Form 10-Q
period 1995-03-31
TECH OPS SEVCON INC
filed 1995-05-01
CIK 825411

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995 or
                                         --------------
/ / TRANSITION REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from               to
                                         -------------    ------------

Commission File Number 1-9789
                       ------


                              TECH/OPS SEVCON, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-2985631
- -------------------------------                       ---------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                 One Beacon Street, Boston, Massachusetts, 02108
- --------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (617) 523-2030
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at April 28, 1995
- -----------------------------           -----------------------------
Common stock, par value $.10                     1,522,601

                              TECH/OPS SEVCON, INC.

PART I.    FINANCIAL INFORMATION

                           Consolidated Balance Sheets

                                     ASSETS

                                             March 31,  September 30,
                                                 1995           1994
                                            ---------   ------------
                                           (unaudited) (Derived from
                                                          audited
                                                         statements)
Current assets:

    Cash and cash equivalents             $ 1,774,000     $ 2,336,000
    Accounts receivable, less allowances
       of $171,000 at 3/31/95
       and $166,000 at 9/30/94              5,040,000       3,789,000

    Inventories:
       Raw materials                        1,471,000         950,000
       Work-in-process                        795,000         516,000
       Finished goods                         318,000         303,000
                                          -----------     -----------
                                            2,584,000       1,769,000
                                          -----------     -----------
            Total current assets            9,398,000       7,894,000
                                          -----------     -----------

Property, plant and equipment, at cost      4,053,000       3,878,000
    Less:  Accumulated depreciation
           and amortization                 2,710,000       2,721,000
                                          -----------     -----------
      Net property, plant
        and equipment                       1,343,000       1,157,000
                                          -----------     -----------
Cost of purchased businesses in excess
   of net assets acquired                   1,435,000       1,435,000

Other assets                                  112,000         109,000
                                          -----------     -----------
                                          $12,288,000     $10,595,000
                                          ===========     ===========



The accompanying notes are an integral part of these financial statements.

                              TECH/OPS SEVCON, INC.

                           Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                          March 31,     September 30,
                                              1995              1994
                                        -----------     -------------
                                        (unaudited)     (derived from
                                                            audited
                                                          statements)
Current liabilities:

    Accounts payable                    $ 2,148,000      $ 1,287,000
    Dividend payable                        305,000          305,000
    Accrued expenses                      1,611,000        1,968,000
    Accrued taxes on income                 546,000          282,000
                                        -----------      -----------
        Total current liabilities         4,610,000        3,842,000
                                        -----------      -----------

Deferred taxes on income                    191,000          185,000
                                        -----------      -----------

Stockholders' investment (Note 3)
    Preferred stock                             --               --
    Common stock                            152,000          152,000
    Premium paid in on common stock       3,140,000        3,140,000
    Retained earnings                     4,576,000        3,855,000
    Cumulative translation adjustment      (381,000)        (579,000)
                                        -----------      -----------
       Total stockholders' investment   $ 7,487,000      $ 6,568,000
                                        -----------      -----------
                                        $12,288,000      $10,595,000
                                        ===========      ===========



The accompanying notes are an integral part of these financial statements.

                              TECH/OPS SEVCON, INC.

                        Consolidated Statement of Income

                                   (Unaudited)

                      ($000, except for per share numbers)

                                  Three Months Ended  Six Months Ended
                                  ------------------  ----------------
                                   Mar. 31,  Apr. 2,  Mar. 31,  Apr. 2,
                                      1995     1994      1995     1994
                                   -------  -------   -------   ------
Net sales                          $ 6,165  $ 3,935   $10,939   $7,366

Costs and expenses:
  Cost of sales                      3,588    2,253     6,400    4,326
  Selling, general and
    administrative                   1,488    1,219     2,678    2,335
                                   -------  -------   -------   ------
                                     5,076    3,472     9,078    6,661
                                   -------  -------   -------   ------
Operating income                     1,089      463     1,861      705

Other income net                        47        6        66        8
                                   -------  -------   -------   ------
Income before income taxes           1,136      469     1,927      713

Income taxes                           359      160       597      235
                                   -------  -------   -------   ------
Net income                         $   777  $   309   $ 1,330   $  478
                                   =======  =======   =======   ======

Net income per share               $   .50  $   .20   $   .85   $  .31
                                   =======  =======   =======   ======
Average common and common
   equivalent shares outstanding     1,569    1,534     1,569    1,538
                                   =======  =======   =======   ======




The accompanying notes are an integral part of these financial statements.

                              TECH/OPS SEVCON, INC.

                      Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                  Six Months Ended
                                             -------------------------
                                               March 31,      April 2,
                                                    1995          1994
                                             -----------    ----------
Net cash flow from operating activities:
  Net income                                 $ 1,330,000    $  478,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization               113,000       148,000
     Deferred tax provision                        6,000        16,000
     Increase (decrease) in cash resulting
      from changes in operating assets
      and liabilities:
       Receivables                            (1,251,000)     (425,000)
       Inventories                              (815,000)      (98,000)
       Accounts payable                          862,000       412,000
       Accrued compensation and expenses        (357,000)     (177,000)
       Accrued and deferred taxes on income      264,000      (140,000)
       Other assets                               (3,000)       26,000
                                             -----------    ----------
  Net cash generated from
   operating activities                          149,000       240,000
                                             -----------    ----------

Cash flow used by investing activities
  Acquisition of property, plant, and
    equipment, net                              (244,000)     (159,000)
                                             -----------    ----------
Cash flow used by financing activities
  Dividends paid                                (609,000)     (381,000)
                                             -----------    ----------
Effect of exchange rate changes on cash          142,000       (49,000)
                                             -----------    ----------
Net decrease in cash                            (562,000)     (349,000)

Opening balance - cash and cash equivalents    2,336,000     1,973,000
                                             -----------    ----------
Ending balance - cash and cash equivalents   $ 1,774,000    $1,624,000
                                             ===========    ==========
Supplemental disclosure of cash flow
information:
  Cash paid for income taxes                 $   247,000    $  158,000
                                             -----------    ----------
Supplemental disclosure of non-cash
financing activity:
   Dividend declared                         $   305,000    $  190,000
                                             ===========    ==========



The accompanying notes are an integral part of these financial statements.

                              TECH/OPS SEVCON, INC.

           Notes to Consolidated Financial Statements - March 31, 1995

                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon) as of March 31, 1995 and for the Three month and six month periods ending on March 31, 1995 and April 2, 1994.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31, 1995 and the results of operations and cash flows for the three months and six months ended March 31, 1995 and April 2, 1994.

         The accounting policies followed by Tech/Ops Sevcon are set forth in
Note 1 to the financial statements in the 1994 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K, which is incorporated by reference.

         The results of operations for the three-month and six-month periods ended March 31, 1995 and April 2, 1994 are not necessarily indicative of the results to be expected for the full year.

(2)      Cash Dividends

         On March 15, 1995, the Company declared a quarterly dividend of $.20 per share for the second quarter of fiscal 1995, which was paid on April 13, 1995 to stockholders of record on March 30, 1995. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990. The dividend was initially $.075 per share, was increased to $.125 per share in September 1992 and to $.20 per share in September 1994.

                              TECH/OPS SEVCON, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends, which at present amount to $304,500 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

Results of Operations

Sales in the second fiscal quarter ended March 31, 1995 were $6,165,000, compared to $3,935,000 in the previous year, an increase of 57%. Over half of the revenue increase in the present quarter was due to gains in new business and shipments of new products, with the balance mainly due to continuing improvement in world-wide demand for fork lift truck controllers.

As a result of higher revenues, operating income of $1,089,000 was over two times higher than the same period last year. Income before income taxes was $1,136,000, compared to $469,000 last year. Income taxes were 32% of pre-tax income compared to 34% in 1994.

Net income was $777,000 compared to $309,000 last year, two and a half times as high. Income per share was $.50 compared to $.20 in the second quarter of fiscal 1994.

For the first six months of fiscal 1995, sales were $10,939,000 compared to $7,366,000 last year, an increase of 48%. Currency fluctuations accounted for 7% of this increase, the remaining 41% was due to increased physical volumes.

Operating income for the six month period increased by over two and one half times to $1,861,000. The increase in operating income was mainly due to higher sales revenues. Income before income taxes was $1,937,000 compared to $713,000 last year, an increase of 170%.

For the six month period, net income was $1,330,000, or $.85 per share, 2.8 times last year's results of $478,000, or .31 per share.

                              TECH/OPS SEVCON, INC.

                                 March 31, 1995

PART II.    OTHER INFORMATION

         At the Company's Annual Meeting held on January 25, 1995, the shareholders voted to re-elect as directors for three year terms the following persons: Harold C. Mayer, Jr. and Marvin G. Schorr. Each of the two nominees received 1,416,955 votes for (93% of the total outstanding) and 5,989 votes withheld. Continuing as directors were: Milton C. Lauenstein, Paul B. Rosenberg, Herbert Roth, Jr., Bernard F. Start, and C. Vincent Vappi. The shareholders also voted to appoint Arthur Andersen LLP as the Company's auditors for the following year, with 1,418,640 shares voting for (93% of the total outstanding), 1,004 shares against, and 3,300 shares withheld.

Item 9.  Exhibits and Reports on Form 8-K

   (a)   There are no exhibits filed with this report.

   (b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TECH/OPS SEVCON, INC.

Date: May 1, 1995                     /s/ Paul B. Rosenberg
                                      ---------------------
                                        Paul B. Rosenberg
                                            Treasurer