Form 10-Q
period 1995-06-30
TECH OPS SEVCON INC
filed 1995-08-10
CIK 825411

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________     to __________


Commission File Number 1-9789
                       ------


                            TECH/OPS SEVCON, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Delaware                                     04-2985631
-------------------------------                      --------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

              One Beacon Street, Boston, Massachusetts, 02108
           ----------------------------------------------------
           (Address of principal executive offices and zip code)

                               (617) 523-2030
            ---------------------------------------------------
           (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at August 1, 1995
-----------------------------          -----------------------------
Common stock, par value $.10                     1,523,340

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS

                                             June 30,  September 30,
                                                 1995           1994
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:

    Cash and cash equivalents              $ 2,094,000   $ 2,336,000
    Accounts receivable, less allowances
       of $168,000 at 6/30/95
       and $166,000 at 9/30/94               5,500,000     3,789,000
    Inventories:
       Raw materials                         1,767,000       950,000
       Work-in-process                         740,000       516,000
       Finished goods                          319,000       303,000
                                             ---------     ---------
                                             2,826,000     1,769,000
                                             ---------     ---------
            Total current assets            10,420,000     7,894,000
                                             ---------     ---------

Property, plant and equipment, at cost       4,003,000     3,878,000
    Less:  Accumulated depreciation
           and amortization                  2,710,000     2,721,000
                                             ---------     ---------
      Net property, plant
        and equipment                        1,293,000     1,157,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000

Other assets                                   111,000       109,000
                                             ----------   ----------
                                           $13,259,000   $10,595,000
                                            ==========    ==========





The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                             June 30,  September 30,
                                                 1995           1994
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                       $ 2,216,000   $ 1,287,000
    Dividend payable                           305,000       305,000
    Accrued expenses                         1,978,000     1,968,000
    Accrued taxes on income                    745,000       282,000
                                             ---------     ---------
        Total current liabilities            5,244,000     3,842,000
                                             ---------     ---------

Deferred taxes on income                       185,000       185,000
                                             ---------      ---------

Stockholders' investment (Note 3)

    Preferred stock                                 -             -
    Common stock                               152,000       152,000
    Premium paid in on common stock          3,146,000     3,140,000
    Retained earnings                        5,004,000     3,855,000
    Cumulative translation adjustment         (472,000)     (579,000)
                                            ----------    ----------
       Total stockholders' investment      $ 7,830,000   $ 6,568,000
                                            ----------    ----------
                                           $13,259,000   $10,595,000
                                            ==========    ==========













The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)

                ($000, except for per share numbers)

                                Three Months Ended  Nine Months Ended
                                  ----------------   ----------------
                                  June 30,  July 2,  June 30, July 2,
                                      1995     1994      1995    1994
                                   -------   ------   -------  ------
Net sales                          $ 6,177  $ 4,358   $17,116 $11,724

Costs and expenses:
  Cost of sales                      3,551    2,510     9,951   6,836
  Selling, general and
    administrative                   1,522    1,194     4,200   3,529
                                     -----    -----    ------  ------
                                     5,073    3,704    14,151  10,365
                                     -----    -----     -----  ------
Operating income                     1,104      654     2,965   1,359

Other income net                        12        2        78      10
                                      ----      ----    -----     ---
Income before income taxes           1,116      656     3,043   1,369

Income taxes                           367      207       964     442
                                     -----      ---     -----     ---
Net income                         $   749    $ 449    $2,079   $ 927
                                     =====      ===     =====     ===

Net income per share                 $ .47    $ .29     $1.32   $ .60
                                       ===      ===      ====     ===
Average common and common
   equivalent shares outstanding     1,590    1,558     1,578   1,558
                                     =====    =====     =====   =====











The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                 Nine Months Ended
                                               ----------------------
                                               June 30,       July 2,
                                                   1995          1994
                                               --------     --------
Net cash flow from operating activities:
  Net income                                $ 2,079,000    $ 927,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              228,000      212,000
     Deferred tax provision                          -        25,000
     Increase (decrease) in cash resulting
      from changes in operating assets
       and liabilities:
       Receivables                           (1,711,000)    (564,000)
       Inventories                           (1,057,000)    ( 60,000)
       Accounts payable                         930,000       30,000
       Accrued compensation and expenses          8,000     ( 35,000)
       Accrued and deferred taxes on income     463,000        5,000
       Other assets                            (  2,000)      24,000
                                               --------      -------
  Net cash generated from
   operating activities                         938,000      864,000
Cash flow used by investing activities
  Acquisition of property, plant, and
    equipment, net                             (341,000)    (190,000)
                                                -------      -------
Cash flow used by financing activities
  Exercise of stock options                    (  8,000)    (  1,000)
  Dividends paid                               (913,000)    (571,000)
                                               --------      -------
  Net cash used by financing activities        (921,000)    (572,000)

Effect of exchange rate changes on cash          82,000       57,000
                                                -------     --------
Net increase (decrease) in cash                (242,000)     159,000
Opening balance - cash and cash equivalents   2,336,000    1,973,000
                                              ---------    ---------
Ending balance - cash and cash equivalents   $2,094,000   $2,132,000
                                              =========    =========
Supplemental disclosure of cash flow
 information:
  Cash paid for income taxes                  $ 421,000    $ 215,000
                                                -------      -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                          $ 305,000    $ 190,000
                                                =======      =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

      Notes to Consolidated Financial Statements - June 30, 1995

                            (Unaudited)


(1)     Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 1995 and the results of operations and cash flows for the three months and nine months ended June 30, 1995 and July 2, 1994.

          The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1994 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.


          The results of operations for the three-month and nine-month periods ended June 30, 1995 and July 2, 1994 are not necessarily indicative of the results to be expected for the full year.


(2)   Cash Dividends and Stock Split

          On June 14, 1995, the Company declared a quarterly dividend of $.20 per share for the third quarter of fiscal 1995, which was paid on July 13, 1995 to stockholders of record on June 28, 1995. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990. The dividend was initially $.075 per share, was increased to $.125 per share in September 1992 and to $.20 per share in September 1994.

          On July 27, 1995, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on August 28, 1995 to shareholders of record on August 11, 1995. At the same time, the Company declared a 25% increase in its regular quarterly dividend to $.125 per share for the fourth quarter of fiscal 1995. This dividend reflects the two-for-one stock split, and is payable on October 12, 1995 to shareholders of record on September 25, 1995. The cash dividend had been $.10 per share for the previous four quarters on a post-split basis.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends, which at present amount to $304,500 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.


Results of Operations

Sales in the third fiscal quarter ended June 30, 1995 were $6,177,000, compared to $4,358,000 in the previous year, an increase of 42%. Over half of the revenue increase in this quarter was due to gains in business to new customers and shipments of new products, with the balance mainly due to continuing improvement in world-wide demand for fork lift truck controllers.

The gross profit percentage was almost identical in the two years (42.5% compared to 42.4%), but as a result of higher revenues, the gross profit increased by $778,000. Operating expenses for the quarter increased at a much lower rate than sales and therefore, operating income of $1,104,000 was 69% higher than the same period last year. Income before income taxes was $1,116,000, compared to $656,000 last year. Income taxes were 33% of pre-tax income compared to 32% in 1994.

Mainly due to the higher gross profit from increased sales, net income was $749,000 compared to $449,000 last year, an increase of 67%. Income per share was $.47 compared to $.29 in the third quarter of fiscal 1994, on a pre-split basis.

For the first nine months of fiscal 1995, sales were $17,116,000 compared to $11,724,000 last year, an increase of 46%. Currency fluctuations accounted for 7% of this increase, and the remaining 39% was due to increased physical volumes, including new products and business from new customers.

The gross profit increase for the nine months was $2,277,000, which was a 47% gain over the prior year. Operating expenses grew at a much lower rate, and therefore, operating income for the nine month period increased by 118% to $2,965,000. Income before income taxes was $3,043,000 compared to $1,369,000 last year, an increase of 122%. Income taxes were 32% of pre-tax income for both periods.

Principally due to the higher gross profit generated by higher sales, for the nine month period, net income was $2,079,000, or $1.32 per share, 2.2 times last year's results of $927,000, or $.60 per share, on a pre-split basis.

                         TECH/OPS SEVCON, INC.


                     PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits filed with this report.

             (27) Financial Data Schedule (EDGAR Filing only)


    (b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter for which this report is filed.




                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: August 10, 1995               By:  /s/ Paul B. Rosenberg
                                         ---------------------
                                           Paul B. Rosenberg
                                               Treasurer
                                      (Chief Accounting Officer)