Form 10-Q/A
period 1995-06-30
TECH OPS SEVCON INC
filed 1995-08-11
CIK 825411

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


Commission File Number 1-9789
                       ------


                            TECH/OPS SEVCON, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Delaware                                     04-2985631
- -------------------------------                      --------------
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
           (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at August 1, 1995
- -----------------------------          -----------------------------
Common stock, par value $.10                     1,523,340

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