Form 10-K
period 1995-09-30
TECH OPS SEVCON INC
filed 1995-12-28
CIK 825411

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K
    (Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
       For the fiscal year ended September 30, 1995, or

| | Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
       For the transition period from           to

    Commission File Number 1-9789

                             TECH/OPS SEVCON, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-2985631
-------------------------------                      ----------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

           Registrant's Area Code and Telephone Number (617) 523-2030

          Securities registered pursuant to Section 12(b) of the Act:

                                                      (Name of Exchange
       (Title of Each Class)                         on Which Registered)
--------------------------------------             -----------------------
COMMON STOCK, PAR VALUE $.10 PER SHARE             AMERICAN STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of November 20, 1995, 3,048,330 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $25,200,000.

Documents incorporated by reference: Proxy Statement for Annual Meeting of Stockholders - January 31, 1996 - Items 10, 11, 12 and 13.

                                      INDEX

(Information Required by Part II Item 8 and Part IV Item 14(a) of Form 10-K)

ITEM                                                                    PAGE
----------------------------------------------------------------------------

PART I
1.  BUSINESS
        General Description .............................................  3
        Marketing and Sales .............................................  3
        Patents .........................................................  3
        Backlog .........................................................  3
        Raw Materials ...................................................  3
        Competition .....................................................  4
        Research and Development ........................................  4
        Environmental Regulations .......................................  4
        Employees and Labor Relations ...................................  4
2.  PROPERTIES ..........................................................  4
3.  LEGAL PROCEEDINGS ...................................................  5
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  5

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS   5
6.  SELECTED FINANCIAL DATA .............................................  5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS ...............................................  6
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Consolidated Balance Sheets .....................................  8
        Consolidated Statements of Income ...............................  9
        Consolidated Statements of Stockholders' Investment ............. 10
        Consolidated Statements of Cash Flows ........................... 11
        Notes to Consolidated Financial Statements ...................... 12
        Report of Independent Public Accountants ........................ 20
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE ................................................ 21

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................. 21
11. EXECUTIVE COMPENSATION .............................................. 21
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...... 21
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................... 21

PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        Exhibits ........................................................ 22
        Financial Statements and Schedules .............................. 22
        Form 8-K ........................................................ 22
        Signatures of Registrant and Directors .......................... 24

SCHEDULES
II  RESERVES ............................................................ 26

Schedules other than the one referred to above have been omitted as] inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

PART I

Item 1. BUSINESS

General description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon", or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic controller business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, and France, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metalized film capacitors for electronics applications.

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $8,685,000, $6,116,000 and $5,020,000, in 1995, 1994 and 1993, respectively, which accounted for approximately 39%, 39%, and 34%, respectively, of total sales. Approximately 49% of controller sales are made to 8 manufacturers of such equipment in Europe and the United States.

Patents

The Company believes that its business is not dependent on patent protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products, and its prompt and responsive service performance. However, the rights to inventions of employees working for Tech/Ops Sevcon are assigned to the Company.

Backlog

Tech/Ops Sevcon's backlog at September 30, 1995 was $3,391,000 compared to $2,429,000 in September 1994, and $1,495,000 in September 1993. Backlog increased by $962,000, or 40%, during fiscal 1995. The increase in backlog was mainly due to higher current business levels.

Raw Materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. During fiscal 1995, when volumes increased sharply, certain component manufacturers significantly increased prices and extended their lead times. The Company has taken action to mitigate the effect of these cost increases, and believes that its sources and availability of its raw materials are adequate.

Competition

In the United States, the Company competes primarily with a division of the General Electric Company, which has a significant share of the market. Overseas, Tech/Ops Sevcon has several international competitors, including General Electric Company, as well as a number of small competitors that operate only in local markets. In addition, several large manufacturers of fork lift trucks make their own controllers, although their product is generally for internal use only. The Company believes that it is one of the largest independent suppliers of such devices outside of the United States.

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $1,381,000 in 1995 compared to $1,096,000 in 1994 and $895,000 in 1993.
Expenditure increased by 26% in 1995 and 22% in 1994.

Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon.

Employees and labor relations

As of September 30, 1995, the Company employed 248 full-time employees, of whom 30 were in the United States, 210 were in the United Kingdom, 6 were in France, 1 was in Japan, and 1 was in Korea. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 2. PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Burlington, Massachusetts, under a lease expiring in 1998, with two five-year options thereafter. The building is used for the manufacture of electronic controllers, together with sales and service offices. The United Kingdom electronic controller business of Tech/Ops Sevcon is carried on in a building owned by it located in Gateshead, England, containing 40,000 square feet of space. The land on which this building stands is held on a lease expiring in 2068. 5,000 square feet of space is also rented near Paris, France under a lease expiring in 1997. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales.

The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of the Company's common stock is shown in the table below. All prices have been restated to reflect a two-for-one stock split effective August 28, 1995. At November 20, 1995, there were approximately 600 shareholders of record.

                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
  1995
High                    8.50       7.94     14.63      15.50     15.50
Low                     6.75       7.13      7.13      11.88      6.75
Dividend              $  .10     $  .10    $  .10     $ .125    $ .425

  1994
High                    5.50       5.25      8.00       8.31      8.31
Low                     4.88       4.44      4.50       5.88      4.44
Dividend              $.0625     $.0625    $.0625     $  .10    $.2875

ITEM 6. SELECTED FINANCIAL DATA

For the five years ended September 30:      (in 000's except per share data)
                                    1995     1994     1993     1992     1991
                                    ----     ----     ----     ----     ----
Net sales                        $22,431  $15,835  $14,635  $17,587  $17,528
Operating income                   3,695    1,985    1,445    2,102    2.389
Net income                         2,580    1,350    1,076    1,546    1,653
Income per share (a)             $   .81  $   .44  $   .34  $   .48  $   .47
Dividends per share (a) (b)         .425     .288      .25     .175      .15
Average shares outstanding (a)     3,171    3,102    3,194    3,232    3,448
Total assets                     $12,981  $10,595  $ 9,043  $10,436  $10,356

(a) Restated to reflect two for one stock split effective August 28, 1995.

(b) In September 1995, the Company increased its regular quarterly dividend from $.10 per share to $.125 per share. In September 1994, the dividend was raised, on a restated basis, from $.0625 per share to $.10 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average shares outstanding, income per share and dividends per share have all been restated to reflect the two-for-one stock split effective August 28, 1995.

A) Results of Operations

1995 compared to 1994

Sales increased by $6,596,000, or 42%, to $22,431,000. This sales increase arose from improved worldwide market conditions, the expansion of sales to the aerial lift industry and new business gains. Sales in the USA increased by $2,529,000, or 42%. In other markets, mainly Europe and the Far East, which accounted for 61% of sales, there was a 41% sales increase. Currency fluctuations did not have a significant impact on sales in 1995. The effect of price increases on fiscal 1995 sales was less than 2%. However, increased material costs late in the fiscal year have resulted in the Company increasing its selling prices, applicable mainly to the next fiscal year.

Gross profit was 42% of sales in both 1995 and 1994. As a result of increased volumes, gross profit was $2,616,000 higher than last year. Selling, general and administrative expenses increased by $906,000, or 19%, in 1995. Within this, spending on research and development increased by 26% to $1,381,000. Operating income increased by $1,710,000, or 86%, to $3,695,000. This increase was due to both higher sales and control of operating expense levels.

Income before income taxes in 1995 was $3,764,000, an increase of 86%. Income taxes were 31% of pre-tax income compared to 33% last year. The decrease in the average tax rate was mainly because a greater proportion of the Company's profits were earned in foreign countries which have lower tax rates than the USA. Net income increased by $1,230,000, or 91%, to $2,580,000. Income per share was $.81 compared to $.44 last year, an increase of 84%. Average shares outstanding increased by 2% mainly as a result of stock options.

1994 compared to 1993

Sales increased by 8% in 1994 to $15,835,000. Sales in the second half year of 1994 were 15% higher than the first six months and 33% ahead of the same period of 1993. Volumes in the USA increased by 22%. In other markets, which accounted for 60% of sales, volumes increased by 1%. Currency fluctuations did not have a significant impact on sales in 1994. Selling price increases were less than 2%.

Gross profit was 42% of sales in 1994 compared to 39% in 1993. Higher margins on new business gained in 1994 and better manufacturing efficiency contributed to the increase in gross profit. Research and development spending increased by 22% in 1994 to $1,096,000, or 6.9% of sales. Operating income was $1,985,000, an increase of $540,000, or 37%, compared to the prior year. This increase was due to both greater volumes and improved efficiency.

Income before income taxes was $2,010,000 compared to $1,556,000 in 1993, an increase of 29%. Income taxes were 33% of pre-tax income compared to 31% in 1993, mainly due to lower foreign tax credits. Net income was $1,350,000, an increase of $274,000, or 25%, compared to 1993. Income per share was $.44 compared to $.34 in fiscal 1993, an increase of 30%. Average shares outstanding were 3% lower than 1993 as a result of stock repurchases late in fiscal 1993.


Fourth quarter results

Sales in the fourth quarter of 1995 were $5,315,000, an increase of 29% compared to the same quarter last year. Sales were 14% lower than the third quarter of 1995 because of the traditional summer shutdowns at many of our customers. Gross profit as a percentage of sales was lower than normal at 40% compared to 44% last year, and the average gross profit level of 42% for both fiscal 1995 and 1994. This decrease was mainly due to increased material costs which were not reflected in selling prices during the fourth quarter. Gross profit was $339,000 higher than last year.

Selling, general and administrative expenses were $235,000, or 20%, higher than last year. This increase was in line with the year-to-year increase in annual operating expenses. As a result, operating income was $730,000 compared to $626,000 last year, an increase of $104,000, or 17%. Net income was $501,000, or $.16 per share, compared to $423,000, or $.14 per share, last year.

B) Liquidity and capital resources

Cash balances increased by $356,000 during 1995 to $2,692,000. Dividends paid during fiscal 1995 amounted to $1,219,000. Operating activities generated $1,995,000 and $407,000 was spent on capital equipment. The increase in receivables reflected business levels in the fourth quarter. Inventories increased by $1,194,000, or 67%, due to both the 42% increase in annual sales and to selective increases in inventory levels to cover for extended lead times of certain key components. Payables increased by $732,000, or 58%, mainly due to the higher level of inventories.

The Company has, since January 1990, maintained a program of regular cash dividends. The regular quarterly cash dividend, which currently amounts to $387,000 per quarter, was increased in September 1995 by 25% to $.125 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

September 30, 1995 and 1994                        (in thousands of dollars)
----------------------------------------------------------------------------
ASSETS                                                         1995    1994
----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                 $ 2,692 $ 2,336
  Receivables, net of allowances for doubtful accounts of
    $153,000 in 1995 and $166,000 in 1994                     4,487   3,789
  Inventories                                                 2,963   1,769
----------------------------------------------------------------------------
Total current assets                                         10,142   7,894
----------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                          22      22
  Buildings and improvements                                    716     708
  Equipment                                                   3,275   3,148
----------------------------------------------------------------------------
                                                              4,013   3,878
    Less: accumulated depreciation and amortization           2,664   2,721
----------------------------------------------------------------------------
Net property, plant and equipment                             1,349   1,157
---------------------------------------------------------------------------
Cost of purchased businesses in excess of net assets acquired 1,435   1,435
Other assets                                                     55     109
----------------------------------------------------------------------------
TOTAL ASSETS                                                $12,981 $10,595
----------------------------------------------------------------------------

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                          $ 2,019 $ 1,287
  Dividend payable                                              387     305
  Accrued compensation and related costs                        738     575
  Other accrued expenses                                      1,111   1,393
  Accrued and deferred taxes on income                          423     282
----------------------------------------------------------------------------
Total current liabilities                                     4,678   3,842
----------------------------------------------------------------------------
Deferred taxes on income                                        178     185
----------------------------------------------------------------------------
Commitments and contingencies (note 4)
----------------------------------------------------------------------------

STOCKHOLDERS' INVESTMENT

   >
Preferred stock, par value $.10 per share
  - authorized - 1,000,000 shares; outstanding - none             -       -
Common stock, par value $.10 per share
  - authorized - 4,000,000 shares; outstanding 3,097,523
  in 1995 and 3,045,202 in 1994                                 310     305
Premium paid in on common stock                               3,383   2,987
Retained earnings                                             4,926   3,855
Cumulative translation adjustment                              (494)   (579)
----------------------------------------------------------------------------
Total stockholders' investment                              $ 8,125 $ 6,568
----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $12,981 $10,595
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1995, 1994 and 1993 (in thousands except per share data)
                                                   1995      1994      1993
----------------------------------------------------------------------------
Net sales                                       $22,431   $15,835   $14,635
----------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                  13,116     9,136     8,940
  Selling, general and administrative             5,620     4,714     4,250
----------------------------------------------------------------------------
                                                 18,736    13,850    13,190
----------------------------------------------------------------------------
Operating income                                  3,695     1,985     1,445
Interest income                                      70        40        57
Other income (expense), net                          (1)      (15)       54
----------------------------------------------------------------------------
Income before income taxes                        3,764     2,010     1,556
Income taxes                                     (1,184)     (660)     (480)
----------------------------------------------------------------------------
Net income                                      $ 2,580   $ 1,350   $ 1,076
----------------------------------------------------------------------------
Income per share (a)                               $.81      $.44      $.34
----------------------------------------------------------------------------
Average common and common equivalent
  shares outstanding (a)                          3,171     3,102     3,195
----------------------------------------------------------------------------

(a) Restated to reflect two-for-one stock split effective August 28, 1995.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1993, 1994 and 1995 (in thousands of dollars)
----------------------------------------------------------------------------
                                  Premium
                               paid in on           Cumulative         Total
                        Common     common Retained translation stockholders'
                     stock (a)  stock (a) earnings  adjustment    investment
----------------------------------------------------------------------------
Balance Sept. 30, 1992    $301     $2,826   $3,314        $(8)       $6,433

Net income                   -          -    1,076          -         1,076
Dividends ($.25 per share)   -          -     (778)         -          (778)
Currency translation
  adjustment                 -          -        -       (722)         (722)
Exercise of stock options   14        259        -          -           273
Purchase and retirement of
  common stock             (10)      (198)    (226)         -          (434)
----------------------------------------------------------------------------
Balance Sept. 30, 1993     305      2,887    3,386       (730)        5,848

Net Income                   -          -    1,350          -         1,350
Dividends ($.2875 per
  share)                     -          -     (875)         -          (875)
Currency translation
  adjustment                 -          -        -        151           151
Tax benefit on exercise of
  stock options              -         96        -          -            96
Exercise of stock options    -          4       (6)         -            (2)
----------------------------------------------------------------------------
Balance Sept. 30, 1994     305      2,987    3,855       (579)        6,568

Net income                   -          -    2,580          -         2,580
Dividends ($.425 per share)  -          -   (1,301)         -        (1,301)
Currency translation
  adjustment                 -          -        -         85            85
Tax benefit on exercise of
  stock options              -        257        -          -           257
Exercise of stock options    5        139     (208)         -           (64)
----------------------------------------------------------------------------
Balance Sept. 30, 1995   $ 310     $3,383   $4,926      $(494)       $8,125
----------------------------------------------------------------------------

(a) Restated to reflect two-for-one stock split effective August 28,1995 and change in par value effective January 27, 1993.

The accompanying notes are an integral part of these consolidated financial statements.
                                 10

CONSOLIDATED STATEMENT OF CASH FLOWS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1995, 1994 and 1993 (in thousands of dollars)
----------------------------------------------------------------------------
                                                     1995     1994     1993
----------------------------------------------------------------------------
Net cash flow from operating activities:

Net income                                         $2,580   $1,350   $1,076
Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation and amortization                       249      241      240
  Deferred tax provision                               (7)       8      (26)
  Increase (decrease) in cash resulting from changes
      in operating assets and liabilities:
    Receivables                                      (698)  (1,096)   1,142
    Inventories                                    (1,194)     (74)     556
    Accounts payable                                  732      251     (502)
    Accrued compensation and expenses                (119)     348     (404)
    Accrued and deferred taxes on income              398      206      121
    Other assets                                       54       42       15
----------------------------------------------------------------------------
Net cash generated from operating activities        1,995    1,276    2,218
----------------------------------------------------------------------------
Cash flow used by investing activities:
  Acquisition of property, plant and equipment       (407)    (267)    (141)
----------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                           (379)     (10)    (434)
  Exercise of stock options                           315        8      273
  Dividends paid                                   (1,219)    (760)    (775)
----------------------------------------------------------------------------
  Net cash used by financing activities            (1,283)    (762)    (936)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash                51      116     (487)
----------------------------------------------------------------------------
Net increase in cash                                  356      363      654

Beginning balance - cash and cash equivalents       2,336    1,973    1,319
----------------------------------------------------------------------------
Ending balance - cash and cash equivalents         $2,692   $2,336   $1,973
----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $  773   $  317   $  552
----------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
  Dividend declared                                $  387   $  305   $  190
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, and Sevcon SA. All material intercompany transactions have been eliminated.

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been charged to "Cost of purchased businesses in excess of net assets acquired". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has diminished. The Company considers the future profitability of the business in assessing the value of this asset. The excess related to acquisitions initiated prior to November 1, 1970 ($1,435,000) is not being amortized, since in the opinion of management there has been no diminution in the value of the excess related to these acquisitions. The excess related to subsequent acquisitions has been fully amortized.

B. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $1,381,000 in 1995, $1,096,000 in 1994 and $895,000 in 1993.

C. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings and seven years for equipment. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

D. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and comprised of:

----------------------------------------------------------------------------
                                                  (in thousands of dollars)
----------------------------------------------------------------------------
                                                       1995           1994
----------------------------------------------------------------------------
Raw materials                                        $1,643         $  950
Work-in-process                                         779            516
Finished goods                                          541            303
----------------------------------------------------------------------------
                                                     $2,963         $1,769
----------------------------------------------------------------------------

E. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement #109 (FAS 109). Under FAS 109, the financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns.

F. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' investment in the balance sheet. Foreign currency transaction gains and losses are included in costs and expenses.

G. Cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. Such investments are generally money market funds, bank certificates of deposit, US Treasury bills and short-term bank deposits in Europe.

(2) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                 1995       1994       1993
----------------------------------------------------------------------------
Domestic                                       $1,028     $  824     $  353
Foreign                                         2,736      1,186      1,203
----------------------------------------------------------------------------
                                               $3,764     $2,010     $1,556
----------------------------------------------------------------------------


The components of the provision for income taxes for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
       1995                              Current       Deferred       Total
----------------------------------------------------------------------------
Federal                                   $  221         $    -      $  221
State                                        102              -         102
Foreign                                      854              7         861
----------------------------------------------------------------------------
                                          $1,177         $    7      $1,184
----------------------------------------------------------------------------

----------------------------------------------------------------------------
       1994                              Current       Deferred       Total
----------------------------------------------------------------------------
Federal                                   $  103         $    -      $  103
State                                         95              -          95
Foreign                                      454              8         462
----------------------------------------------------------------------------
                                          $  652         $    8      $  660
----------------------------------------------------------------------------

----------------------------------------------------------------------------
       1993                              Current       Deferred       Total
----------------------------------------------------------------------------
Federal                                   $   35         $    -      $   35
State                                         44              -          44
Foreign                                      427            (26)        401
----------------------------------------------------------------------------
                                          $  506         $  (26)     $  480
----------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

                                                 (in thousands of dollars)
----------------------------------------------------------------------------
                                               1995        1994        1993
----------------------------------------------------------------------------
Statutory Federal income tax rate               34%         34%         34%
Computed tax provision
  at statutory rate                          $1,280      $  683      $  529
Increases (decreases) resulting from:
  Foreign tax rate differentials                 (1)         (9)         (5)
  Foreign tax credits and other                 (95)        (14)        (44)
Income tax provision in
  the Statement of Income                    $1,184      $  660      $  480
----------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transactions for financial reporting and tax purposes. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 1995 and 1994 are as follows:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                         1995
----------------------------------------------------------------------------
                                        Domestic      Foreign       Foreign
                                         current      current     long-term
----------------------------------------------------------------------------
Assets:
  Pension accruals                        $  149       $    -        $    -
  Inventory basis differences                 40            -             -
  Warranty reserves                           60            -             -
  Other (net)                                 51           26             -
----------------------------------------------------------------------------
                                             300           26             -
Liabilities:
  Prepaid pension                              -          (66)            -
  Property basis differences                   -            -          (178)
----------------------------------------------------------------------------
Net asset (liability)                        300          (40)         (178)
Valuation allowance                         (300)           -             -
----------------------------------------------------------------------------
Net deferred tax asset
  (liability)                             $    -       $  (40)       $ (178)
----------------------------------------------------------------------------
                                                         1994
----------------------------------------------------------------------------
                                        Domestic      Foreign       Foreign
                                         current      current     long-term
----------------------------------------------------------------------------
Assets:
  Pension accruals                        $  119       $    -        $    -
  Inventory basis differences                 36            -             -
  Warranty reserves                           48            -             -
  Other (net)                                102           32             -
----------------------------------------------------------------------------
                                             305           32             -
Liabilities:
  Prepaid pension                              -          (64)            -
  Property basis differences                   -            -          (185)
----------------------------------------------------------------------------
Net asset (liability)                        305          (32)         (185)
Valuation allowance                         (305)           -             -
----------------------------------------------------------------------------
Net deferred tax asset
  liability)                              $    -       $  (32)       $ (185)
----------------------------------------------------------------------------

(3) CAPITAL STOCK

All references to shares of common stock have been restated to reflect a two-for-one stock split, in the form of a stock dividend, effective August 28, 1995 and the change in par value effective January 27, 1993.

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value, and 4,000,000 shares of common stock, $.10 par value.

There are 171,952 shares reserved under the Company's Key Employee Stock Bonus and Option Plan. Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable over a ten year period at a price not less than fair market value on the date of grant. This plan also provides for the grant of stock appreciation rights, either separately, or in relation to options granted, and for the grant of bonus shares. No stock appreciation rights or bonus shares have been granted. Option transactions under the plan for the three years ended September 30, 1995 were as follows:

----------------------------------------------------------------------------
                                       Shares under option      Price range
----------------------------------------------------------------------------
Outstanding at September 30, 1992                  370,800      $1.81-$4.97
Exercised in 1993                                 (145,000)     $1.81-$4.09
----------------------------------------------------------------------------
Outstanding at September 30, 1993                  225,800      $1.88-$4.97
Exercised in 1994                                   (1,750)           $4.97
----------------------------------------------------------------------------
Outstanding at September 30, 1994                  224,050      $1.88-$4.97
Exercised in 1995                                  (81,098)     $1.88-$4.97
----------------------------------------------------------------------------
Outstanding at September 30, 1995                  142,952      $3.31-$4.97
Exercisable at September 30, 1995                  107,702      $3.31-$4.97
----------------------------------------------------------------------------

In the year ended September 30, 1993, the Company purchased and retired 95,022 shares of common stock (restated for the two-for-one split in August
1995) at a total cost of $434,000. No such shares were purchased in 1994 or 1995. In accordance with provision of the Company stock option plan, the Company repurchased from employees 1,336 shares in 1994 and 28,777 shares in 1995.

(4) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings but believes that it is only remotely likely that the outcome will be material to operations.

Tech/Ops Sevcon has entered into an agreement with its President which provides that, in the event of termination of employment, within two years after a change in control of Tech/Ops Sevcon not approved by the Board of Directors, such officer would receive benefits of up to an amount approximating twice annual compensation (as defined). In addition, the Company has entered into agreements with six senior employees which provide that, in the event of a change in control of Tech/Ops Sevcon, such employees would be entitled to continuation of their compensation for periods of up to 30 months.

Tech/Ops Sevcon has entered into a consulting agreement, which expires on December 31, 1996, with a company owned by two of its directors. Under the terms of the agreement, the annual cost of these services will not exceed $100,000. This cost covers the provision of the corporate office of the Company, administrative support services and a payment of $30,000 per year to Mr. Rosenberg.

In connection with the transfer in 1988 of the electronic controller business from Tech/Ops, Inc. (Tech/Ops), the former parent company, Tech/Ops Sevcon entered into a Liability Assumption and Sharing Agreement with Tech/Ops and another former subsidiary of Tech/Ops. Liabilities incurred and expensed in connection with this agreement have not been significant.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 1995 was $195,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 1996 - $178,000; 1997 - $63,000; 1998 -
$63,000; 1999 - $63,000; 2000 - $63,000 and $1,344,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $177,000 in 1995, $170,000 in 1994, and $162,000 in 1993.

(5) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon in accordance with SFAS #87.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                             1995      1994
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                          $4,407    $3,708
  Nonvested benefits                                            9         5
----------------------------------------------------------------------------
Accumulated benefit obligation                              4,416     3,713
Effect of projected future compensation levels                614       531
----------------------------------------------------------------------------
Projected benefit obligation                                5,030     4,244
Plan assets at fair value                                   5,589     5,073
----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                                  559       829
Unrecognized net gain                                        (110)     (122)
Unrecognized transition amount                               (342)     (629)
----------------------------------------------------------------------------
Prepaid pension cost                                       $  107    $   78
----------------------------------------------------------------------------

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #87.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   1995      1994      1993
----------------------------------------------------------------------------
Service costs/benefits earned during
  the period                                     $  239    $  204    $  195
Interest cost on projected benefit
  obligation                                        343       293       257
Actual return on plan assets                       (462)     (293)     (342)
Net amortization and deferred items                  18      (124)      (68)
----------------------------------------------------------------------------
Net pension cost calculated
  in accordance with SFAS #87                    $  138    $   80    $   42
----------------------------------------------------------------------------
Net cost of defined contribution plans           $   24    $   19    $   20
----------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.9% and 5.9%, respectively, and the expected long-term rate of return on assets was 8.0% in 1995, 1994 and 1993.



(6) SEGMENT INFORMATION AND FOREIGN OPERATIONS

Tech/Ops Sevcon's largest customer accounted for 10% of sales in 1995, 12% in 1994, and 11% in 1993.

Domestic and foreign revenues are composed of sales to unaffiliated customers, with intercompany sales eliminated. Pretax net income for US and foreign segments is stated before unallocated corporate expense.

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                                    Identi-
                                                Net      Pretax      fiable
                                              Sales      Income      Assets
----------------------------------------------------------------------------
Geographic Segments
----------------------------------------------------------------------------
US          1995                            $ 8,685     $ 1,562     $ 4,104
            1994                              6,116         997       3,481
            1993                              5,020         516       1,957
----------------------------------------------------------------------------
Foreign     1995                             13,746       2,735       8,877
            1994                              9,719       1,186       7,114
            1993                              9,615       1,203       7,086
----------------------------------------------------------------------------
Sub-total   1995                             22,431       4,297      12,981
            1994                             15,835       2,183      10,595
            1993                             14,635       1,719       9,043
----------------------------------------------------------------------------
Unallocated 1995                                  -        (533)          -
  corporate 1994                                  -        (173)          -
  expense   1993                                  -        (163)          -
----------------------------------------------------------------------------
Total       1995                            $22,431     $ 3,764     $12,981
            1994                             15,835       2,010      10,595
            1993                             14,635       1,556       9,043
----------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 7, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer          Age     Position
---------------------------------------------------------------------------
Bernard F. Start         57      President and Chief Executive Officer

Paul A. McPartlin        50      Vice President & Chief Financial Officer

Paul B. Rosenberg        63      Treasurer
---------------------------------------------------------------------------

All officers have served in their present positions since the inception of the Company on December 22, 1987, except for Mr. McPartlin who was appointed Vice President and Chief Financial Officer on November 7, 1990. Mr. Start was Managing Director of the electronic controller business of the Company's predecessor, Tech/Ops, Inc., since 1977 before becoming President of the Company. Mr. McPartlin has been the Financial Director of the Company's UK operations for more than five years. Mr. Rosenberg is President and CEO of Tech/Ops Corporation, and was Vice President - Finance and Administration and Treasurer of Tech/Ops, Inc. for more than five years.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The exhibits filed as part of this Form 10-K are listed on the
         Exhibit Index below.

(b)      Financial statements and schedule

         The financial statements and financial statement schedule listed in the index on page 5 are filed as part of this Annual Report on Form 10-K.

(c)      Form 8-K

         None filed during the quarter ended September 30, 1995.

INDEX TO EXHIBITS

   (a)   Exhibits [Management Contracts, Compensation Plans and
         Arrangements are identified by an asterisk (*)]

(3)(a) Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Annual Report for the fiscal year ended September 30, 1994).

(3)(b) By-laws of the registrant (incorporated by reference to Exhibit (3)(b) to Annual Report for the fiscal year ended September 30, 1994).

(4)(a) Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).

(10)(a)*Tech/Ops Sevcon, Inc. Key Employee Stock Option and Bonus Plan (incorporated by reference to Exhibit (10)(a) to Annual Report for the fiscal year ended September 30, 1994).

(10)(b)*Severance Agreement dated December 22, 1987 between Bernard F. Start and the registrant (incorporated by reference to Exhibit (10)(b) to Annual Report for the fiscal year ended September 30, 1994).

(10)(c)*Corporate Services Agreement dated September 22, 1994 between Tech/Ops Corporation and the registrant (incorporated by reference to Exhibit (10)(c) to Annual Report for the fiscal year ended September 30, 1994).

(10)(d) Liability Assumption and Sharing Agreement dated January 4, 1988 among Tech/Ops, Inc., Tech/Ops Landauer, Inc., and the registrant (incorporated by reference to Exhibit (10)(d) to Annual Report for the fiscal year ended September 30, 1994).

(10)(e)*Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1994).

(10)(f)*Directors' retirement plan (incorporated by reference to Exhibit
        (10)(f) to Annual Report for the fiscal year ended September 30,
        1990).

(11) Calculation of earnings per share and weighted average shares outstanding.

(22)    Subsidiaries of the registrant (incorporated by reference to Exhibit
        (22) to Annual Report for the fiscal year ended September 30, 1993).

(27)    Financial Data Schedule (EDGAR Filing only).

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TECH/OPS SEVCON, INC.

                           By /s/ Bernard F. Start        December 12, 1995
                           -----------------------
                           Bernard F. Start
                           President and Chief
                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                  TITLE                          DATE

/s/ Bernard F. Start       President, Chief Executive     December 12, 1995
--------------------       Officer and Director
Bernard F. Start           (Principal Executive Officer)

/s/ Paul A. McPartlin      Vice President & Chief         December 12, 1995
---------------------      Financial Officer
Paul A. McPartlin          (Principal Financial
                           and Accounting Officer)

/s/ Milton C. Lauenstein   Director                       December 12, 1995
------------------------
Milton C. Lauenstein

/s/ Harold C. Mayer, Jr.   Director                       December 12, 1995
------------------------
Harold C. Mayer, Jr.

/s/ Paul B. Rosenberg      Director                       December 12, 1995
---------------------
Paul B. Rosenberg

/s/ Herbert Roth, Jr.      Director                       December 12, 1995
---------------------
Herbert Roth, Jr.

/s/ Marvin G. Schorr       Director                       December 12, 1995
--------------------
Marvin G. Schorr

/s/ C. Vincent Vappi       Director                       December 12, 1995
--------------------
C. Vincent Vappi

QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 1995 and 1994 is set out below:
                                        (in thousands except per share data)
----------------------------------------------------------------------------
                                  First   Second    Third   Fourth    Total
                                Quarter  Quarter  Quarter  Quarter     Year
----------------------------------------------------------------------------
1995 Quarters
----------------------------------------------------------------------------
Net sales                       $ 4,774  $ 6,165  $ 6,177  $ 5,315  $22,431

Gross profit                      1,962    2,577    2,626    2,150    9,315

Operating income                    772    1,089    1,104      730    3,695

Net income                          553      777      749      501    2,580
----------------------------------------------------------------------------
Net income per share (a)        $   .18  $   .25  $   .24  $   .16  $   .81
----------------------------------------------------------------------------
Average shares (a)                3,138    3,138    3,180    3,198    3,171
----------------------------------------------------------------------------
Cash dividends per share (a)    $   .10  $   .10  $   .10  $  .125  $  .425
----------------------------------------------------------------------------
Common stock price per share (a)
  - High                        $  8.50  $  7.94  $ 14.63  $15.50   $ 15.50
  - Low                            6.75     7.13     7.13   11.88      6.75
----------------------------------------------------------------------------
1994 Quarters
----------------------------------------------------------------------------
Net sales                       $ 3,431  $ 3,935  $ 4,358  $ 4,111  $15,835

Gross profit                      1,358    1,682    1,848    1,811    6,699

Operating income                    242      463      654      626    1,985

Net income                          169      309      449      423    1,350
----------------------------------------------------------------------------
Net income per share (a)        $   .05  $   .10  $   .14  $   .14  $   .44
----------------------------------------------------------------------------
Average shares (a)                3,082    3,068    3,116    3,128    3,102
----------------------------------------------------------------------------
Cash dividends per share (a)    $ .0625  $ .0625  $ .0625  $   .10  $ .2875
----------------------------------------------------------------------------
Common stock price per share (a)
  - High                        $  5.50  $  5.25  $  8.00  $  8.31  $  8.31
  - Low                            4.88     4.44     4.50     5.88     4.44
----------------------------------------------------------------------------

(a) Restated to reflect a two-for-one stock split effective August 28, 1995.

TECH/OPS SEVCON, INC. AND SUBSIDIARIES                  SCHEDULE II

Reserves for the three years ended September 30, 1995

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                     Balance  Additions              Balance
                                          at Charged to  Deductions       at
                                   Beginning    Costs &        from    Close
                                     of Year   Expenses    Reserves  of Year
----------------------------------------------------------------------------
For the year ended September 30, 1995:
Allowance for doubtful accounts        $ 166      $  16   $ (29)(a)    $ 153
----------------------------------------------------------------------------
For the year ended September 30, 1994:
Allowance for doubtful accounts        $ 192      $  10   $ (36)(b)    $ 166
----------------------------------------------------------------------------
For the year ended September 30, 1993:
Allowance for doubtful accounts        $ 188      $  34   $ (30)(c)    $ 192
----------------------------------------------------------------------------

(a) Accounts collected $29
(b) Write-off of uncollectible accounts $16; accounts collected $20
(c) Currency translation effect

TECH/OPS SEVCON, INC.                                EXHIBIT 11

Calculation of Earnings Per Share and Weighted Average Shares Outstanding
            (In thousands, except for per share amounts)

                                             Quarters ended          Fiscal
Period ended                     12/31/94  3/31/95  6/30/95  9/30/95   1995
Net income                         $  553   $  777   $  749   $  501 $2,580
Weighted average shrs outstanding   3,138    3,138    3,180    3,198  3,171
Net income per share               $  .18   $  .25   $  .24   $  .15 $  .81

Shares outstanding - beginning      3,045    3,045    3,045    3,046  3,045
Weighted average - option exercises     0        0        1       12      3
Weighted average shares outstanding 3,045    3,045    3,046    3,058  3,048
Effect of outstanding options on
 primary EPS using average market
 price for the period
  a. # of options less than
     Average market price             224      224      222      208    219
  b. $ value of options            $  973   $  973   $  962   $  901 $  952
  c. Average market price of stock $ 7.42   $ 7.40   $11.00   $13.84 $ 9.91
  d. Shares "purchased" (b/c)        (131)    (132)     (87)     (65)   (96)
  e. Common equivalent shares (a-d)    93       92      134      142    123
  f. Average outstanding shares     3,045    3,045    3,046    3,058  3,048
  g. Total average common and
     common equivalent shares (f+e) 3,138    3,138    3,180    3,198  3,171

                                             Quarters ended          Fiscal
Period ended                     12/31/93   4/2/94   7/2/94  9/30/94   1994

Net income                         $  169   $  309   $  449   $  423 $1,350
Weighted average shrs outstanding   3,082    3,068    3,116    3,128  3,102
Net income per share               $  .05   $  .10   $  .14   $  .14 $  .44

Shares outstanding - beginning      3,045    3,045    3,045    3,045  3,045
Weighted average - option exercises     0        0        0        0      0
Weighted average shares
  outstanding                       3,045    3,045    3,046    3,058  3,045
Effect of outstanding options on
 primary EPS using average market
 price for the period
  a. # of options less than
     Average market price             226      226      225      224    225
  b. $ value of options            $  981   $  981   $  978   $  973 $  979
  c. Average market price of stock $ 5.21   $ 4.85   $ 6.34   $ 6.87 $ 5.82
  d. Shares "purchased" (b/c)        (189)    (203)    (156)    (141)  (168)
  e. Common equivalent shares (a-d)    37       23       71       83     57
  f. Average outstanding shares     3,045    3,045    3,045    3,045  3,045
  g. Total average common and
     common equivalent shares (f+e) 3,082    3,068    3,116    3,128  3,102