Form 10-Q
period 1995-12-31
TECH OPS SEVCON INC
filed 1996-02-02
CIK 825411

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 1, 1996
-----------------------------        -------------------------------
Common stock, par value $.10                     3,048,330

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                                              Dec 31,       Sept 30,
                                                 1995           1995
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents              $ 1,988,000   $ 2,692,000
    Accounts receivable, less allowances
       of $134,000 at 12/31/95
       and $153,000 at 9/30/95               4,901,000     4,487,000
    Inventories:
       Raw materials                         1,614,000     1,643,000
       Work-in-process                       1,046,000       779,000
       Finished goods                          614,000       541,000
                                             ---------     ---------
                                             3,274,000     2,963,000
                                             ---------     ---------
            Total current assets            10,163,000    10,142,000
                                             ---------    ----------

Property, plant and equipment, at cost       4,018,000     4,013,000
    Less:  Accumulated depreciation
           and amortization                  2,716,000     2,664,000
                                             ---------     ---------
      Net property, plant
        and equipment                        1,302,000     1,349,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000

Other assets                                    55,000        55,000
                                             ----------   ----------
                                           $12,955,000   $12,981,000
                                            ==========    ==========





The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              Dec 31,       Sept 30,
                                                 1995           1995
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Accounts payable                       $ 2,561,000   $ 2,019,000
    Dividend payable                           381,000       387,000
    Accrued expenses                         1,679,000     1,849,000
    Accrued taxes on income                    409,000       423,000
                                             ---------     ---------
        Total current liabilities            5,030,000     4,678,000
                                             ---------     ---------

Deferred taxes on income                       174,000       178,000
                                             ---------      ---------

Stockholders' investment (Note 2)

    Preferred stock                                 -             -
    Common stock                               310,000       310,000
    Premium paid in on common stock          3,388,000     3,383,000
    Retained earnings                        5,135,000     4,926,000
    Treasury stock, at cost                   (529,000)           -
    Cumulative translation adjustment         (553,000)     (494,000)
                                            ----------    ----------
       Total stockholders' investment      $ 7,751,000   $ 8,125,000
                                            ----------    ----------
                                           $12,955,000   $12,981,000
                                            ==========    ==========












The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)

                                             Three Months Ended
                                                December 31,
                                              ----------------
                                             1995         1994
                                          ---------    ---------
Net sales                               $ 5,798,000  $ 4,774,000

Costs and expenses:
  Cost of sales                           3,432,000    2,812,000
  Selling, general and
    administrative                        1,459,000    1,190,000
                                          ---------    ---------
                                          4,891,000    4,002,000
                                          ---------    ---------
Operating income                            907,000      772,000

Other income, net                            14,000       19,000
                                           --------      --------
Income before income taxes                  921,000      791,000

Income taxes                                305,000      238,000
                                            -------      -------
Net income                              $   616,000    $ 553,000
                                            =======      =======
Net income per share                    $       .20    $     .18
                                                ===          ===
Average common and common
   equivalent shares outstanding          3,152,000    3,138,000
                                          =========    =========















The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                Three Months Ended
                                               ---------------------
                                                Dec 31,      Dec 31,
                                                   1995         1994
 Net cash flow from operating activities:
  Net income                                 $  616,000    $ 553,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              101,000       70,000
     Deferred tax provision                    (  4,000)     ( 3,000)
     Increase (decrease) in cash resulting
      from changes in operating assets
      and liabilities:
       Receivables                             (414,000)    (203,000)
       Inventories                             (311,000)    (272,000)
       Accounts payable                         542,000      439,000
       Accrued compensation and expenses       (160,000)    (420,000)
       Accrued and deferred taxes on income    ( 24,000)     173,000
                                               --------      -------
  Net cash generated from
   operating activities                         346,000      337,000
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                             ( 77,000)    ( 79,000)
                                                -------      -------
Cash flow used by financing activities:
  Exercise of stock options                    ( 22,000)          -
  Purchase of common stock                     (529,000)          -
  Dividends paid                               (387,000)    (305,000)
                                               --------      -------
  Net cash used by financing activities        (938,000)    (305,000)

Effect of exchange rate changes on cash        ( 35,000)    ( 15,000)
                                                -------     --------
Net increase (decrease) in cash                (704,000)    ( 62,000)
Opening balance - cash and cash equivalents   2,692,000    2,336,000
                                              ---------    ---------
Ending balance - cash and cash equivalents   $1,988,000   $2,274,000
                                              =========    =========
Supplemental disclosure of cash flow information
   Cash paid for income taxes                 $  77,000    $  95,000
                                                -------      -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                          $ 381,000    $ 305,000
                                                =======      =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 1995

                            (Unaudited)


(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 1995 and the results of operations and cash flows for the three months ended December 31, 1995 and 1994.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1995 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended
December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


(2) Stock Split and Cash Dividends


     On July 27, 1995, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on August 28, 1995 to shareholders of record on August 11, 1995. Per share information for the quarter ended December 31, 1994 has been restated to reflect the stock split.

     At the same time, the Company declared a 25% increase in its regular quarterly dividend to $.125 per share for the fourth quarter of fiscal 1995. This dividend reflects the two-for-one stock split, and was paid on October 12, 1995 to shareholders of record on September 25, 1995. The cash dividend had been $.10 per share for the previous four quarters on a post-split basis.

     On December 13, 1995, the Company declared a quarterly dividend of $.125 per share for the first quarter of fiscal 1996, which was paid on January 11, 1996 to stockholders of record on December 29, 1995. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends, which at present amount to $381,000 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend. In the quarter ended December 31, 1995, working capital declined by $331,000, primarily because of the purchase of 52,500 shares of the Company's common stock for the treasury for $529,000, to be issued when options are exercised.


Results of Operations

Sales in the first fiscal quarter ended December 31, 1995 were $5,798,000, compared to $4,774,000 in the same quarter of the previous year, an increase of 21%. The revenue increase in this quarter was due to gains in business to new customers, shipments of new products, and higher world-wide demand for fork lift truck and aerial lift controllers.

The gross profit percentage was slightly lower this year (40.8% compared to 41.1%), but as a result of higher revenues, the gross profit increased by $404,000. Operating expenses for the quarter were higher than 1994, reflecting higher volumes and increased spending on new product development.

Income before income taxes was $921,000, compared to $791,000 last year. Income taxes were 33% of pre-tax income compared to 30% in 1994 due to higher foreign tax rates and lower tax credits.

Mainly due to increased sales and higher operating costs, net income was $616,000 compared to $533,000 last year, an increase of 11%.
Income per share was $.20 compared to $.18 in the first quarter of fiscal 1995, on a post-split basis.

                         TECH/OPS SEVCON, INC.


                     PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits filed with this report.

             (11) Calculation of earnings per share
             (27) Financial Data Schedule (EDGAR Filing only)


    (b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter for which this report is filed.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: February 2, 1996               By:  /s/ Paul B. Rosenberg
                                         ---------------------
                                           Paul B. Rosenberg
                                               Treasurer

EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)

                                                Quarters ended
                                          ------------------------
                                          12/31/95        12/31/94
                                          --------        --------
Net income                                 $  616          $  553
Weighted average shares  outstanding        3,152           3,138
Net income per share                       $  .20          $  .18

Shares outstanding - beginning              3,098           3,045
Weighted average - option exercises             2              -
Weighted average shares issued              3,100           3,045
Weighted average treasury shares purchased (   30)             -
Weighted average shares outstanding         3,070           3,045

Effect of outstanding options on
 primary EPS using average market
 price for the period
  a. # of options less than
     average market price                     137             224
  b. $ value of options                    $  636          $  973
  c. Average market price of stock         $11.50          $ 7.42
  d. Shares "purchased" (b/c)                ( 55)         (  131)
  e. Common equivalent shares (a-d)            82              93
  f. Average issued and outstanding shares  3,070           3,045
  g. Total average common and
     common equivalent shares (f+e)         3,152           3,138