Form 10-Q
period 1996-03-31
TECH OPS SEVCON INC
filed 1996-05-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------


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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at May 1, 1996
- -----------------------------        -------------------------------
Common stock, par value $.10                     3,048,330

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                           (in thousands)

                               ASSETS

                                              Mar 31,       Sept 30,
                                                 1996           1995
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents                 $ 1,433       $ 2,692
    Accounts receivable, less allowances
       of $134,000 at 3/31/96
       and $153,000 at 9/30/95                  6,217         4,487
    Inventories:
       Raw materials                            1,915         1,643
       Work-in-process                          1,079           779
       Finished goods                             700           541
                                                -----         -----
                                                3,694         2,963
                                                -----         -----
            Total current assets               11,344        10,142
                                                -----        ------

Property, plant and equipment, at cost          4,051         4,013
    Less:  Accumulated depreciation
           and amortization                     2,734         2,664
                                                -----         -----
      Net property, plant
        and equipment                           1,317         1,349
                                                -----         -----
Cost of purchased businesses in excess
   of net assets acquired                       1,435         1,435

Other assets                                       39            55
                                                -----        ------
                                              $14,135       $12,981
                                               ======        ======




The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                           (in thousands)

                                              Mar 31,       Sept 30,
                                                 1996           1995
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Accounts payable                          $ 2,933       $ 2,019
    Dividend payable                              381           387
    Accrued expenses                            1,685         1,849
    Accrued taxes on income                       715           423
                                                -----         -----
        Total current liabilities               5,714         4,678
                                                -----         -----

Deferred taxes on income                          173           178
                                                -----         -----

Stockholders' investment (Note 2)

    Preferred stock                                -             -
    Common stock                                  310           310
    Premium paid in on common stock             3,388         3,383
    Retained earnings                           5,701         4,926
    Treasury stock, at cost                      (529)           -
    Cumulative translation adjustment            (622)         (494)
                                               ------        ------
       Total stockholders' investment         $ 8,248       $ 8,125
                                               ------        ------
                                              $14,135       $12,981
                                               ======        ======










The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)
                (in thousands except per share data)

                                Three Months Ended  Six Months Ended
                                      March 31,          March 31
                                ------------------  ----------------
                                   1996     1995      1996     1995
                                 -------   ------   -------   ------
Net sales                        $ 7,481  $ 6,165   $13,279  $10,939

Costs and expenses:
  Cost of sales                    4,439    3,588     7,871    6,400
  Selling, general and
    administrative                 1,617    1,488     3,076    2,678
                                   -----    -----     -----    -----
                                   6,056    5,076    10,947    9,078
                                   -----    -----     -----    -----
Operating income                   1,425    1,089     2,332    1,861

Other income/(expense), net       (   14)      47         0       66
                                    ----     ----     -----      ---
Income before income taxes         1,411    1,136     2,332    1,927

Income taxes                         467      359       772      597
                                   -----      ---     -----      ---
Net income                       $   944    $ 777    $1,560   $1,330
                                   =====      ===     =====    =====

Net income per share               $ .30    $ .25     $ .50    $ .42
                                     ===      ===       ===      ===
Average common and common
   equivalent shares outstanding   3,135    3,138     3,144    3,138
                                   =====    =====     =====    =====

Cash dividends per share          $ .125    $ .10     $ .25    $ .20
                                    ====      ===       ===      ===










The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.

                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                  Six Months Ended
                                               ---------------------
                                                Mar 31,      Mar 31,
            (in thousands)                         1996         1995
                                               --------     --------
Net cash flow from operating activities:
  Net income                                     $1,560       $1,330
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                  150          113
     Deferred tax provision                        (  5)           6
     Increase (decrease) in cash resulting
      from changes in operating assets
      and liabilities:
       Receivables                               (1,730)      (1,251)
       Inventories                                 (731)        (815)
       Accounts payable                             914          862
       Accrued compensation and expenses           (154)        (357)
       Accrued and deferred taxes on income         282          264
       Other assets                                  16         (  3)
                                                   ----          ---
  Net cash generated from
   operating activities                             302          149
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                 (159)        (244)
                                                    ---          ---
Cash flow used by financing activities:
  Exercise of stock options                        ( 22)          -
  Purchase of common stock                         (529)          -
  Dividends paid                                   (768)        (609)
                                                  -----          ---
  Net cash used by financing activities          (1,176)        (609)

Effect of exchange rate changes on cash            ( 83)         142
                                                    ---         ----
Net increase (decrease) in cash                  (1,259)        (562)
Opening balance - cash and cash equivalents       2,692        2,336
                                                  -----        -----
Ending balance - cash and cash equivalents       $1,433       $1,774
                                                  =====        =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $ 473        $ 247
                                                    ---          ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $ 381        $ 305
                                                    ===          ===

The accompanying notes are an integral part of these financial
statements.                     5

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - March 31, 1996

                            (Unaudited)


(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31, 1996 and the results of operations and cash flows for the three months and six months ended March 31, 1996 and 1995.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1995 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


(2) Stock Split

     On July 27, 1995, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on August 28, 1995 to shareholders of record on August 11, 1995. Per share information for the quarter and six months ended March 31, 1995 has been restated to reflect the stock split.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31

     Sales in the second fiscal quarter ended March 31, 1996 were $7,481,000, compared to $6,165,000 in the same quarter of the previous year, an increase of 21%. Two thirds of the revenue increase in this quarter was due to gains in business to new customers and shipments of new products, with the balance mainly due to higher world-wide demand for fork lift truck controllers for aerial lift controllers.

     The gross profit percentage was lower than last year(40.7% compared to 41.8% )principally due to additional costs relating to new products and warranty costs, but as a result of higher revenues, the gross profit increased by $465,000. Operating expenses for the quarter were 9% higher than 1995, mainly due to higher volumes. There was an unfavorable swing in net other income / (expense) of $61,000, mainly due to adverse currency fluctuations.

     Income before income taxes was $1,411,000, compared to $1,136,000 last year, an increase of 24%. Income taxes were 33% of pre-tax income compared to 32% in 1995, due to higher foreign tax rates and lower tax credits.

     Mainly due to increased sales, net income increased by 21% to $944,000 compared to $777,000 last year. Income per share was $.30 compared to $.25 in the second quarter of fiscal 1995, on a post-split basis. This was a record quarter for the Company surpassing the previous record which had been set in the second quarter of fiscal 1995.


Six months ended March 31

     For the first six months of fiscal 1996 sales were $13,279,000 compared to $10,939,000 last year, an increase of 21%.
Approximately 60% of the revenue increase in the half year was due to gains in business to new customers and shipments of new products, with the balance mainly due to higher world-wide demand for fork lift truck controllers for aerial lift controllers.

     The gross profit percentage was lower than last year(40.7% compared to 41.5%) principally due to additional costs relating to new products and warranty costs, but as a result of higher revenues, the gross profit increased by $869,000. Operating income for the six month period was $2,332,000, an increase of 25% compared to the same period last year. The increase in operating income was mainly due to higher sales. Other income was $66,000 lower than last year mainly due to adverse currency fluctuations.

                      TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations (continued)

     Income before income taxes was $2,332,000, an increase of 21% compared to the first six months of 1995. Income taxes were 33% of pre-tax income, an increase of 2% compared to last year, due to higher foreign taxes. Mainly as a result of higher volumes, net income was $1,560,000 compared to $1,330,000 last year, an increase of 17%. Income per share was $.50 compared to $.42 last year, an increase of 19%.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $381,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

                      TECH/OPS SEVCON, INC.


                   PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 31, 1996, the shareholders voted to re-elect as directors for three year terms the following persons: Milton C. Lauenstein and C. Vincent Vappi. Mr. Lauenstein received 2,708,723 votes for and 18,967 withheld, and Mr. Vappi received 2,707,907 votes for and 19,783 withheld. The shareholders also voted to approve an increase in the number of authorized common shares from 4,000,000 to 8,000,000 by a vote of 2,641,463 shares for, 73,247 shares against, and 12,980 shares abstaining. The shareholders also voted to approve the Company's 1996 Equity Incentive Plan by a vote of 2,638,071 shares for, 60,289 shares against, and 29,330 shares abstaining.



Item 6.   Exhibits and Reports on Form 8-K

    (a)     Exhibits filed with this report.

             (10) 1996 Equity Incentive Plan (filed as Exhibit 99.1
                  to Registration Statement on Form S-8 No. 333-02113 and incorporated herein by reference)
             (11) Calculation of earnings per share
             (27) Financial Data Schedule (EDGAR Filing only)


    (b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter for which this report is filed.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: May 10, 1996                  By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer

                         TECH/OPS SEVCON, INC.

                             Exhibit Index


                                                                 Page


(10) 1996 Equity Incentive Plan (filed as Exhibit 99.1
     to Registration Statement on Form S-8 No. 333-02113 and incorporated herein by reference)

(11) Calculation of earnings per share                            11

(27) Financial Data Schedule (EDGAR Filing only)

                                                           EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)

                                     Quarter ended   Six months ended
                                        March 31          March 31
                                       ----------        ----------
     Primary                          1996    1995      1996    1995
     -------                          ----    ----      ----    ----
Average shares outstanding           3,048   3,045     3,059   3,045

Net effect of dilutive stock options-
  based on the treasury stock method
  using average market price for the
  period                                87      92        85      93
                                     -----   -----     -----   -----
Total                                3,135   3,138     3,144   3,138

Net income                          $  944  $  777    $1,560  $1,330

Net income per share                $  .30  $  .25    $  .50  $  .42


                                     Quarter ended   Six months ended
                                        March 31          March 31
                                       ----------        ----------
     Fully Diluted                    1996    1995      1996    1995
     -------------                    ----    ----      ----    ----
Average shares outstanding           3,048   3,045     3,059   3,045

Net effect of dilutive stock options-
  based on the treasury stock method
  using the quarter end market price
  for the period, if higher than the
  average market price                  91      92        92      93
                                     -----   -----     -----   -----
Total                                3,139   3,138     3,151   3,138

Net income                          $  944  $  777    $1,560  $1,330

Net income per share                $  .30  $  .25    $  .50  $  .42





