Form 10-Q
period 1996-06-30
TECH OPS SEVCON INC
filed 1996-08-02
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------


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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at August 1, 1996
- -----------------------------        ------------------------------
Common stock, par value $.10                     3,080,932

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Jun 30,       Sept 30,
                                                 1996           1995
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents                 $ 1,736       $ 2,692
    Accounts receivable, less allowances
       of $135,000 at 6/30/96
       and $153,000 at 9/30/95                  6,558         4,487
    Inventories:
       Raw materials                            1,976         1,643
       Work-in-process                          1,311           779
       Finished goods                             599           541
                                                -----         -----
                                                3,886         2,963
                                                -----         -----
            Total current assets               12,180        10,142
                                                -----        ------

Property, plant and equipment, at cost          4,139         4,013
    Less:  Accumulated depreciation
           and amortization                     2,864         2,664
                                                -----         -----
      Net property, plant
        and equipment                           1,275         1,349
                                                -----         -----
Cost of purchased businesses in excess
   of net assets acquired                       1,435         1,435

Other assets                                       40            55
                                                -----        ------
                                              $14,930       $12,981
                                               ======        ======



The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                           (in thousands)

                                              Jun 30,       Sept 30,
                                                 1996           1995
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Accounts payable                          $ 2,539       $ 2,019
    Dividend payable                              384           387
    Accrued expenses                            2,258         1,849
    Accrued taxes on income                     1,121           423
                                                -----         -----
        Total current liabilities               6,302         4,678
                                                -----         -----

Deferred taxes on income                          175           178
                                                -----         -----

Stockholders' investment (Note 2)

    Preferred stock                                -             -
    Common stock                                  310           310
    Premium paid in on common stock             2,964         3,383
    Retained earnings                           6,254         4,926
    Treasury stock, at cost                      (260)           -
    Cumulative translation adjustment            (815)         (494)
                                               ------        ------
       Total stockholders' investment         $ 8,453       $ 8,125
                                               ------        ------
                                              $14,930       $12,981
                                               ======        ======










The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.

                    Consolidated Statement of Income

                             (Unaudited)

                  (in thousands except per share data)

                               Three Months Ended   Nine Months Ended
                                      June 30,           June 30
                               ------------------   -----------------
                                   1996     1995      1996     1995
                                 -------   ------   -------   ------
Net sales                        $ 7,692  $ 6,177   $20,971  $17,116

Costs and expenses:
  Cost of sales                    4,579    3,551    12,450    9,951
  Selling, general and
    administrative                 1,677    1,522     4,753    4,200
                                   -----    -----    ------   ------
                                   6,256    5,073    17,203   14,151
                                   -----    -----    ------   ------
Operating income                   1,436    1,104     3,768    2,965

Other income/(expense), net       (   19)      12    (   19)      78
                                    ----     ----     -----      ---
Income before income taxes         1,417    1,116     3,749    3,043

Income taxes                         469      367     1,241      964
                                   -----      ---     -----      ---
Net income                       $   948    $ 749    $2,508   $2,079
                                   =====      ===     =====    =====

Net income per share               $ .30    $ .24     $ .80    $ .66
                                     ===      ===       ===      ===
Average common and common
   equivalent shares outstanding   3,145    3,180     3,143    3,156
                                   =====    =====     =====    =====

Cash dividends per share          $ .125    $ .10     $.375    $ .30
                                    ====      ===       ===      ===










The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.

                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                 Nine Months Ended
                                               ---------------------
                                                Jun 30,      Jun 30,
            (in thousands)                         1996         1995
                                               --------     --------
Net cash flow from operating activities:
  Net income                                     $2,508       $2,079
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                  241          228
     Deferred tax provision                        (  3)          -
     Increase (decrease) in cash resulting
      from changes in operating assets
      and liabilities:
       Receivables                               (2,071)      (1,711)
       Inventories                                 (923)      (1,057)
       Accounts payable                             520          930
       Accrued compensation and expenses            419            8
       Accrued and deferred taxes on income         688          463
       Other assets                                  15         (  2)
                                                  -----          ---
  Net cash generated from operating activities    1,394          938
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                 (188)        (341)
                                                  -----          ---
Cash flow used by financing activities:
  Exercise of stock options                         245         (  8)
  Purchase of common stock                       (  962)          -
  Dividends paid                                 (1,149)        (913)
                                                  -----          ---
  Net cash used by financing activities          (1,866)        (921)

Effect of exchange rate changes on cash          (  296)          82
                                                  -----        -----
Net (decrease) in cash                           (  956)        (242)
Opening balance - cash and cash equivalents       2,692        2,336
                                                  -----        -----
Ending balance - cash and cash equivalents       $1,736       $2,094
                                                  =====        =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $ 527        $ 421
                                                    ---          ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $ 384        $ 305
                                                    ===          ===

The accompanying notes are an integral part of these financial
statements.                       5

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - June 30, 1996

                            (Unaudited)


(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 1996 and the results of operations and cash flows for the three months and nine months ended June 30, 1996 and 1995.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1995 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     The results of operations for the three-month and nine-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


(2) Stock Split

     On July 27, 1995, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on August 28, 1995 to shareholders of record on August 11, 1995. Per share information for the quarter and nine months ended June 30, 1995 has been restated to reflect the stock split.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended June 30

     Sales in the third fiscal quarter ended June 30, 1996 were $7,692,000, compared to $6,177,000 in the same quarter of the previous year, an increase of 25%. Approximately half of the revenue increase in this quarter was due to gains in business to new customers and shipments of new products, with the balance mainly due to higher world-wide demand for fork lift truck controllers and for aerial lift controllers.

     The gross profit percentage was lower than last year(40.5% compared to 42.5% )principally due to additional costs relating to new products and warranty costs, but as a result of higher revenues, the gross profit increased by $487,000. Operating expenses for the quarter were 10% higher than 1995, mainly due to higher volumes. There was an unfavorable swing in net other income / (expense) of $31,000, mainly due to adverse currency fluctuations.

     Income before income taxes was $1,417,000, compared to $1,116,000 last year, an increase of 27%. Income taxes were 33% of pre-tax income in both 1996 and 1995.

     Mainly due to increased sales, net income increased by 27% to $948,000 compared to $749,000 last year. Income per share was $.30 compared to $.24 in the third quarter of fiscal 1995, on a post-split basis. This was a record quarter for the Company surpassing the previous record which had been set in the previous quarter of the current fiscal year.


Nine months ended June 30

     For the first nine months of fiscal 1996, sales were $20,971,000 compared to $17,116,000 last year, an increase of 23%. Over 55% of the revenue increase in the nine months year-to-date was due to gains in business to new customers and shipments of new products, with the balance mainly due to higher world-wide demand for fork lift truck controllers and for aerial lift controllers.

     The gross profit percentage was lower than last year(40.6% compared to 41.9%) principally due to additional costs relating to new products and warranty costs, but as a result of higher revenues, the gross profit increased by $1,356,000. Operating income for the nine month period was $3,768,000, an increase of 27% compared to the same period last year. The increase in operating income was mainly due to higher sales. Other income was $97,000 lower than last year mainly due to adverse currency fluctuations.

                      TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations (continued)

     Income before income taxes was $3,749,000, an increase of 23% compared to the first nine months of 1995. Income taxes were 33% of pre-tax income, an increase of 1% compared to last year, due to higher foreign taxes. Mainly as a result of higher volumes, net income was $2,508,000 compared to $2,079,000 last year, an increase of 21%. Income per share was $.80 compared to $.66 last year, also an increase of 21%.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $384,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

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


                                          TECH/OPS SEVCON, INC.



Date: August 2, 1996                  By:/s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer

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

(27) Financial Data Schedule (EDGAR Filing only)

                                                           EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)


                                    Quarter ended   Nine months ended
                                         June 30          June 30
                                       ----------        ----------
     Primary                          1996    1995      1996    1995
     -------                          ----    ----      ----    ----
Average shares outstanding           3,067   3,046     3,059   3,045

Net effect of dilutive stock options-
  based on the treasury stock method
  using average market price for the
  period                                78     134        84     111
                                     -----   -----     -----   -----
Total                                3,145   3,180     3,143   3,156

Net income                          $  948  $  749    $2,508  $2,079

Net income per share                $  .30  $  .24    $  .80  $  .66




A calculation of fully diluted shares outstanding for the three month and nine months ended June 30, 1996 indicates a difference of less than one-tenth of one percent and is not material.