Form 10-K
period 1996-09-30
TECH OPS SEVCON INC
filed 1996-12-24
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                  FORM 10-K
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
      For the fiscal year ended September 30, 1996,     or

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

           Registrant's Area Code and Telephone Number (617) 523-2030
                                                       --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      (Name of Exchange
       (Title of Each Class)                         on Which Registered)
--------------------------------------             -----------------------
Common Stock, Par Value $.10 Per Share             American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of November 20, 1996, 3,089,532 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $29,700,000.

Documents incorporated by reference: Proxy Statement for Annual Meeting of Stockholders - January 22, 1997 - Items 10, 11, 12 and 13.

                                    INDEX

ITEM                                                                    PAGE
----------------------------------------------------------------------------

PART I
1.  BUSINESS
        General Description .............................................  3
        Marketing and Sales .............................................  3
        Patents .........................................................  3
        Backlog .........................................................  3
        Raw Materials ...................................................  3
        Competition .....................................................  3
        Research and Development ........................................  4
        Environmental Regulations .......................................  4
        Employees and Labor Relations ...................................  4
2.  PROPERTIES ..........................................................  4
3.  LEGAL PROCEEDINGS ...................................................  4
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................  5
    EXECUTIVE OFFICERS OF THE REGISTRANT.................................  5

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS   5
6.  SELECTED FINANCIAL DATA .............................................  6
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS ...............................................  6
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Consolidated Balance Sheets .....................................  9
        Consolidated Statements of Income ............................... 11
        Consolidated Statements of Stockholders' Investment ............. 12
        Consolidated Statements of Cash Flows ........................... 14
        Notes to Consolidated Financial Statements ...................... 15
        Report of Independent Public Accountants ........................ 23
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE ................................................ 24

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................. 24
11. EXECUTIVE COMPENSATION .............................................. 24
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...... 24
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................... 24

PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        Exhibits ........................................................ 24
        Financial Statements and Schedules .............................. 24
        Form 8-K ........................................................ 24
        Signatures of Registrant and Directors .......................... 26

SCHEDULES
II  RESERVES ............................................................ 28


Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

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

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $11,425,000, $8,685,000 and $6,116,000, in 1996, 1995 and 1994, respectively, which accounted for approximately 42%, 39%, and 39%, respectively, of total sales. Approximately 48% of controller sales are made to ten manufacturers of such equipment in the United States, Europe and the Far East.

Patents

The Company believes that its business is not dependent on patent protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products, and its prompt and responsive service performance. However, the rights to inventions of employees working for Tech/Ops Sevcon are assigned to the Company.

Backlog

Tech/Ops Sevcon's backlog at September 30, 1996 was $4,045,000 compared to $3,391,000 in September 1995, and $2,429,000 in September 1994. Backlog increased by $654,000, or 19%, during fiscal 1996. The increase in backlog was mainly due to higher current business levels.

Raw Materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. The Company believes that its sources and availability of its raw materials are adequate.

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

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $1,579,000 in 1996 compared to $1,381,000 in 1995 and $1,096,000 in 1994.
Expenditure increased by 14% in 1996 and 26% in 1995.

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

Employees and labor relations

As of September 30, 1996, the Company employed 263 full-time employees, of whom 33 were in the United States, 222 were in the United Kingdom, 6 were in France, and two were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.



ITEM 2. PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Burlington, Massachusetts, under a lease expiring in 1998, with two five-year options thereafter. The building is used for the manufacture of electronic controllers, together with sales and service offices. The United Kingdom electronic controller business of Tech/Ops Sevcon is carried on in a building owned by it located in Gateshead, England, containing 40,000 square feet of space. The land on which this building stands is held on a lease expiring in 2068. In October 1996, a 125 year lease was acquired for a newly constructed 20,000 square foot building in Gateshead, England, adjacent to the existing building. 5,000 square feet of space is also rented near Paris, France under a lease expiring in 1997. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer          Age     Position
---------------------------------------------------------------------------
Bernard F. Start         58      President and Chief Executive Officer
Matthew Boyle            34      Vice President and Chief Operating Officer
Paul A. McPartlin        51      Vice President & Chief Financial Officer
Paul B. Rosenberg        64      Treasurer
---------------------------------------------------------------------------

All officers have served in their present positions for more than five years, except for Mr. Boyle who was appointed Vice President and Chief Operating Officer on November 5, 1996. Mr. Start was Managing Director of the electronic controller business of the Company's predecessor, Tech/Ops, Inc., since 1977 before becoming President of the Company. From 1994 until he joined the Company in November 1996, Mr. Boyle was the General Manager of the Regulateurs Europa business of GEC Alsthom in Colchester, England.
Prior to that, Mr. Boyle was General Manager of the Scottish Strategic Business Unit of Honeywell Control Systems, Ltd.

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



                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's common stock is shown in the table below. All prices have been restated to reflect a two-for-one stock split effective August 28, 1995. At November 20, 1996, there were approximately 600 shareholders of record.

                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
    Fiscal 1996
High                  $13.00     $14.50    $22.88     $17.13    $22.88
Low                     9.75      10.50     14.00      12.50      9.75
Dividend              $ .125     $ .125    $ .125     $  .15    $ .525

                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
    Fiscal 1995
High                  $ 8.50     $ 7.94    $14.63     $15.50    $15.50
Low                     6.75       7.13      7.13      11.88      6.75
Dividend              $  .10     $  .10    $  .10     $ .125    $ .425


ITEM 6. SELECTED FINANCIAL DATA

For the five years ended September 30:      (in 000's except per share data)
                                    1996     1995     1994     1993     1992
                                    ----     ----     ----     ----     ----
Net sales                        $27,197  $22,431  $15,835  $14,635  $17,587
Operating income                   4,570    3,695    1,985    1,445    2,102
Net income                         3,036    2,580    1,350    1,076    1,546
Income per share (a)             $   .97  $   .81  $   .44  $   .34  $   .48
Dividends per share (a) (b)         .525     .425     .288      .25     .175
Average shares outstanding (a)     3,036    3,171    3,102    3,194    3,232
Total assets                     $14,645  $12,981  $10,595  $ 9,043  $10,436

(a) Restated to reflect two for one stock split effective August 28, 1995.

(b) In September 1996, the Company increased its regular quarterly dividend from $.125 per share to $.15 per share. In September 1995, the Company increased its regular quarterly dividend from $.10 per share to $.125 per share. In September 1994, the dividend was raised, on a restated basis, from $.0625 per share to $.10 per share.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A) Results of Operations

1996 compared to 1995

Sales increased by $4,766,000, or 21%, to $27,197,000. This sales increase arose from improved market conditions, particularly in the USA, the expansion of sales to the aerial lift industry and new business gains. Sales in the USA increased by $2,740,000, or 32%. In other markets, mainly Europe and the Far East, which accounted for 58% of sales, there was a 15% sales increase. Currency fluctuations did not have a significant impact on sales in 1996. The effect of price increases on fiscal 1996 sales was approximately 5%.

Gross profit was 40.3% of sales in 1996 compared to 41.5% in 1995. The decrease in gross profit was due to start-up costs of new products, increased material costs and higher warranty costs. Gross profit was $1,633,000 higher than last year. Selling, general and administrative expenses increased by $758,000, or 13%, in 1996, mainly due to higher volumes. Operating income increased by $875,000, or 24%, to $4,570,000. This increase was due to higher sales.

In fiscal 1996, income before income taxes was 21% ahead of the previous year at $4,570,000. Income taxes were 34% of pre-tax income compared to 31% last year. The higher average tax rate was due to lower tax credits in 1996 and because a higher proportion of the Company's profits that were earned in the USA where average tax rates are higher. Net income increased by $456,000, or 18%. Income per share was $.97 compared to $.81 last year, an increase of 20%. Average shares outstanding decreased by 1% mainly as a result of stock repurchases, partially offset by the exercise of employee stock options.


1995 compared to 1994

Sales increased by $6,596,000, or 42%, to $22,431,000. This sales increase arose from improved worldwide market conditions, the expansion of sales to the aerial lift industry and new business gains. Sales in the USA increased by $2,529,000, or 42%. In other markets, mainly Europe and the Far East, which accounted for 61% of sales, there was a 41% sales increase. Currency fluctuations did not have a significant impact on sales in 1995. The effect of price increases on fiscal 1995 sales was less than 2%. However, increased material costs late in the fiscal year resulted in the Company increasing its selling prices, applicable mainly to fiscal year 1996.

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


B) Liquidity and capital resources

Cash balances increased by $194,000 during 1996 to $2,886,000. Dividends paid during fiscal 1996 amounted to $1,534,000. Stock repurchases and option activity resulted in a net cash outflow of $684,000. Operating activities generated $2,172,000, and $229,000 was spent on capital equipment. The increase in receivables reflected business levels in the fourth quarter. Inventories increased by $665,000, or 22%, mainly due to higher volumes.

The Company purchased in October 1996 a new manufacturing building in the UK at a cost of $1,172,000. In connection with this, the Company has arranged a 3 year term loan of $688,000. The Company has, since January 1990, maintained a program of regular cash dividends. The regular quarterly cash dividend, which currently amounts to $463,000 per quarter, was increased in September 1996 by 20% to $.15 per share. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

September 30, 1996 and 1995                        (in thousands of dollars)
----------------------------------------------------------------------------
ASSETS                                                         1996    1995
----------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                 $ 2,886 $ 2,692
  Receivables, net of allowances for doubtful accounts of
    $150,000 in 1996 and $153,000 in 1995                     5,386   4,487
  Inventories                                                 3,628   2,963
----------------------------------------------------------------------------
Total current assets                                         11,900  10,142
----------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                          22      22
  Buildings and improvements                                    707     716
  Equipment                                                   3,425   3,275
----------------------------------------------------------------------------
                                                              4,154   4,013
    Less: accumulated depreciation and amortization           2,861   2,664
----------------------------------------------------------------------------
Net property, plant and equipment                             1,293   1,349
---------------------------------------------------------------------------
Cost of purchased businesses in excess of net assets acquired 1,435   1,435
Other assets                                                     17      55
----------------------------------------------------------------------------
TOTAL ASSETS                                                $14,645 $12,981
----------------------------------------------------------------------------

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                          $ 1,821 $ 2,019
  Dividend payable                                              463     387
  Accrued compensation and related costs                        837     738
  Other accrued expenses                                      1,451   1,111
  Accrued and deferred taxes on income                          801     423
----------------------------------------------------------------------------
Total current liabilities                                     5,373   4,678
----------------------------------------------------------------------------
Deferred taxes on income                                        161     178
----------------------------------------------------------------------------
Commitments and contingencies (note 4)
----------------------------------------------------------------------------

STOCKHOLDERS' INVESTMENT

Preferred stock, par value $.10 per share
  - authorized - 1,000,000 shares; outstanding - none             -       -
Common stock, par value $.10 per share
  - authorized - 8,000,000 shares in 1996 and
  4,000,000 in 1995; outstanding 3,101,690
  in 1996 and 3,097,523 in 1995                                 310     310
Treasury stock, 12,158 shares, at cost                         (122)     -
Premium paid in on common stock                               3,716   3,383
Retained earnings                                             5,787   4,926
Cumulative translation adjustment                              (580)   (494)
----------------------------------------------------------------------------
Total stockholders' investment                              $ 9,111 $ 8,125
----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $14,645 $12,981
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1996, 1995 and 1994 (in thousands except per share data)
----------------------------------------------------------------------------
                                                   1996      1995      1994
----------------------------------------------------------------------------
Net sales                                       $27,197   $22,431   $15,835
----------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                  16,249    13,116     9,136
  Selling, general and administrative             6,378     5,620     4,714
----------------------------------------------------------------------------
                                                 22,627    18,736    13,850
----------------------------------------------------------------------------
Operating income                                  4,570     3,695     1,985

Interest income                                      45        70        40
Other (expense), net                                (45)       (1)      (15)
----------------------------------------------------------------------------
Income before income taxes                        4,570     3,764     2,010

Income taxes                                     (1,534)   (1,184)     (660)
----------------------------------------------------------------------------
Net income                                      $ 3,036   $ 2,580   $ 1,350
----------------------------------------------------------------------------
Income per share (a)                               $.97      $.81      $.44
----------------------------------------------------------------------------
Average common and common equivalent
  shares outstanding (a)                          3,145     3,171     3,102
----------------------------------------------------------------------------

(a) Restated to reflect two-for-one stock split effective August 28, 1995.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1994, 1995 and 1996 (in thousands of dollars)
----------------------------------------------------------------------------
                                  Premium
                                    paid              Cumulative       Total
                                   in on                trans-       stock-
                Common   Treasury  common    Retained   lation      holders'
                stock (a) stock    stock (a) earnings adjustment  investment
----------------------------------------------------------------------------
Balance Sept 30,
  1993           $ 305    $   -   $ 2,887    $ 3,386    $ (730)     $ 5,848

Net income           -        -         -      1,350         -        1,350

Dividends ($.2875
  per share)         -        -         -       (875)        -         (875)

Currency
 translation
  adjustment         -        -         -          -       151          151

Tax benefit
  on exercise
  of stock options   -        -        96          -         -           96

Exercise of
  stock options      -        -         4         (6)        -           (2)
----------------------------------------------------------------------------
Balance Sept 30,
  1994             305        -     2,987      3,855      (579)       6,568

Net income           -        -         -      2,580         -        2,580

Dividends ($.425
 per share)          -        -         -     (1,301)        -       (1,301)

Currency
  translation
  adjustment         -        -         -          -        85           85

Tax benefit
  on exercise of
  stock options      -        -       257          -         -          257

Exercise of
  stock options      5        -       139       (208)        -          (64)
----------------------------------------------------------------------------
Balance Sept 30,
  1995             310        -     3,383      4,926      (494)       8,125



Net income           -        -         -      3,036         -        3,036

Dividends ($.525
 per share)          -        -         -     (1,610)        -       (1,610)

Currency
  translation
  adjustment         -        -         -        -        ( 86)        ( 86)

Purchase of
  treasury stock     -     (529)        -        -           -         (529)

Tax benefit
  on exercise of
  stock options      -        -       330        -           -          330

Exercise of
  stock options      -      407         3       (565)        -         (155)

----------------------------------------------------------------------------
Balance Sept 30,
  1996           $ 310    $(122)   $3,716     $5,787     $(580)      $9,111
----------------------------------------------------------------------------

(a) Restated to reflect two-for-one stock split effective August 28,1995 and change in par value effective January 27,1993.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1996, 1995 and 1994 (in thousands of dollars)
----------------------------------------------------------------------------
                                                     1996     1995     1994
----------------------------------------------------------------------------
Net cash flow from operating activities:
Net income                                         $3,036   $2,580   $1,350

Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation and amortization                       270      249      241
  Deferred tax provision                              (17)     ( 7)       8
  Increase (decrease) in cash resulting from changes
      in operating assets and liabilities:
    Receivables                                      (899)    (698)  (1,096)
    Inventories                                      (665)  (1,194)  (   74)
    Accounts payable                                 (198)     732      251
    Accrued compensation and expenses                 439     (119)     348
    Accrued and deferred taxes on income              708      398      206
    Other assets                                       38       54       42
----------------------------------------------------------------------------
Net cash generated from operating activities        2,712    1,995    1,276
----------------------------------------------------------------------------

Cash flow used by investing activities:
  Acquisition of property, plant and equipment       (229)    (407)    (267)
----------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                         (1,007)    (379)    ( 10)
  Exercise of stock options                           323      315        8
  Dividends paid                                   (1,534)  (1,219)    (760)
----------------------------------------------------------------------------
  Net cash used by financing activities            (2,218)  (1,283)    (762)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash            (   71)      51      116
----------------------------------------------------------------------------
Net increase (decrease) in cash                       194      356      363

Beginning balance - cash and cash equivalents       2,692    2,336    1,973
----------------------------------------------------------------------------
Ending balance - cash and cash equivalents         $2,886   $2,692   $2,336
----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $  884   $  773   $  317
----------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
  Dividend declared                                $  463   $  387   $  305
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

During 1995,, the Financial Accounting Standards Board issued SFAS #123 which defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting prescribed by APB #25. The Company has elected to account for its stock-based compensation plans under APB #25.

B. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $1,579,000 in 1996, $1,381,000 in 1995, and $1,096,000 in 1994.


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

D. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and comprised of:

                                                  (in thousands of dollars)
----------------------------------------------------------------------------
                                                       1996           1995
----------------------------------------------------------------------------
Raw materials                                        $1,706         $1,643
Work-in-process                                       1,060            779
Finished goods                                          862            541
----------------------------------------------------------------------------
                                                     $3,628         $2,963
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


H. Use of estimates in preparation of financial statements.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

I. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 1996, approximate fair value due to the short term nature of these instruments.


(2) CAPITAL STOCK

All references to shares of common stock have been restated to reflect a two-for-one stock split, in the form of a stock dividend, effective August 28, 1995 and the change in par value effective January 27, 1993.

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value. In January 1996, the number of authorized shares of common stock, $.10 par value, was increased from 4,000,000 to 8,000,000.

In the year ended September 30, 1996, the Company purchased 52,500 shares for treasury stock at a total cost of $529,000. No such shares were purchased in 1995 or 1994.

In January 1996, stockholders approved the Company's 1996 Equity Incentive Plan which superseded the Company's 1987 Key Employee Stock Bonus & Option Plan. There were 29,000 shares remaining available for award under the Company's 1987 plan and an additional 100,000 shares were approved by the stockholders, making a total number of shares available for award under the 1996 plan of 129,000. No awards have yet been made under the 1996 plan. Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of stock appreciation rights, either separately, or in relation to options granted, and for the grant of bonus shares. No stock appreciation rights or bonus shares have been granted. Option transactions under the plan for the three years ended September 30, 1996 were as follows:

                                       Shares under option      Price range
Outstanding at September 30, 1993                  225,800      $1.88-$4.97
Exercised in 1994                                   (1,750)           $4.97
----------------------------------------------------------------------------
Outstanding at September 30, 1994                  224,050      $1.88-$4.97
Exercised in 1995                                  (81,098)     $1.88-$4.97
----------------------------------------------------------------------------
Outstanding at September 30, 1995                  142,952      $3.31-$4.97
Exercised in 1996                                 ( 69,975)     $3.31-$4.97
----------------------------------------------------------------------------
Outstanding at September 30, 1996                   72,977      $3.31-$4.97
----------------------------------------------------------------------------
Exercisable at September 30, 1996                   72,977      $3.31-$4.97
----------------------------------------------------------------------------

In connection with the exercise of employee stock options, the Company repurchased from employees 1,336 shares in 1994, 28,777 shares in 1995, and 25,466 shares in 1996.

(3) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                 1996       1995       1994
----------------------------------------------------------------------------
Domestic                                       $1,691     $1,028     $  824
Foreign                                         2,879      2,736      1,186
----------------------------------------------------------------------------
                                               $4,570     $3,764     $2,010
----------------------------------------------------------------------------

The components of the provision for income taxes for the years ended September 30, 1996, 1995 and 1994 are as follows:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                           1996
----------------------------------------------------------------------------
                                         Current       Deferred       Total
----------------------------------------------------------------------------
Federal                                   $  578         $( 171)     $  407
State                                        195          (  53)        142
Foreign                                      997          (  12)        985
----------------------------------------------------------------------------
                                          $1,770         $( 236)     $1,534
----------------------------------------------------------------------------
                                                           1995
----------------------------------------------------------------------------
                                         Current       Deferred       Total
----------------------------------------------------------------------------
Federal                                   $  221         $    -      $  221
State                                        102              -         102
Foreign                                      854              7         861
----------------------------------------------------------------------------
                                          $1,177         $    7      $1,184
----------------------------------------------------------------------------
                                                           1994
----------------------------------------------------------------------------
                                         Current       Deferred       Total
----------------------------------------------------------------------------
Federal                                   $  103         $    -      $  103
State                                         95              -          95
Foreign                                      454              8         462
----------------------------------------------------------------------------
                                          $  652         $    8      $  660
----------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                               1996        1995        1994
----------------------------------------------------------------------------
Statutory Federal income tax rate               34%         34%         34%
Computed tax provision
  at statutory rate                          $1,554      $1,280      $  683
Increases (decreases) resulting from:
  Foreign tax rate differentials                  7          (1)         (9)
  State taxes net of federal tax benefit         94          67          63
  Foreign tax credits and other                (121)       (162)        (77)
Income tax provision in
  the Statement of Income                    $1,534      $1,184      $  660
----------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transactions for financial reporting and tax purposes. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 1996 and 1995 are as follows:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                         1996
----------------------------------------------------------------------------
                                        Domestic      Foreign       Foreign
                                         current      current     long-term
----------------------------------------------------------------------------
Assets:
  Pension accruals                        $  178       $    -        $    -
  Inventory basis differences                 43            -             -
  Warranty reserves                           73            -             -
  Other (net)                                 92           20             -
----------------------------------------------------------------------------
                                             386           20             -
Liabilities:
  Prepaid pension                              -          (65)            -
  Property basis differences                   -            -          (161)
----------------------------------------------------------------------------
Net asset (liability)                        386          (45)         (161)
Valuation allowance                         (288)           -             -
----------------------------------------------------------------------------
Net deferred tax asset
  (liability)                             $   98       $  (45)       $ (161)
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

In September 1996, a UK subsidiary entered into an agreement to purchase a 125 year lease of a newly constructed 20,000 square foot manufacturing facility adjacent to its present building, at a total cost of $1,172,000. The purchase of this lease was completed during October 1996 and in connection with this, a three-year term loan of $688,000 was obtained in the UK. The loan is repayable by equal monthly installments.

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

Tech/Ops Sevcon has entered into a consulting agreement, which expires on December 31, 1998, with a company owned by two of its directors. Under the terms of the agreement, the annual cost of these services will not exceed $100,000. This cost covers the provision of the corporate office of the Company, administrative support services and a payment of $30,000 per year to Mr. Rosenberg.

In connection with the transfer in 1988 of the electronic controller business from Tech/Ops, Inc. (Tech/Ops), the former parent company, Tech/Ops Sevcon entered into a Liability Assumption and Sharing Agreement with Tech/Ops and another former subsidiary of Tech/Ops. Liabilities incurred and expensed in connection with this agreement have not been significant.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 1996 was $213,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 1997 - $177,000; 1998 - $61,000; 1999 -
$61,000; 2000 - $61,000; 2001 - $30,000, and $1,297,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $176,000 in 1996, $177,000 in 1995, and $170,000 in 1994.


(5) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon in accordance with SFAS #87.

                                                   (in thousands of dollars)
                                                             1996      1995
Actuarial present value of benefit obligations:
  Vested benefits                                          $4,829    $4,407
  Nonvested benefits                                           15         9
----------------------------------------------------------------------------
Accumulated benefit obligation                              4,844     4,416
Effect of projected future compensation levels                803       614
----------------------------------------------------------------------------
Projected benefit obligation                                5,647     5,030
Plan assets at fair value                                   6,074     5,589
----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                                  427       559
Unrecognized net gain                                        ( 84)     (110)
Unrecognized transition amount                               (291)     (342)
----------------------------------------------------------------------------
Prepaid pension cost                                       $   52    $  107

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #87.

                                                   (in thousands of dollars)
                                                   1996      1995      1994
Service costs/benefits earned during
  the period                                     $  252    $  239    $  204
Interest cost on projected benefit
  obligation                                        391       343       293
Actual return on plan assets                       (441)     (462)     (293)
Net amortization and deferred items                ( 43)       18      (124)
----------------------------------------------------------------------------

Net pension cost calculated
  in accordance with SFAS #87                    $  159    $  138    $   80
----------------------------------------------------------------------------
Net cost of defined contribution plans           $   21    $   24    $   19
----------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.9% and 5.9%, respectively, and the expected long-term rate of return on assets was 8.0% in 1996, 1995 and 1994.


(6) SEGMENT INFORMATION AND FOREIGN OPERATIONS

Tech/Ops Sevcon's largest customer accounted for 9% of sales in 1996, 10% in 1995, and 12% in 1994.

Domestic and foreign revenues are composed of sales to unaffiliated customers, with intercompany sales eliminated. Pretax net income for US and foreign segments is stated before unallocated corporate expense.

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                                    Identi-
                                                Net      Pretax      fiable
                                              Sales      Income      Assets
----------------------------------------------------------------------------
Geographic Segments
----------------------------------------------------------------------------
US          1996                            $11,425     $ 2,269     $ 4,790
            1995                            $ 8,685     $ 1,562     $ 4,104
            1994                              6,116         997       3,481
----------------------------------------------------------------------------
Foreign     1996                             15,772       2,893       9,855
            1995                             13,746       2,735       8,877
            1994                              9,719       1,186       7,114
----------------------------------------------------------------------------
Sub-total   1996                             27,197       5,162      14,645
            1995                             22,431       4,297      12,981
            1994                             15,835       2,183      10,595
----------------------------------------------------------------------------
Unallocated 1996                                  -        (592)          -
 corporate  1995                                  -        (533)          -
 expense    1994                                  -        (173)          -
----------------------------------------------------------------------------
Total       1996                            $27,197     $ 4,570     $14,645
            1995                            $22,431     $ 3,764     $12,981
            1994                             15,835       2,010      10,595
----------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 5, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.



                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The exhibits filed as part of this Form 10-K are listed on the
         Exhibit Index below.

(b)      Financial statements and schedule

         The financial statements and financial statement schedule listed in the index on page 2 are filed as part of this Annual Report on Form 10-K.

(c)      Form 8-K

         None filed during the quarter ended September 30, 1996.

INDEX TO EXHIBITS

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

(10)(a)*Tech/Ops Sevcon, Inc. 1966 Equity Incentive Plan (incorporated by reference to Exhibit (99.1) to the registrant's Registration Statement on Form S-8 File no. 333-02113).

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

(23)    Consent of Arthur Andersen LLP.

(27)    Financial Data Schedule (EDGAR Filing only).



      * Indicates management contract and compensatory plans and arrangements in which the executive officers or directors of the registrant participate.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TECH/OPS SEVCON, INC.

                           By /s/ Bernard F. Start        December 12, 1996
                           -----------------------
                           Bernard F. Start
                           President and Chief
                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                  TITLE                          DATE

/s/ Bernard F. Start       President, Chief Executive     December 12, 1996
--------------------       Officer and Director
Bernard F. Start           (Principal Executive Officer)

/s/ Paul A. McPartlin      Vice President & Chief         December 12, 1996
---------------------      Financial Officer
Paul A. McPartlin          (Principal Financial
                           and Accounting Officer)

/s/ Milton C. Lauenstein   Director                       December 12, 1996
------------------------
Milton C. Lauenstein

/s/ Harold C. Mayer, Jr.   Director                       December 12, 1996
------------------------
Harold C. Mayer, Jr.

/s/ Paul B. Rosenberg      Director                       December 12, 1996
---------------------
Paul B. Rosenberg

/s/ Herbert Roth, Jr.      Director                       December 12, 1996
---------------------
Herbert Roth, Jr.

/s/ Marvin G. Schorr       Director                       December 12, 1996
--------------------
Marvin G. Schorr

/s/ C. Vincent Vappi       Director                       December 12, 1996
--------------------
C. Vincent Vappi

QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 1996 and 1995 is set out below:
                                        (in thousands except per share data)
----------------------------------------------------------------------------
                                  First   Second    Third   Fourth    Total
                                Quarter  Quarter  Quarter  Quarter     Year
----------------------------------------------------------------------------
1996 Quarters
----------------------------------------------------------------------------
Net sales                       $ 5,798  $ 7,481  $ 7,692  $ 6,226  $27,197

Gross profit                      2,366    3,042    3,113    2,427   10,948

Operating income                    907    1,425    1,436      802    4,570

Net income                          616      944      948      528    3,036
----------------------------------------------------------------------------
Net income per share (a)        $   .20  $   .30  $   .30  $   .17  $   .97
----------------------------------------------------------------------------
Average shares (a)                3,152    3,135    3,145    3,139    3,145
----------------------------------------------------------------------------
Cash dividends per share (a)     $ .125   $ .125   $ .125  $   .15  $  .525
----------------------------------------------------------------------------
Common stock price per share (a)
  - High                        $ 13.00  $ 14.50  $ 22.88  $ 16.88  $ 22.88
  - Low                            9.75    10.50    14.00    12.50     9.75
----------------------------------------------------------------------------
1995 Quarters
----------------------------------------------------------------------------
Net sales                       $ 4,774  $ 6,165  $ 6,177  $ 5,315  $22,431

Gross profit                      1,962    2,577    2,626    2,150    9,315

Operating income                    772    1,089    1,104      730    3,695

Net income                          553      777      749      501    2,580
----------------------------------------------------------------------------
Net income per share (a)        $   .18  $   .25  $   .24  $   .16  $   .81
----------------------------------------------------------------------------
Average shares (a)                3,138    3,138    3,180    3,198    3,171
----------------------------------------------------------------------------
Cash dividends per share (a)    $   .10  $   .10  $   .10  $  .125  $  .425
----------------------------------------------------------------------------
Common stock price per share (a)
  - High                        $  8.50  $  7.94  $ 14.63  $ 15.50   $ 15.50
  - Low                            6.75     7.13     7.13    11.88      6.75
----------------------------------------------------------------------------

 (a) Restated to reflect a two-for-one stock split effective August 28, 1995.

TECH/OPS SEVCON, INC. AND SUBSIDIARIES                          SCHEDULE II

Reserves for the three years ended September 30, 1996

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                     Balance  Additions              Balance
                                          at Charged to  Deductions       at
                                   Beginning    Costs &        from    Close
                                     of Year   Expenses    Reserves  of Year
----------------------------------------------------------------------------
For the year ended September 30, 1996:
Allowance for doubtful accounts        $ 153      $   4   $ ( 7)(a)    $ 150
----------------------------------------------------------------------------
For the year ended September 30, 1995:
Allowance for doubtful accounts        $ 166      $  16   $ (29)(b)    $ 153
----------------------------------------------------------------------------
For the year ended September 30, 1994:
Allowance for doubtful accounts        $ 192      $  10   $ (36)(c)    $ 166
----------------------------------------------------------------------------

 (a) Accounts collected $5; write-off of uncollectible accounts $2
 (b) Accounts collected $29
 (c) Write-off of uncollectible accounts $16; accounts collected $20

                         TECH/OPS SEVCON, INC.                   EXHIBIT 11

Calculation of Earnings Per Share and Weighted Average Shares Outstanding

(In thousands, except for per share amounts)
                                             Quarters ended          Fiscal
Period ended                     12/31/95   4/2/96   7/2/96  9/30/96   1996
Net income                         $  616   $  944   $  948   $  528 $3,036
Weighted average shares
  outstanding                       3,152    3,135    3,145    3,139  3,145
Net income per share               $  .20   $  .30   $  .30   $  .17 $  .97

Shares outstanding - beginning      3,045    3,045    3,045    3,045  3,045
Weighted average - option exercises     0        0        0        0      0
Weighted average shares
  outstanding                       3,152    3,135    3,145    3,139  3,145

Effect of outstanding options on
 primary EPS using average market
 price for the period
  a. # of options less than
     Average market price             226      226      225      224    225
  b. $ value of options            $  981   $  981   $  978   $  973 $  979
  c. Average market price of stock $ 5.21   $ 4.85   $ 6.34   $ 6.87 $ 5.82
  d. Shares "purchased" (b/c)        (189)    (203)    (156)    (141)  (168)
  e. Common equivalent shares (a-d)    37       23       71       83     57
  f. Average outstanding shares     3,045    3,045    3,045    3,045  3,045
  g. Total average common and
     common equivalent shares (f+e) 3,082    3,068    3,116    3,128  3,102

                                             Quarters ended          Fiscal
Period ended                     12/31/94  3/31/95  6/30/95  9/30/95   1995

Net income                         $  553   $  777   $  749   $  501 $2,580
Weighted average shares
  outstanding                       3,138    3,138    3,180    3,198  3,171
Net income per share               $  .18   $  .25   $  .24   $  .15 $  .81

Shares outstanding - beginning      3,045    3,045    3,045    3,046  3,045
Weighted average - option exercises     0        0        1       12      3
Weighted average shares outstanding 3,045    3,045    3,046    3,058  3,048

Effect of outstanding options on
 primary EPS using average market
 price for the period
  a. # of options less than
     Average market price             224      224      222      208    219
  b. $ value of options            $  973   $  973   $  962   $  901 $  952
  c. Average market price of stock $ 7.42   $ 7.40   $11.00   $13.84 $ 9.91
  d. Shares "purchased" (b/c)        (131)    (132)     (87)     (65)   (96)
  e. Common equivalent shares (a-d)    93       92      134      142    123
  f. Average outstanding shares     3,045    3,045    3,046    3,058  3,048
  g. Total average common and
     common equivalent shares (f+e) 3,138    3,138    3,180    3,198  3,171

                         TECH/OPS SEVCON, INC.                 EXHIBIT 23



CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorp-oration of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File No. 33-42960 and No. 33-02113.



                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
December 27, 1996