Form 10-Q
period 1996-12-28
TECH OPS SEVCON INC
filed 1997-02-07
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                               -----------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 3, 1997
-----------------------------        -------------------------------
Common stock, par value $.10                     3,089,532

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                                              Dec 28,       Sept 30,
                                                 1996           1996
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents              $ 2,520,000   $ 2,886,000
    Accounts receivable, less allowances
       of $163,000 at 12/28/96
       and $150,000 at 9/30/96               5,348,000     5,386,000
    Inventories:
       Raw materials                         2,047,000     1,706,000
       Work-in-process                       1,234,000     1,060,000
       Finished goods                          668,000       862,000
                                             ---------     ---------
                                             3,949,000     3,628,000
                                             ---------     ---------
            Total current assets            11,817,000    11,900,000
                                             ---------    ----------

Property, plant and equipment, at cost       5,768,000     4,154,000
    Less:  Accumulated depreciation
           and amortization                  3,168,000     2,861,000
                                             ---------     ---------
      Net property, plant
        and equipment                        2,600,000     1,293,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000

Other assets                                     5,000        17,000
                                             ----------   ----------
                                           $15,857,000   $14,645,000
                                            ==========    ==========




The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              Dec 28,       Sept 30,
                                                 1996           1996
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Current portion of long-term debt      $   240,000   $        -
    Accounts payable                         1,972,000     1,821,000
    Dividend payable                           463,000       463,000
    Accrued expenses                         2,331,000     2,288,000
    Accrued taxes on income                    824,000       801,000
                                             ---------     ---------
        Total current liabilities            5,830,000     5,373,000
                                             ---------     ---------

Long-term debt, less current portion           468,000            -
Deferred taxes on income                       179,000       161,000
                                             ---------     ---------

Stockholders' investment (Note 2)

    Preferred stock                                 -             -
    Common stock                               310,000       310,000
    Treasury stock, at cost                   (122,000)     (122,000)
    Premium paid in on common stock          3,716,000     3,716,000
    Retained earnings                        5,789,000     5,787,000
    Cumulative translation adjustment         (313,000)     (580,000)
                                            ----------    ----------
       Total stockholders' investment      $ 9,380,000   $ 9,111,000
                                            ----------    ----------
                                           $15,857,000   $14,645,000
                                            ==========    ==========












The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)

                                            Three Months Ended
                                           ---------------------
                                            Dec 28,      Dec 31,
                                               1996         1995
                                           --------     --------
Net sales                               $ 6,197,000  $ 5,798,000

Costs and expenses:
  Cost of sales                           3,887,000    3,432,000
  Selling, general and
    administrative                        1,572,000    1,459,000
                                          ---------    ---------
                                          5,459,000    4,891,000
                                          ---------    ---------
Operating income                            738,000      907,000

Other income (expense), net               (  21,000)      14,000
                                           --------      --------
Income before income taxes                  717,000      921,000

Income taxes                                252,000      305,000
                                            -------      -------
Net income                              $   465,000    $ 616,000
                                            =======      =======
Net income per share                    $       .15    $     .20
                                                ===          ===
Average common and common
   equivalent shares outstanding          3,090,000    3,152,000
                                          =========    =========












The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                Three Months Ended
                                               ---------------------
                                                Dec 28,      Dec 31,
                                                   1996         1995
                                               --------     --------
Net cash flow from operating activities:
  Net income                                 $  465,000    $ 616,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              121,000      101,000
     Deferred tax provision                      18,000      ( 4,000)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                               38,000     (414,000)
       Inventories                             (321,000)    (311,000)
       Accounts payable                         151,000      542,000
       Accrued compensation and expenses         43,000     (160,000)
       Accrued and deferred taxes on income      23,000     ( 24,000)
                                               --------      -------
  Net cash generated from
   operating activities                         538,000      346,000
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                           (1,265,000)    ( 77,000)
Cash flow from (used by) financing activities:
  Long-term debt incurred on purchase
    of building                                 708,000           -
  Exercise of stock options                          -      ( 22,000)
  Purchase of common stock                           -      (529,000)
  Dividends paid                               (463,000)    (387,000)
                                               --------      -------
  Net cash used by financing activities         245,000     (938,000)

Effect of exchange rate changes on cash         116,000     ( 35,000)
                                                -------     --------
Net increase (decrease) in cash                (366,000)    (704,000)
Opening balance - cash and cash equivalents   2,886,000    2,692,000
                                              ---------    ---------
Ending balance - cash and cash equivalents   $2,520,000   $1,988,000
                                              =========    =========
Supplemental disclosure of cash flow information
   Cash paid for income taxes                 $ 110,000    $  77,000
                                                -------      -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                          $ 463,000    $ 381,000
                                                =======      =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 1996

                            (Unaudited)


(1)     Basis of Presentation


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 28, 1996 and the results of operations and cash flows for the three months ended December 28, 1996 and December 31, 1995.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1996 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended
December 28, 1996 and December 31, 1995 are not necessarily indicative of the results to be expected for the full year.




(2) Cash Dividends


     On December 12, 1996, the Company declared a quarterly dividend of $.15 per share for the first quarter of fiscal 1997, which was paid on January 9, 1997 to stockholders of record on December 27, 1996. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales in the first fiscal quarter ended December 28, 1996 were $6,197,000, compared to $5,798,000 in the same period last year, an increase of $399,000, or 7%. Approximately $80,000 of this increase was due to foreign currency effects. During the quarter, the pound strengthened against the dollar after three years of relative stability, increasing the dollar value of the sales made in pounds sterling. Sales in Europe and the Far East were well ahead of last year, but, due to slower market conditions, sales in the United States decreased by 6% and sales of our capacitor business were sharply lower.

Gross profit as a percentage of sales was 37.3% of sales in the first quarter of fiscal 1997, compared to 40.8% of sales in last year's first quarter. The decrease in gross profit percentage was due to higher warranty expenses, adverse sales mix and a negative impact of currency fluctuations. Since most of the Company's manufacturing and operating costs are denominated in pounds, the sharp increase in the pound-dollar relationship increased the dollar costs of manufacturing and operations. Operating expenses were 8% higher than last year mainly due to currency fluctuations and higher R&D spending.

Operating income was $738,000 in the first quarter of fiscal 1997 compared to $907,000 in the same period last year, a decrease of $169,000, or 19%. This decrease was a result of lower gross profits and higher operating expenses.

Other expense was $21,000 compared to other income of $14,000 last year. This change was mainly due to currency translation losses. Net income was $465,000, or $.15 per share, in fiscal 1997, compared to $616,000, or $.20 per share, last year, a decrease of 25%. Approximately 11% of this decrease was caused by adverse currency fluctuations.


Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends, which at present amount to $463,000 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend. In the quarter ended December 28, 1996, the Company purchased a new manufacturing building in the U.K. for $1.2 million. In connection with this purchase, the Company obtained a three-year mortgage loan in the amount of $708,000.

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


                                          TECH/OPS SEVCON, INC.



Date: February 6, 1997               By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                         Vice President Finance
                                       Principal Financial Officer

EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)

                                                Quarters ended
                                          ------------------------
                                          12/28/96        12/31/95
                                          --------        --------
Net income                                 $  465          $  616
Weighted average shares  outstanding        3,090           3,152
Net income per share                       $  .15          $  .20

Shares outstanding - beginning              3,090           3,098
Weighted average - option exercises            -                2
Weighted average shares issued              3,090           3,100
Weighted average treasury shares purchased     -           (   30)
Weighted average shares outstanding         3,090           3,070

Effect of outstanding options on
 primary EPS using average market
 price for the period (Note (a))
  a. # of options less than
     average market price                      -              137
  b. $ value of options                        -           $  636
  c. Average market price of stock             -           $11.50
  d. Shares "purchased" (b/c)                  -           (   55)
  e. Common equivalent shares (a-d)            -               82
  f. Average issued and outstanding shares  3,090           3,070
  g. Total average common and
     common equivalent shares (f+e)         3,090           3,152

Note (a)  The dilutive effect of outstanding options in the December
28, 1996 quarter was immaterial.








