Form 10-Q
period 1997-03-30
TECH OPS SEVCON INC
filed 1997-05-12
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997
                               --------------


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

         Class                       Outstanding at May 1, 1997
-----------------------------        -------------------------------
Common stock, par value $.10                     3,089,532

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS
                           (in thousands)

                                             March 30,       Sept 30,
                                                 1997           1996
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents                 $ 1,702       $ 2,886
    Accounts receivable, less allowances
       of $144 at 3/30/97
       and $150 at 9/30/96                      6,172         5,386
    Inventories:
       Raw materials                            1,793         1,706
       Work-in-process                          1,263         1,060
       Finished goods                             564           862
                                                -----         -----
                                                3,620         3,628
                                                -----         -----
            Total current assets               11,494        11,900
                                                -----        ------

Property, plant and equipment, at cost          5,776         4,154
    Less:  Accumulated depreciation
           and amortization                     3,160         2,861
                                                -----         -----
      Net property, plant
        and equipment                           2,616         1,293
                                                -----         -----
Cost of purchased businesses in excess
   of net assets acquired                       1,435         1,435

Other assets                                        5            17
                                                -----    -   ------
                                              $15,550       $14,645
                                               ======        ======


The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                           (in thousands)

                                             March 30,       Sept 30,
                                                 1997           1996
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Current portion of long-term debt         $   228       $    -
    Accounts payable                            1,945         1,821
    Dividend payable                              464           463
    Accrued expenses                            2,262         2,288
    Accrued taxes on income                       778           801
                                                -----         -----
        Total current liabilities               5,677         5,373
                                                -----         -----

Long-term debt, less current portion              399            -
Deferred taxes on income                          170           161
                                                -----         -----

Stockholders' investment (Note 2)

    Preferred stock                                -             -
    Common stock                                  310           310
    Treasury stock, at cost                      (122)         (122)
    Premium paid in on common stock             3,716         3,716
    Retained earnings                           5,946         5,787
    Cumulative translation adjustment            (546)         (580)
                                               ------        ------
       Total stockholders' investment         $ 9,304       $ 9,111
                                               ------        ------
                                              $15,550       $14,645
                                               ======        ======







The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)

                (in thousands except per share data)

                                Three Months Ended  Six Months Ended
                                ------------------  ----------------
                                 March 30 March 31  March 30 March 31
                                    1997     1996      1997     1996
                                 -------   ------   -------   ------
Net sales                        $ 7,133  $ 7,481   $13,330  $13,279

Costs and expenses:
  Cost of sales                    4,476    4,439     8,363    7,871
  Selling, general and
    administrative                 1,702    1,617     3,274    3,076
                                   -----    -----     -----    -----
                                   6,178    6,056    11,637   10,947
                                   -----    -----     -----    -----
Operating income                     955    1,425     1,693    2,332

Other income/(expense), net       (    9)  (   14)   (   30)       0
                                    ----     ----     -----      ---
Income before income taxes           946    1,411     1,663    2,332

Income taxes                         325      467       577      772
                                   -----      ---     -----      ---
Net income                       $   621    $ 944    $1,086   $1,560
                                   =====      ===     =====    =====

Net income per share               $ .20    $ .30     $ .35    $ .50
                                     ===      ===       ===      ===
Average common and common
   equivalent shares outstanding   3,090    3,135     3,090    3,144
                                   =====    =====     =====    =====

Cash dividends per share          $  .15   $ .125     $ .30    $ .25
                                    ====      ===       ===      ===










The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                  Six Months Ended
                                               ---------------------
                                                Mar 30,      Mar 31,
            (in thousands)                         1997         1996
                                               --------     --------
Net cash flow from operating activities:
  Net income                                     $1,086       $1,560
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                  210          150
     Deferred tax provision                           9         (  5)
     Increase (decrease) in cash resulting
      from changes in operating assets
      and liabilities:
       Receivables                                 (786)      (1,730)
       Inventories                                    8         (731)
       Accounts payable                             124          914
       Accrued compensation and expenses           ( 26)        (154)
       Accrued and deferred taxes on income        ( 23)         282
       Other assets                                  12           16
                                                   ----          ---
  Net cash generated from
   operating activities                             614          302
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                               (1,498)        (159)
                                                  -----          ---
Cash flow used by financing activities:
  Long-term debt incurred on purchase of building   627           -
  Exercise of stock options                          -          ( 22)
  Purchase of common stock                           -          (529)
  Dividends paid                                   (926)        (768)
                                                  -----        -----
  Net cash used by financing activities          (  299)      (1,319)
Effect of exchange rate changes on cash          (    1)        ( 83)
                                                  -----        -----
Net (decrease) in cash                           (1,184)      (1,259)
Opening balance - cash and cash equivalents       2,886        2,692
                                                  -----        -----
Ending balance - cash and cash equivalents       $1,702       $1,433
                                                  =====        =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $ 604        $ 473
                                                    ---          ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $ 464        $ 381
                                                    ===          ===

The accompanying notes are an integral part of these financial
statements.                      5

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - March 30, 1997

                            (Unaudited)


(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 30, 1997 and the results of operations and cash flows for the three months and six months ended March 30, 1997 and March 31, 1996.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1996 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 30, 1997 and March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



(2) Cash Dividends


     On March 5, 1997, the Company declared a quarterly dividend of $.15 per share for the second quarter of fiscal 1997, which was paid on April 3, 1997 to stockholders of record on March 20, 1997. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended March 30,1997

Sales in the second fiscal quarter ended March 30, 1997 were $7,133,000, compared to $7,481,000 in the same quarter of the previous year, a decrease of 5%. Revenues in the US declined by 22% mainly due to slow conditions in the aerial lift and airport ground support markets. Volumes in foreign markets increased slightly, despite a sharp decline in sales of the capacitor business. Currency fluctuations caused a 2% increase in reported sales.

     Gross profit decreased by $385,000, or 13%. The gross profit percentage was lower than last year (37.2% compared to 40.5%) principally due to the negative impact of currency fluctuations on margins, adverse sales mix, lower volumes and increased warranty costs. The decrease due to currency fluctuations was mainly because most of the Company's products are manufactured in the United Kingdom and the pound sterling has strengthened against the other currencies in which the Company's products are sold. Operating expenses for the quarter were 6% higher than 1996, mainly due to inflation and currency translation.

     Operating income for the second quarter was $955,000 compared to $1,425,000 last year, a decrease of 33%. The decrease was a result of lower gross profits and higher operating expenses.

     Income before income taxes was $946,000, compared to $1,411,000 last year, a decrease of 33%. Income taxes were 34% of pre-tax income in 1997 compared to 33% in 1996 due to lower foreign tax credits. Mainly due to lower gross profit, net income decreased by 34% to $621,000 compared to $944,000 last year. Income per share was $.20 compared to $.30 in the second quarter of fiscal 1996.


Six months ended March 30,1997

     For the first six months of fiscal 1997, sales were $13,330,000 compared to $13,279,000 last year, an increase of $51,000. Currency fluctuations caused a 2% increase in reported sales, therefore physical volumes were marginally lower than last year. Revenues in the US declined by 16% mainly due to slow conditions in the aerial lift and airport ground support markets, while shipments in foreign markets increased by 12%.

     Gross profit decreased by $441,000, or 8%, and the gross profit percentage was lower than last year (37.3% compared to 40.7%). Foreign currency fluctuations accounted for 1.5% of the decrease in the gross profit percentage. Adverse sales mix and higher warranty costs also had a negative impact on gross profit.

                      TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

     Operating expenses were 6% higher than last year due to both inflation and currency fluctuations.

     Operating income for the six month period was $1,693,000, a decrease of 27% compared to the same period last year. The decrease in operating income was mainly due to lower gross profit. Other expense (net), mainly currency translation losses, was $30,000 compared to none in 1996.

     Income before income taxes was $1,663,000, a decrease of 29% compared to the first six months of 1996. Income taxes were 35% of pre-tax income, an increase of 2% compared to last year, mainly due to lower foreign tax credits. Principally as a result of lower gross profit, net income was $1,086,000 compared to $1,560,000 last year, a decrease of 30%. Income per share was $.35 compared to $.50 last year.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $464,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs. In October 1996 , the Company purchased a new manufacturing building in the U. K. for $1.2 million. In connection with this purchase, the Company obtained a three-year mortgage loan in the amount of $708,000.

                      TECH/OPS SEVCON, INC.


                   PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 22, 1997, the shareholders voted to re-elect as directors for three year terms the following persons: Paul B. Rosenberg, Herbert Roth, Jr., and Bernard
F. Start. Mr. Rosenberg received 2,615,772 votes for and 2,671 withheld, Mr. Roth received 2,615,872 votes for and 2,571 withheld and Mr. Start received 2,615,892 votes for and 2,551 withheld. The shareholders also voted to elect David R. Steadman as a director for a one-year term. Mr. Steadman received 2,614,692 votes for and 3,751 withheld.



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


                                          TECH/OPS SEVCON, INC.



Date: May 8, 1997                  By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer

                                                           EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)


                                Three Months Ended  Six Months Ended
                                ------------------  ----------------
                                  Mar 30   Mar 31    Mar 30   Mar 31
               Primary              1997     1996      1997     1996
                                 -------   ------   -------   ------

Average shares outstanding           3,090   3,135     3,090   3,144

Net income                          $  621  $  944    $1,086  $1,560

Net income per share                $  .20  $  .30    $  .35  $  .50



A calculation of fully diluted shares outstanding for the three month and six months ended March 30, 1997 and March 31, 1996 indicates a difference of less than one-tenth of one percent and is not material.