Form 10-Q
period 1997-06-28
TECH OPS SEVCON INC
filed 1997-07-28
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                               -------------


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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at July 25, 1997
-----------------------------        -------------------------------
Common stock, par value $.10                     3,093,232

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS
                           (in thousands)

                                             June 28,       Sept 30,
                                                 1997           1996
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents                 $ 2,509       $ 2,886
    Accounts receivable, less allowances
       of $157 at 6/28/97
       and $150 at 9/30/96                      5,547         5,386
    Inventories:
       Raw materials                            1,735         1,706
       Work-in-process                          1,015         1,060
       Finished goods                             658           862
                                                -----         -----
                                                3,408         3,628
                                                -----         -----
            Total current assets               11,464        11,900
                                                -----        ------

Property, plant and equipment, at cost          5,996         4,154
    Less:  Accumulated depreciation
           and amortization                     3,303        2,861
                                                -----         -----
      Net property, plant
        and equipment                           2,693         1,293
                                                -----         -----
Cost of purchased businesses in excess
   of net assets acquired                       1,435         1,435

Other assets                                        5            17
                                                -----    -   ------
                                              $15,597       $14,645
                                               ======        ======


The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                           (in thousands)

                                             June 28,       Sept 30,
                                                 1997           1996
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Current portion of long-term debt         $   237       $    -
    Accounts payable                            2,226         1,821
    Dividend payable                              463           463
    Accrued expenses                            2,418         2,288
    Accrued taxes on income                       647           801
                                                -----         -----
        Total current liabilities               5,991         5,373
                                                -----         -----

Long-term debt, less current portion              347            -
Deferred taxes on income                          174           161
                                                -----         -----

Stockholders' investment (Note 2)

    Preferred stock                                -             -
    Common stock                                  310           310
    Treasury stock, at cost                      ( 85)         (122)
    Premium paid in on common stock             3,713         3,716
    Retained earnings                           5,651         5,787
    Cumulative translation adjustment            (504)         (580)
                                               ------        ------
       Total stockholders' investment         $ 9,085       $ 9,111
                                               ------        ------
                                              $15,597       $14,645
                                               ======        ======







The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.

                    Consolidated Statement of Income

                             (Unaudited)

                  (in thousands except per share data)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                               June 28  June 30     June 28  June 30
                                  1997     1996        1997     1996
                               -------   ------     -------   ------
Net sales                      $ 6,842  $ 7,692     $20,172  $20,971

Costs and expenses:
  Cost of sales                  4,830    4,579      13,193   12,450
  Selling, general and
    administrative               1,661    1,677       4,935    4,753
                                 -----    -----      ------   ------
                                 6,491    6,256      18,128   17,203
                                 -----    -----      ------   ------
Operating income                   351    1,436       2,044    3,768

Other income/(expense), net     (   34)  (   19)     (   64)  (   19)
                                  ----    -----       -----    -----
Income before income taxes         317    1,417       1,980    3,749

Income taxes                       112      469         689    1,241
                                   ---      ---       -----    -----
Net income                     $   205    $ 948      $1,291   $2,508
                                   ===      ===       =====    =====

Net income per share             $ .07    $ .30       $ .42    $ .80
                                   ===      ===         ===      ===
Average common and common
   equivalent shares outstanding 3,090    3,145       3,090    3,143
                                 =====    =====       =====    =====

Cash dividends per share        $  .15   $ .125       $ .45   $ .375
                                   ===      ===         ===      ===










The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                 Nine Months Ended
                                               ---------------------
                                                Jun 30,      Jun 30,
            (in thousands)                         1997         1996
                                               --------     --------
Net cash flow from operating activities:
  Net income                                     $1,291       $2,508
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                  311          241
     Deferred tax provision                          13         (  3)
     Increase (decrease) in cash resulting
      from changes in operating assets
      and liabilities:
       Receivables                               (  161)      (2,071)
       Inventories                                  220       (  923)
       Accounts payable                             405          520
       Accrued compensation and expenses            130          419
       Accrued and deferred taxes on income      (  154)         688
       Other assets                                  12           15
                                                  -----          ---
  Net cash generated from
   operating activities                           2,067        1,394
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                               (1,659)        (188)
                                                  -----          ---
Cash flow used by financing activities:
  Long-term debt incurred on purchase of building   584           -
  Exercise of stock options                          27          245
  Purchase of common stock                       (   31)      (  962)
  Dividends paid                                 (1,390)      (1,149)
                                                  -----        -----
  Net cash used by financing activities          (  810)      (1,866)
Effect of exchange rate changes on cash              25       (  296)
                                                  -----        -----
Net (decrease) in cash                           (  377)      (  956)
Opening balance - cash and cash equivalents       2,886        2,692
                                                  -----        -----
Ending balance - cash and cash equivalents       $2,509       $1,736
                                                  =====        =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $ 876        $ 527
                                                    ---          ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $ 463        $ 384
                                                    ===          ===

The accompanying notes are an integral part of these financial
statements.                      5

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - June 28, 1997

                            (Unaudited)


(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 28, 1997 and the results of operations and cash flows for the three months and nine months ended June 28, 1997 and June 30, 1996.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1996 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     The results of operations for the three-month and nine-month periods June 28, 1997 and June 30, 1996 are not necessarily indicative of the results to be expected for the full year.



(2) Cash Dividends


     On June 5, 1997, the Company declared a quarterly dividend of $.15 per share for the third quarter of fiscal 1997, which was paid on July 3, 1997 to stockholders of record on June 20, 1997. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                        TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 28

     Sales in the third fiscal quarter ended June 28, 1997 were $6,842,000, compared to $7,692,000 in the same quarter of the previous year, a decrease of 11%. Currency fluctuations caused a 2% increase in reported sales. Revenues in the US declined by 23% mainly due to slow conditions in the aerial lift and airport ground support markets. Sales volume in foreign markets decreased slightly.

     Under the direction of its new Chief Operating Officer, Matt Boyle, the Company has made a thorough review of its commitment to quality, and in the third quarter the company recorded a charge of $600,000, equal to $.13 per share, to reflect the costs of product improvement and changes in the organization. Over 95% of this charge was reflected in cost of sales in the third quarter, with the remainder being charged to operating expense. The $600,000 charge principally involves product modification costs and associated warranty expense. In addition, provision has been made for management changes in the manufacturing and quality control areas.

     The gross profit percentage was substantially lower than last year (29.4% compared to 40.5%) principally due to the charge to cost of sales of $588,000. Prior to this charge, the gross profit percentage was 38.0%, a 2.5% decrease compared to last year, mainly due to the negative impact of currency fluctuations on margins, adverse sales mix and lower volumes. Gross profit before the charge decreased by $513,000, or 16%. Operating expenses for the quarter were 1% higher than 1996.

     Income before income taxes was $317,000, compared to $1,417,000 last year, an decrease of $1,100,000, or 78%. Lower sales accounted for one third of this decrease and the $600,000 charge accounted for a further 55%. The remaining 12% decrease was mainly due to currency fluctuations and adverse sales mix. Income taxes were 35% of pre-tax income in 1997 compared to 33% in 1996 mainly due to lower foreign tax credits. Primarily due to lower sales and the $600,000 charge, net income decreased by $743,000, or 78%, to $205,000. Income per share was $.07 compared to $.30 in the third quarter of fiscal 1996.
The $600,000   charge resulted in a decrease of $.13 in net income
for the quarter.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine months ended June 28

     For the first nine months of fiscal 1997, sales were $20,172,000 compared to $20,971,000 last year, a decrease of $799,000, or 4%. Currency fluctuations caused a 2% increase in reported sales, therefore physical volume was 6% lower than last year. Revenues in the US declined by 18% mainly due to slow conditions in the aerial lift and airport ground support markets, volumes in foreign markets increased by 3%.

     The gross profit percentage was 6% lower than last year (34.6% compared to 40.6%), and gross profit was $1,542,000 lower than last year. The charge discussed above resulted in a 2.9% decrease in gross profit percentage. Foreign currency fluctuations accounted for 1.8% of the decrease in the gross profit percentage. This was mainly because most of the Company's products are manufactured in the UK and the UK pound has strengthened against the other currencies in which the Company's products are sold. Adverse sales mix also had a negative impact on gross profit.

     Operating expenses were 4% lower than last year mainly due to reductions in compensation expense.

     Operating income for the nine month period was $2,044,000, a decrease of 46% compared to the same period last year. The decrease in operating income was mainly due to the $600,000 charge in the third quarter and to lower gross profit. Other expense (net), mainly currency translation losses, was $64,000 compared to $19,000 in 1996.

      Income before income taxes was $1,980,000 compared to $3,749,000 in the same period last year, a decrease of 47%. Income taxes were 35% of pre-tax income, an increase of 2% compared to last year, mainly due to lower foreign tax credits. Principally as a
result of the   charge of $600,000 before tax and lower gross profit,
net income was $1,291,000, compared to $2,508,000 last year, a decrease of 49%. Income per share was $.42 compared to $.80 last year.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $463,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

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


                                          TECH/OPS SEVCON, INC.



Date: July 28, 1997                 By: /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer

                                                           EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)

                                Three Months Ended  Nine Months Ended
                                ------------------  -----------------
                                  Jun 28   Jun 30    Jun 28  Jun 30
               Primary              1997     1996      1997    1996
                                  ------   ------    ------  ------
Average shares outstanding         3,090    3,145     3,090   3,143

Net income                        $  205   $  948    $1,291  $2,508

Net income per share              $  .07   $  .30    $  .42  $  .80


A calculation of fully diluted shares outstanding for the three month and nine months ended June 28, 1997 and June 30, 1996 indicates an immaterial difference.