Form 10-K
period 1997-09-30
TECH OPS SEVCON INC
filed 1997-12-29
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                  FORM 10-K
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
      For the fiscal year ended September 30, 1997,     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of November 25, 1997, 3,093,232 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $31,700,000.

Documents incorporated by reference: Proxy Statement for Annual Meeting of Stockholders - January 28, 1998 - Items 10, 11, 12 and 13.

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
        Consolidated Statements of Income ............................... 10
        Consolidated Statements of Stockholders' Investment ............. 11
        Consolidated Statements of Cash Flows ........................... 13
        Notes to Consolidated Financial Statements ...................... 14
        Report of Independent Public Accountants ........................ 23
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE ................................................ 24

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

SCHEDULES
II  RESERVES ............................................................ 29


Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

                                     PART I

Item 1. BUSINESS

General description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon", or the "Company") is a Delaware corporation organized on December 22, 1987 to carry on the electronic controller business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, and France, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metalized film capacitors for electronics applications.

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $10,012,000, $11,425,000, and $8,685,000, in 1997,
1996, and 1995, respectively, which accounted for approximately 37%, 42%, and 39%, respectively, of total sales. Approximately 49% of controller sales are made to ten manufacturers of such equipment in the United States, Europe and the Far East.

Patents

The Company believes that its business is not dependent on patent protection. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products, and its prompt and responsive service performance. However, the rights to inventions of employees working for Tech/Ops Sevcon are assigned to the Company.

Backlog

Tech/Ops Sevcon's backlog at September 30, 1997 was $4,454,000 compared to $4,045,000 in September 30, 1996 and $3,391,000 in September 1995. Backlog increased by $409,000, or 10%, during fiscal 1997. The increase in backlog was mainly due to higher current business levels.

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

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $1,798,000 in 1997 compared to $1,579,000 in 1996 and $1,381,000 in 1995.
Expenditure increased by 14% in both 1997 and 1996.

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

Employees and labor relations

As of September 30, 1997, the Company employed 271 full-time employees, of whom 31 were in the United States, 232 were in the United Kingdom, 6 were in France, and 2 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.



ITEM 2. PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Burlington, Massachusetts, under a lease expiring in 1998, with two five-year options thereafter. The building is used for the manufacture of electronic controllers, together with sales and service offices. The United Kingdom electronic controller business of Tech/Ops Sevcon is carried on in a building owned by it located in Gateshead, England, containing 40,000 square feet of space. The land on which this building stands is held on a lease expiring in 2068. In October 1996, a 125 year lease was acquired for a newly constructed 20,000 square foot building in Gateshead, England, adjacent to the existing building. 5,000 square feet of space is also rented near Paris, France under a lease expiring in 2000. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer          Age     Position
---------------------------------------------------------------------------
Matthew Boyle            35      President and Chief Executive Officer

Paul A. McPartlin        52      Vice President and Chief Financial Officer

Paul B. Rosenberg        65      Treasurer
---------------------------------------------------------------------------

All officers have served in their present positions for more than five years, except for Mr. Boyle who was appointed Vice President and Chief Operating Officer on November 5, 1996, and President and Chief Executive Officer on November 13, 1997. From 1994 until he joined the Company in November 1996, Mr. Boyle was the General Manager of the Regulateurs Europa business of GEC Alsthom in Colchester, England. Prior to that, Mr. Boyle was General Manager of the Scottish Strategic Business Unit of Honeywell Control Systems, Ltd.

Mr. McPartlin has been the Financial Director of the Company's UK operations for more than five years. Mr. Rosenberg is President and CEO of Tech/Ops Corporation, a consulting firm.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.


                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's common stock is shown in Exhibit 13(a) to this Form 10-K.


ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the last five years is shown in
Exhibit 13 (b) to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A)  Results of Operations

1997 compared to 1996

Sales of $27,309,000 were $112,000 higher than last year. Foreign currency fluctuations resulted in a $200,000 increase in reported sales and the effect of price increases in fiscal 1997 was approximately $800,000, or 3%. Physical volumes were $888,000, or 3.3%, lower than last year. Sales in the USA decreased by $1,413,000, or 12% mainly due to depressed market conditions in the airline ground support, aerial lift, mining and fork lift markets. In other markets, which accounted for 63% of sales, there was a 10% sales increase, mainly to customers based in the Far East and to the aerial lift market in Europe.

Gross profit was 35.2% of sales in 1997 compared to 40.3% in 1996. Gross profit was $1,332,000 lower than last year. Foreign currency fluctuations accounted for a decrease in gross profit of $640,000, or 2.4%. The remainder of the decrease mainly related to a charge of $600,000 incurred in the third quarter of fiscal 1997, which principally involved product modification costs and associated warranty expense. Selling, general and administrative expenses increased by $272,000, or 4%, in 1997, mainly due to inflation and foreign currency fluctuations. As a result of lower gross profit and increased operating expense, operating income decreased by $1,604,000, or 35%, to $2,966,000. Foreign currency fluctuations accounted for $750,000 of the decrease in operating income, and the charge in the third quarter amounted to $600,000. The remaining $254,000 decrease in operating income was mainly due to lower physical volumes.

In fiscal 1997 income before income taxes was 35% lower than the previous year at $2,968,000. Income taxes were 36% of pre-tax income compared to 34% last year. The higher average tax rate was due to lower foreign tax credits and increased income tax rates in France. Net income decreased by $1,145,000, or 38%. Income per share was $.61 compared to $.97 last year, a decrease of 37%. Average shares outstanding decreased by 2% mainly because the dilutive effect of common stock equivalents was considered to be immaterial in 1997.

The company has considered the anticipated effects of new accounting standards and concluded that the effects would not be material. Under SFAS #128, fully diluted net income per share in 1997 would have been $.60 per share compared to $.61 as reported. Under SFAS #130 comprehensive income in 1997 would have been $54,000 lower than net income, due to the change in cumulative translation adjustment during 1997.

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



B) Liquidity and capital resources

Cash balances decreased by $525,000 during fiscal 1997 to $2,361,000. Net income of $1,891,000 was almost offset by dividend payments of $1,854,000. Spending on property, plant and equipment was $1,673,000, principally due to the purchase of a new building in the UK. Long term debt of $704,000 was incurred during fiscal 1997 in connection with the purchase of the new UK building, repayments of this debt during 1997 amounted to $201,000.

The Company has, since January 1990, maintained a program of regular cash dividends, which currently amounts to $463,000 per quarter. Repayments of long term debt are expected to amount to $235,000 in the next fiscal year. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

September 30, 1997 and 1996                        (in thousands of dollars)
----------------------------------------------------------------------------
ASSETS                                                         1997    1996
Current assets:
  Cash and cash equivalents                                 $ 2,361 $ 2,886
  Receivables, net of allowances for doubtful accounts of
    $158,000 in 1997 and $150,000 in 1996                     5,637   5,386
  Inventories                                                 3,126   3,628
----------------------------------------------------------------------------
Total current assets                                         11,124  11,900
----------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                          23      22
  Buildings and improvements                                  1,966     707
  Equipment                                                   3,880   3,425
----------------------------------------------------------------------------
                                                              5,869   4,154
    Less: accumulated depreciation and amortization           3,249   2,861
----------------------------------------------------------------------------
Net property, plant and equipment                             2,620   1,293
---------------------------------------------------------------------------
Cost of purchased businesses in excess of net assets acquired 1,435   1,435
Other assets                                                      6      17
----------------------------------------------------------------------------
TOTAL ASSETS                                                $15,185 $14,645
----------------------------------------------------------------------------

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current portion of long-term debt (note 5)                $   235 $    -
  Accounts payable                                            1,770   1,821
  Dividend payable                                              463     463
  Accrued compensation and related costs                        954     837
  Other accrued expenses                                      1,740   1,451
  Accrued and deferred taxes on income                          482     801
----------------------------------------------------------------------------
Total current liabilities                                     5,644   5,373
----------------------------------------------------------------------------
Long-term debt, net of current portion (note 5)                 278      -
----------------------------------------------------------------------------
Deferred taxes on income                                        156     161
----------------------------------------------------------------------------
Commitments and contingencies (note 6)
----------------------------------------------------------------------------

STOCKHOLDERS' INVESTMENT

Preferred stock, par value $.10 per share
  - authorized - 1,000,000 shares; outstanding - none             -       -
Common stock, par value $.10 per share
    authorized - 8,000,000 shares; outstanding
    3,101,690 in 1997 and 1996                                  310     310
Treasury stock, at cost - 8,458 shares in 1997, 12,158 in 1996 ( 85)   (122)
Premium paid in on common stock                               3,730   3,716
Retained earnings                                             5,786   5,787
Cumulative translation adjustment                              (634)   (580)
----------------------------------------------------------------------------
Total stockholders' investment                              $ 9,107 $ 9,111
----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $15,185 $14,645
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1997, 1996, and 1995 (in thousands except per share data)
----------------------------------------------------------------------------
                                                   1997      1996      1995
----------------------------------------------------------------------------
Net sales                                       $27,309   $27,197   $22,431
----------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                  17,693    16,249    13,116
  Selling, general and administrative             6,650     6,378     5,620
----------------------------------------------------------------------------
                                                 24,343    22,627    18,736
----------------------------------------------------------------------------
Operating income                                  2,966     4,570     3,695

Interest expense                                    (44)       -         -
Interest income                                      85        45        70
Other (expense), net                                (39)      (45)       (1)
----------------------------------------------------------------------------
Income before income taxes                        2,968     4,570     3,764
Income taxes                                     (1,077)   (1,534)   (1,184)
----------------------------------------------------------------------------
Net income                                      $ 1,891   $ 3,036   $ 2,580
----------------------------------------------------------------------------
Income per share (a)                               $.61      $.97      $.81
----------------------------------------------------------------------------
Average common and common equivalent
  shares outstanding (a)                          3,091     3,145     3,171
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1995, 1996 and 1997 (in thousands of dollars)
----------------------------------------------------------------------------
                                  Premium
                                    paid              Cumulative       Total
                                   in on                trans-       stock-
                Common   Treasury  common    Retained   lation      holders'
                stock (a) stock    stock (a) earnings adjustment  investment
----------------------------------------------------------------------------
Balance Sept 30,
  1994             305        -     2,987      3,855      (579)       6,568

Net income           -        -         -      2,580         -        2,580

Dividends ($.425
 per share)          -        -         -     (1,301)        -       (1,301)

Currency
  translation
  adjustment         -        -         -          -        85           85
Tax benefit
  on exercise of
  stock options      -        -       257          -         -          257
Exercise of
  stock options      5        -       139       (208)        -          (64)
----------------------------------------------------------------------------
Balance Sept 30,
  1995             310        -     3,383      4,926      (494)       8,125
----------------------------------------------------------------------------
Net income           -        -         -      3,036         -        3,036

Dividends ($.525
 per share)          -        -         -     (1,610)        -       (1,610)

Currency
  translation
  adjustment         -        -         -        -        ( 86)        ( 86)
Purchase of
  treasury stock     -     (529)        -        -           -         (529)
Tax benefit
  on exercise of
  stock options      -        -       330        -           -          330
Exercise of
  stock options      -      407         3       (565)        -         (155)
----------------------------------------------------------------------------
Balance Sept 30,
  1996           $ 310    $(122)   $3,716     $5,787     $(580)      $9,111
----------------------------------------------------------------------------

Net income           -        -         -      1,891         -        1,891

Dividends ($.60
  per share)         -        -         -     (1,854)        -       (1,854)

Currency
 translation
  adjustment         -        -         -          -       (54)         (54)

Tax benefit
  on exercise
  of stock options   -        -        17          -         -           17

Exercise of
  stock options      -       37        (3)       (38)        -           (4)

----------------------------------------------------------------------------
Balance Sept 30,
  1997           $ 310    $( 85)   $3,730     $5,786     $(634)      $9,107
----------------------------------------------------------------------------

(a) Restated to reflect two-for-one stock split effective August 28,1995.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1997, 1996 and 1995 (in thousands of dollars)
----------------------------------------------------------------------------
                                                     1997     1996     1995
----------------------------------------------------------------------------
Net cash flow from operating activities:

Net income                                         $1,891   $3,036   $2,580
Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation and amortization                       354      270      249
  Deferred tax provision                              ( 5)     (17)     ( 7)
  Increase (decrease) in cash resulting from changes
      in operating assets and liabilities:
    Receivables                                      (251)    (899)    (698)
    Inventories                                       502     (665)  (1,194)
    Accounts payable                                 ( 51)    (198)     732
    Accrued compensation and expenses                 406      439     (119)
    Accrued and deferred taxes on income             (302)     708      398
    Other assets                                       11       38       54
----------------------------------------------------------------------------
Net cash generated from operating activities        2,555    2,712    1,995
----------------------------------------------------------------------------
Cash flow used by investing activities:
  Acquisition of property, plant and equipment     (1,673)    (229)    (407)
----------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                         (   31)  (1,007)    (379)
  Exercise of stock options                            28      323      315
  Proceeds of long-term debt                          704       -        -
  Repayments of long-term debt                     (  201)      -        -
  Dividends paid                                   (1,854)  (1,534)  (1,219)
----------------------------------------------------------------------------
  Net cash used by financing activities            (1,354)  (2,218)  (1,283)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash            (   53)  (   71)      51
----------------------------------------------------------------------------
Net increase (decrease) in cash                    (  525)     194      356
Beginning balance - cash and cash equivalents       2,886    2,692    2,336
----------------------------------------------------------------------------
Ending balance - cash and cash equivalents         $2,361   $2,886   $2,692
----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $1,348   $  884   $  773
  Cash paid for interest                           $   44   $   -    $   -
----------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
  Dividend declared                                $  463   $  463   $  387
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial
statements.                       13

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

During 1995,, the Financial Accounting Standards Board issued SFAS #123 which defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting prescribed by APB #25. The Company has elected to account for its stock-based compensation plans under APB #25 (See Note 3).

B. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $1,798,000 in 1997, $1,579,000 in 1996, and $1,381,000 in 1995.


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

D. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and comprised of:

                                                  (in thousands of dollars)
----------------------------------------------------------------------------
                                                       1997           1996
----------------------------------------------------------------------------
Raw materials                                        $1,532         $1,706
Work-in-process                                         903          1,060
Finished goods                                          691            862
----------------------------------------------------------------------------
                                                     $3,126         $3,628
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

I. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 1997, approximate fair value due to the short term nature of these instruments and the variable feature of the long-term debt.



(2) CAPITAL STOCK

All references to shares of common stock have been restated to reflect a two-for-one stock split, in the form of a stock dividend, effective August 28, 1995.

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value. In January 1996, the number of authorized shares of common stock, $.10 par value, was increased from 4,000,000 to 8,000,000.

In the year ended September 30, 1996, the Company purchased 52,500 shares for treasury stock at a total cost of $529,000. No such shares were purchased in 1997 or 1995.

In connection with the exercise of employee stock options, the Company repurchased from employees 28,777 shares in 1995, 25,466 shares in 1996, and 2,300 shares in 1997.


(3) STOCK-BASED COMPENSATION PLANS

There were 109,000 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 1997. Options for 20,000 shares were granted in November 1996 at market price on the date of grant.

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

The Company accounts for these plans under APB Opinion #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equaled the following pro forma amounts:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                 1997       1996       1995
----------------------------------------------------------------------------
Net income - As reported                       $1,891     $3,036     $2,580
             Pro forma                          1,881      3,036      2,580
Net income per share
  - primary and fully diluted
             As reported                       $  .61     $  .97     $  .81
             Pro forma                         $  .61     $  .97     $  .81
----------------------------------------------------------------------------

The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

Option transactions under the plan for the three years ended September 30, 1997 were as follows:

                                                    Shares       Weighted
                                                     under       average
                                                    option       exercise
                                                                   price
---------------------------------------------------------------------------
Outstanding at September 30, 1994                  224,050        $4.341
Exercised in 1995                                 ( 81,098)        3.895
----------------------------------------------------------------------------
Outstanding at September 30, 1995                  142,952         4.594
Exercised in 1996                                 ( 69,975)        4.616
----------------------------------------------------------------------------
Outstanding at September 30, 1996                   72,977         4.573
Granted in 1997                                     20,000        14.313
Exercised in 1997                                 (  6,000)        4.625
----------------------------------------------------------------------------
Outstanding at September 30, 1997                   86,977        $6.808
----------------------------------------------------------------------------
Exercisable at September 30, 1997                   66,977        $4.569
----------------------------------------------------------------------------
Weighted average fair value of options
  granted in 1997                                                 $5.800
----------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the one grant in 1997: risk-free interest rate of 6%; expected dividend yield of 4.2%; expected life of 7 years; expected volatility of 52%. For options outstanding at September 30, 1997 the exercise prices were between $3.31 and $14.31 with a weighted average remaining contractual life of 5.7 years.

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                 1997       1996       1995
----------------------------------------------------------------------------
Domestic                                       $  493     $1,691     $1,028
Foreign                                         2,475      2,879      2,736
----------------------------------------------------------------------------
                                               $2,968     $4,570     $3,764
----------------------------------------------------------------------------

The components of the provision for income taxes for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                           1997
                                         Current       Deferred       Total
Federal                                   $  195         $(  18)     $  177
State                                         87          (   6)         81
Foreign                                      837          (  18)        819
----------------------------------------------------------------------------
                                          $1,119         $(  42)     $1,077
----------------------------------------------------------------------------
                                                           1996
----------------------------------------------------------------------------
                                         Current       Deferred       Total
Federal                                   $  578         $( 171)     $  407
State                                        195          (  53)        142
Foreign                                      997          (  12)        985
----------------------------------------------------------------------------
                                          $1,770         $( 236)     $1,534
----------------------------------------------------------------------------
                                                           1995
----------------------------------------------------------------------------
                                         Current       Deferred       Total
Federal                                   $  221         $    -      $  221
State                                        102              -         102
Foreign                                      854              7         861
----------------------------------------------------------------------------
                                          $1,177         $    7      $1,184
----------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                               1997        1996        1995
----------------------------------------------------------------------------
Statutory Federal income tax rate               34%         34%         34%
Computed tax provision
  at statutory rate                          $1,009      $1,554      $1,280
Increases (decreases) resulting from:
  Foreign tax rate differentials                  4           7          (1)
  State taxes net of federal tax benefit         53          94          67
  Foreign tax credits and other                  11        (121)       (162)
Income tax provision in
  the Statement of Income                    $1,077      $1,534      $1,184
----------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transactions for financial reporting and tax purposes. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 1997 and 1996 are as follows:

----------------------------------------------------------------------------
                                                         1997
----------------------------------------------------------------------------
                                        Domestic      Foreign       Foreign
                                         current      current     long-term
----------------------------------------------------------------------------
Assets:
  Pension accruals                        $  214       $    -        $    -
  Inventory basis differences                 31            -             -
  Warranty reserves                          138            -             -
  Other (net)                                 72           27             -
----------------------------------------------------------------------------
                                             455           27             -

Liabilities:
  Prepaid pension                              -          (62)            -
  Property basis differences                   -            -          (156)
----------------------------------------------------------------------------
Net asset (liability)                        455          (35)         (156)
Valuation allowance                         (316)           -             -
----------------------------------------------------------------------------
Net deferred tax asset
  (liability)                             $  139       $  (35)       $ (156)
----------------------------------------------------------------------------

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                         1996
----------------------------------------------------------------------------
                                        Domestic      Foreign       Foreign
                                         current      current     long-term
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
----------------------------------------------------------------------------

The valuation allowance is provided when it is probable that some portion of the deferred tax asset will not be realized.


(5) LONG-TERM DEBT

Long-term debt at September 30, 1997 consisted of bank debt of $513,000, of which current maturities were $235,000 and the balance of $278,000 was long-term, of which $256,000 is due in FY99, and the remaining $22,000 is due in FY2000. There was no long-term debt at September 30, 1996. The debt was for an original term of 3 years from October 1996, secured by a mortgage on the new UK building and is at a variable interest rate, currently 8.7%.

At September 30, 1997 the fair value of the Company's long-term debt approximated its carrying value based on the variable interest rate feature of the debt.


(6) COMMITMENTS AND CONTINGENCIES

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

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 1997 was $238,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 1998 - $173,000; 1999 - $58,000; 2000 -
$58,000; 2001 - $30,000; 2002 - $28,000 and $1,221,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $175,000 in 1997, $176,000 in 1996, and $177,000 in 1995.



 (7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon in accordance with SFAS #87.

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                             1997      1996
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                          $5,606    $4,829
  Nonvested benefits                                           12        15
----------------------------------------------------------------------------
Accumulated benefit obligation                              5,618     4,844
Effect of projected future compensation levels                936       803
----------------------------------------------------------------------------
Projected benefit obligation                                6,554     5,647
Plan assets at fair value                                   7,011     6,074
----------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                                  457       427
Unrecognized net gain                                        (209)     ( 84)
Unrecognized transition amount                               (332)     (291)
----------------------------------------------------------------------------
Prepaid pension cost                                       $ ( 84)   $   52
----------------------------------------------------------------------------

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #87.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   1997      1996      1995
Service costs/benefits earned during
  the period                                     $  306    $  252    $  239
Interest cost on projected benefit
  obligation                                        465       391       343
Actual return on plan assets                       (626)     (441)     (462)
Net amortization and deferred items                  72      ( 43)       18
----------------------------------------------------------------------------
Net pension cost calculated
  in accordance with SFAS #87                    $  217    $  159    $  138
----------------------------------------------------------------------------
Net cost of defined contribution plans           $   17    $   21    $   24
----------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.9% and 5.9%, respectively, and the expected long-term rate of return on assets was 8.0% in 1997, 1996, and 1995.

(8) SEGMENT INFORMATION AND FOREIGN OPERATIONS

Tech/Ops Sevcon's largest customer accounted for 9% of sales in 1997, 9% of sales in 1996, and 10% in 1995.
        Domestic and foreign revenues are composed of sales to unaffiliated customers, with intercompany sales eliminated. Pretax net income for US and foreign segments is stated before unallocated corporate expense.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                                    Identi-
                                                Net      Pretax      fiable
                                              Sales      Income      Assets
Geographic Segments
US          1997                            $10,012     $   851     $ 4,065
            1996                            $11,425     $ 2,269     $ 4,790
            1995                            $ 8,685     $ 1,562     $ 4,104
----------------------------------------------------------------------------
Foreign     1997                             17,297       2,497      11,120
            1996                             15,772       2,893       9,855
            1995                             13,746       2,735       8,877
----------------------------------------------------------------------------
Sub-total   1997                             27,309       3,348      15,185
            1996                             27,197       5,162      14,645
            1995                             22,431       4,297      12,981

Unallocated 1997                                  -        (380)          -
 corporate  1996                                  -        (592)          -
 expense    1995                                  -        (533)          -
----------------------------------------------------------------------------
Total       1997                            $27,309     $ 2,968     $15,185
            1996                            $27,197     $ 4,570     $14,645
            1995                            $22,431     $ 3,764     $12,981
----------------------------------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 10, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.


ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation", "Executive Compensation", "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.


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

(c)      Form 8-K

         None filed during the quarter ended September 30, 1997.

INDEX TO EXHIBITS

 (3)(a) *Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Annual Report for the fiscal year ended September 30, 1994).

 (3)(b) *By-laws of the registrant (incorporated by reference to Exhibit
         (3)(b) to Annual Report for the fiscal year ended
         September 30, 1994).

 (4)(a) *Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).

 (10)(a)*Tech/Ops Sevcon, Inc. 1966 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 File no. 333-02113).

 (10)(b)*Corporate Services Agreement dated September 22, 1994 between Tech/Ops Corporation and the registrant (incorporated by reference to Exhibit (10)(c) to Annual Report for the fiscal year ended September 30, 1994).

 (10)(c)*Liability Assumption and Sharing Agreement dated January 4, 1988 among Tech/Ops, Inc., Tech/Ops Landauer, Inc., and the registrant (incorporated by reference to Exhibit (10)(d) to Annual Report for the fiscal year ended September 30, 1994).

 (10)(d)*Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1994).

 (10)(e) Board resolution terminating Directors' Retirement Plan.

 (11) Calculation of earnings per share and weighted average shares outstanding.

 (13)(a) Market prices of, and dividends paid on, registrant's common stock.

 (13)(b) Selected Financial Data.

 (22) *Subsidiaries of the registrant (incorporated by reference to Exhibit (22) to Annual Report for the fiscal year ended
        September 30, 1993).

 (23)    Consent of Arthur Andersen LLP.

 (27)    Financial Data Schedule.


*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries authorizing securities not exceeding 10% of total assets on a consolidated basis are not filed herewith. The registrant will furnish copies of such instruments to the Securities and Exchange Commission upon request.

Executive Compensation Plans and Arrangements:
Exhibits (10)(a), (10)(b), (10)(d) and (10)(e) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.






                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TECH/OPS SEVCON, INC.

                           By /s/ Matthew Boyle        December 12, 1997
                           -----------------------
                           Matthew Boyle
                           President and Chief
                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                  TITLE                          DATE

/s/ Matthew Boyle          President, Chief Executive     December 12, 1997
--------------------       Officer and Director
Matthew Boyle              (Principal Executive Officer)

/s/ Paul A. McPartlin      Vice President & Chief         December 12, 1997
---------------------      Financial Officer
Paul A. McPartlin          (Principal Financial
                           and Accounting Officer)

/s/ Milton C. Lauenstein   Director                       December 12, 1997
------------------------
Milton C. Lauenstein

/s/ Harold C. Mayer, Jr.   Director                       December 12, 1997
------------------------
Harold C. Mayer, Jr.

/s/ Paul B. Rosenberg      Director                       December 12, 1997
---------------------
Paul B. Rosenberg

/s/ Herbert Roth, Jr.      Director                       December 12, 1997
---------------------
Herbert Roth, Jr.

/s/ Marvin G. Schorr       Director                       December 12, 1997
--------------------
Marvin G. Schorr

/s/ Bernard F. Start       Director                       December 12, 1997
--------------------
Bernard F. Start

/s/ David R. Steadman      Director                       December 12, 1997
--------------------
David R. Steadman

/s/ C. Vincent Vappi       Director                       December 12, 1997
--------------------
C. Vincent Vappi

QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 1996 and 1995 is set out below:
                                        (in thousands except per share data)
----------------------------------------------------------------------------
                                  First   Second    Third   Fourth    Total
                                Quarter  Quarter  Quarter  Quarter     Year
----------------------------------------------------------------------------
1995 Quarters
----------------------------------------------------------------------------
Net sales                       $ 6,197  $ 7,133  $ 6,842  $ 7,137  $27,309

Gross profit                      2,310    2,657    2,012    2,637    9,616

Operating income                    738      955      351      922    2,966

Net income                          465      621      205      600    1,891
----------------------------------------------------------------------------
Net income per share (a)        $   .15  $   .20  $   .07  $   .19  $   .61
----------------------------------------------------------------------------
Average shares (a)                3,090    3,090    3,090    3,093    3,091
----------------------------------------------------------------------------
Cash dividends per share (a)    $   .15  $   .15  $   .15  $   .15  $   .60
----------------------------------------------------------------------------
Common stock price per share (a)
  - High                        $ 16.88  $ 15.50  $ 14.00  $ 13.25   $ 16.88
  - Low                           12.38    12.00    10.00    11.50     10.00
----------------------------------------------------------------------------


1996 Quarters
----------------------------------------------------------------------------
Net sales                       $ 5,798  $ 7,481  $ 7,692  $ 6,226  $27,197

Gross profit                      2,366    3,042    3,113    2,427   10,948

Operating income                    907    1,425    1,436      802    4,570

Net income                          616      944      948      528    3,036
----------------------------------------------------------------------------
Net income per share (a)        $   .20  $   .30  $   .30  $   .17  $   .97
----------------------------------------------------------------------------
Average shares (a)                3,152    3,135    3,145    3,139    3,145
----------------------------------------------------------------------------
Cash dividends per share (a)     $ .125   $ .125   $ .125  $   .15  $  .525
----------------------------------------------------------------------------
Common stock price per share (a)
  - High                        $ 13.00  $ 14.50  $ 22.88  $ 16.88  $ 22.88
  - Low                            9.75    10.50    14.00    12.50     9.75
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
                                     of Year   Expenses    Reserves  of Year
----------------------------------------------------------------------------
For the year ended September 30, 1997:
Allowance for doubtful accounts        $ 150      $  32   $ (24)(a)    $ 158
----------------------------------------------------------------------------
For the year ended September 30, 1996:
Allowance for doubtful accounts        $ 153      $   4   $ ( 7)(b)    $ 150
----------------------------------------------------------------------------
For the year ended September 30, 1995:
Allowance for doubtful accounts        $ 166      $  16   $ (29)(c)    $ 153
----------------------------------------------------------------------------

  (a) Write-off of uncollectible accounts $24
  (b) Accounts collected $5, write-off of uncollectible accounts $2
  (c) Accounts collected $29

                         TECH/OPS SEVCON, INC.                Exhibit 10 (e)



          Resolution of The Board of Directors of Tech/Ops Sevcon, Inc.
                  at a Meeting Held on January 22, 1997.


Upon motions duly made and seconded, it was unanimously:

     Voted to terminate the corporation's Directors' Retirement Plan as of the date of this vote, with no further accrual of benefits thereunder, subject to the following terms and conditions:

  (a) The following directors shall be entitled to receive an annual pension in the amounts set forth below, such amounts representing the benefits accrued as of the date of this vote based upon the directors' fees fixed as of this date, commencing upon retirement of the director and payable for life as provided in the Plan, with an annual death benefit payable for the life of the director's spouse in am amount equal to one-half of the amount payable to the director:

                                    Annual
       Name                         Pension
       ----                         -------
  Harold C. Mayer, Jr.              $6,250
  Herbert Roth, Jr.                  6,250
  C. Vincent Vappi                   6,250
  Milton C. Lauenstein               5,750

  (b) Paul B. Rosenberg shall be entitled to receive an annual pension in the amount of $5,000, commencing on the later of Mr. Rosenberg's retirement or attainment of age 72 and payable for life, with an annual death benefit payable for the life of Mr. Rosenberg's spouse of $2,500, such amount representing his benefits accrued as of the date of this vote increased to recognize his probable future service as a director.

  (c) At his request, Marvin G. Schorr shall not be entitled to receive any benefits under the Plan.

                         TECH/OPS SEVCON, INC.                   EXHIBIT 11

Calculation of Earnings Per Share and Weighted Average Shares Outstanding

             (In thousands, except for per share amounts)

                                             Quarters ended
                                 -----------------------------------  Fiscal
Period ended                     12/31/96  3/31/97  6/30/97  9/30/97   1997
------------                     --------  -------  -------  -------   ----
Net income                         $  465   $  621   $  205   $  600 $1,8910
Primary average shares
  outstanding                       3,090    3,090    3,090    3,093  3,091

Net income per share               $  .15   $  .20   $  .07   $  .19 $  .61



                                             Quarters ended
                                 -----------------------------------  Fiscal
Period ended                     12/31/95   4/2/96   7/2/96  9/30/96   1996
------------                     --------  -------  -------  -------   ----

Net income                         $  616   $  944   $  948   $  528 $3,036
Primary average shares
  outstanding                       3,152    3,135    3,145    3,139  3,145

Net income per share               $  .20   $  .30   $  .30   $  .17 $  .97

A calculation of fully diluted shares outstanding for the above periods indicates an immaterial difference from the net income per share for the years shown above.

                         TECH/OPS SEVCON, INC.               EXHIBIT 13(a)

        Summary of the Market Prices of, and Dividends Paid on,
                   the Company's Common Stock

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's common stock is shown in the table below. All prices have been restated to reflect a two-for-one stock split effective August 28, 1995. At November 20, 1997, there were approximately 600 shareholders of record.

                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
    Fiscal 1997
High                  $17.13     $15.00    $14.13     $13.25    $17.13
Low                    12.37      12.00     10.13      11.50     10.13
Dividend              $  .15     $  .15    $  .15     $  .15    $  .60



                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
    Fiscal 1996
High                  $13.00     $14.50    $22.88     $17.13    $22.88
Low                     9.75      10.50     14.00      12.50      9.75
Dividend              $ .125     $ .125    $ .125     $  .15    $ .525


                         TECH/OPS SEVCON, INC.                EXHIBIT 13(b)

                       Selected Financial Data


A summary of selected financial data for the last five years is shown in the table below:

For the five years ended September 30:      (in 000's except per share data)
                                    1997     1996     1995     1994     1993
                                    ----     ----     ----     ----     ----
Net sales                        $27,309  $27,197  $22,431  $15,835  $14,635
Operating income                   2,966    4,570    3,695    1,985    1,445
Net income                         1,891    3,036    2,580    1,350    1,076
Income per share (a)             $   .61      .97  $   .81  $   .44  $   .34
Dividends per share (a) (b)          .60     .525     .425     .288      .25
Average shares outstanding (a)     3,091    3,036    3,171    3,102    3,194
Stockholders' investment         $ 9,107  $ 9,111  $ 8,125  $ 6,568  $ 5,848
Total assets                     $15,185  $14,645  $12,981  $10,595  $ 9,043
Long-term debt                   $   278       -        -        -        -

(a) Restated to reflect two-for-one stock split effective August 28, 1995.

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

                         TECH/OPS SEVCON, INC.                 EXHIBIT 23



CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorp-oration of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File No. 33-42960 and No. 333-02113.




                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
December 29, 1997