Form 10-Q
period 1997-12-27
TECH OPS SEVCON INC
filed 1998-02-09
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997
                               -----------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 3, 1998
-----------------------------        -------------------------------
Common stock, par value $.10                     3,093,630

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS

                                              Dec 27,       Sept 30,
                                                 1997           1997
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:

    Cash and cash equivalents              $ 1,943,000   $ 2,361,000
    Accounts receivable, less allowances
       of $167,000 at 12/27/97
       and $158,000 at 9/30/97               6,264,000     5,637,000
    Inventories:
       Raw materials                         2,262,000     1,532,000
       Work-in-process                         627,000       903,000
       Finished goods                          910,000       691,000
                                             ---------     ---------
                                             3,799,000     3,126,000
                                             ---------     ---------
            Total current assets            12,006,000    11,124,000
                                             ---------    ----------

Property, plant and equipment, at cost       6,169,000     5,869,000
    Less:  Accumulated depreciation
           and amortization                  3,458,000     3,249,000
                                             ---------     ---------
      Net property, plant
        and equipment                        2,711,000     2,620,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000

Other assets                                        -          6,000
                                             ----------   ----------
                                           $16,152,000   $15,185,000
                                            ==========    ==========




The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

(CAPTION>
                                              Dec 27,       Sept 30,
                                                 1997           1997
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Current portion of long-term debt      $   248,000   $   235,000
    Accounts payable                         2,662,000     1,770,000
    Dividend payable                           464,000       463,000
    Accrued expenses                         2,529,000     2,694,000
    Accrued taxes on income                    496,000       482,000
                                             ---------     ---------
        Total current liabilities            6,399,000     5,644,000
                                             ---------     ---------

Long-term debt, less current portion           223,000       278,000
Deferred taxes on income                       163,000       156,000
                                             ---------     ---------

Stockholders' investment (Note 2)

    Preferred stock                                 -             -
    Common stock                               310,000       310,000
    Treasury stock, at cost                   ( 81,000)     ( 85,000)
    Premium paid in on common stock          3,729,000     3,730,000
    Retained earnings                        5,919,000     5,786,000
    Cumulative translation adjustment         (510,000)     (634,000)
                                            ----------    ----------
       Total stockholders' investment      $ 9,367,000   $ 9,107,000
                                            ----------    ----------
                                           $16,152,000   $15,185,000
                                            ==========    ==========












The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)

                                            Three Months Ended
                                           ---------------------
                                            Dec 27,      Dec 28,
                                               1997         1996
                                           --------     --------
Net sales                               $ 7,049,000  $ 6,197,000

Costs and expenses:
  Cost of sales                           4,262,000    3,887,000
  Selling, general and
    administrative                        1,828,000    1,572,000
                                          ---------    ---------
                                          6,090,000    5,459,000
                                          ---------    ---------
Operating income                            959,000      738,000

Other income (expense), net               (  21,000)   (  21,000)
                                           --------      -------
Income before income taxes                  938,000      717,000

Income taxes                                333,000      252,000
                                            -------      -------
Net income                              $   605,000    $ 465,000
                                            =======      =======
Basic income per share                  $       .20    $     .15
                                                ===          ===
Diluted income per share                $       .19    $     .15
                                                ===          ===














The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                Three Months Ended
                                               ---------------------
                                                Dec 28,      Dec 31,
                                                   1997         1996
                                               --------     --------
Net cash flow from operating activities:
  Net income                                 $  605,000    $ 465,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              117,000      121,000
     Deferred tax provision                       7,000       18,000
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                             (627,000)      38,000
       Inventories                             (673,000)    (321,000)
       Accounts payable                         892,000      151,000
       Accrued compensation and expenses       (200,000)      43,000
       Accrued and deferred taxes on income      49,000       23,000
                                               --------      -------
  Net cash generated from
   operating activities                         176,000      538,000
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                             (126,000)  (1,265,000)
Cash flow from (used by) financing activities:
  Long-term debt incurred on purchase
    of building                                      -       708,000
  Payment of long-term debt                    ( 42,000)          -
  Exercise of stock options                       5,000           -
  Purchase of common stock                     (  9,000)          -
  Dividends paid                               (464,000)    (463,000)
                                               --------      -------
  Net cash used by financing activities        (510,000)     245,000
Effect of exchange rate changes on cash          42,000      116,000
                                                -------     --------
Net increase (decrease) in cash                (418,000)    (366,000)
Opening balance - cash and cash equivalents   2,361,000    2,886,000
                                              ---------    ---------
Ending balance - cash and cash equivalents   $1,943,000   $2,520,000
                                              =========    =========
Supplemental disclosure of cash flow information
   Cash paid for income taxes                 $ 325,000    $ 110,000
   Cash paid for interest                        14,000       10,000
                                                -------      -------
Supplemental disclosure of non-cash
 financing activity: Dividend declared        $ 464,000    $ 463,000
                                                =======      =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 27, 1997

                            (Unaudited)


(1)     Basis of Presentation


     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 27, 1997 and the results of operations and cash flows for the three months ended December 27, 1997 and December 28, 1996.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1997 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended
December 27, 1997 and December 28, 1996 are not necessarily indicative of the results to be expected for the full year.



(2) Cash Dividends


     On December 11, 1997, the Company declared a quarterly dividend of $.15 per share for the first quarter of fiscal 1998, which was paid on January 8, 1998 to stockholders of record on December 26, 1997. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended December 27, 1997

     Sales in the first fiscal quarter ended December 27, 1997 were $7,049,000, compared to $6,197,000 in the same quarter of the previous year, an increase of $852,000, or 14%. All operations reported revenue increases compared to the same period last year. Revenues in the US increased by 15%, mainly due to increased demand in the fork lift truck market. Sales in foreign markets increased by 12%. Despite the recent economic problems in Far Eastern markets, sales to customers headquartered in the Far East were $200,000 higher than last year.

     Gross profit was 39.5% of sales compared to 37.3% in the first quarter of fiscal 1997. Gross profit was $477,000 higher than last year. The increase in gross profit was mainly attributable to higher volumes, lower warranty costs and favorable sales mix. Operating expenses for the quarter were $256,000, or 16% higher than 1997.

     Operating income was $959,000, an increase of $221,000, or 30%, compared to the first quarter of last year. The principal reason for the increase in operating income was higher volumes.

Income before income taxes was $938,000, compared to $717,000 last year, an increase of $221,000, or 31%. Income taxes were 35% of pre-tax income, in line with last year. Primarily due to higher sales, net income increased by $140,000, or 33%, to $605,000. Basic income per share was $.20 compared to $.15 in the first quarter of fiscal 1997.


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


                                          TECH/OPS SEVCON, INC.



Date: February 8, 1998               By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                         Vice President Finance
                                       Principal Financial Officer

EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

                                        Quarter ended 12/27/97
                                        ----------------------
                                                          Per Share
                                      Income     Shares     Amount
                                      ------     ------   ---------
Net income                         $  605,000
Basic income per share                          3,093,000    $ .20
Options outstanding - common stock
  equivalents                                      45,000
                                      -------   ---------      ---
Diluted income per share           $  605,000   3,138,000    $ .19
                                      =======   =========      ===



                                        Quarter ended 12/28/96
                                        ----------------------
                                                          Per Share
                                      Income     Shares     Amount
                                      ------     ------   ---------
Net income                         $  465,000
Basic income per share                          3,090,000    $ .15
Options outstanding - common stock
  equivalents                                      50,000
                                      -------    ---------     ---
Diluted income per share           $  465,000    3,140,000   $ .15
                                      =======    =========     ===