Form 10-Q
period 1998-03-28
TECH OPS SEVCON INC
filed 1998-05-06
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998
                               --------------


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

         Class                       Outstanding at April 28, 1998
-----------------------------        -------------------------------
Common stock, par value $.10                     3,093,630

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS
                           (in thousands)

                                             March 28,       Sept 30,
                                                 1998           1997
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:

    Cash and cash equivalents                 $ 2,030       $ 2,361
    Accounts receivable, less allowances
       of $173 at 3/28/98
       and $150 at 9/30/97                      7,626         5,637
    Inventories:
       Raw materials                            2,265         1,532
       Work-in-process                            716           903
       Finished goods                             606           691
                                                -----         -----
                                                3,587         3,126
                                               ------        ------
            Total current assets               13,243        11,124
                                                -----        ------

Property, plant and equipment, at cost          6,360         5,869
    Less:  Accumulated depreciation
           and amortization                     3,530         3,249
                                                -----         -----
      Net property, plant
        and equipment                           2,830         2,620
                                                -----         -----
Cost of purchased businesses in excess
   of net assets acquired                       1,435         1,435

Other assets                                        0             6
                                                -----    -   ------
                                              $17,508       $15,185
                                               ======        ======

The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT
                           (in thousands)

                                             March 28,       Sept 30,
                                                 1998           1997
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Current portion of long-term debt         $   255       $   235
    Accounts payable                            3,052         1,770
    Dividend payable                              464           463
    Accrued expenses                            2,720         2,694
    Accrued taxes on income                       856           482
                                                -----         -----
        Total current liabilities               7,347         5,644
                                                -----         -----

Long-term debt, less current portion              160           278
Deferred taxes on income                          164           156
                                                -----         -----

Stockholders' investment (Note 2)

    Preferred stock                                -             -
    Common stock                                  310           310
    Treasury stock, at cost                      ( 81)         ( 85)
    Premium paid in on common stock             3,729         3,730
    Retained earnings                           6,386         5,786
    Cumulative translation adjustment            (507)         (634)
                                               ------        ------
       Total stockholders' investment         $ 9,837       $ 9,107
                                               ------        ------
                                              $17,508       $15,185
                                               ======        ======









The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)
                (in thousands except per share data)

                                Three Months Ended  Six Months Ended
                                ------------------  ----------------
                                 March 28 March 29  March 28 March 29
                                    1998     1997      1998     1997
                                 -------   ------   -------   ------
Net sales                        $ 8,625  $ 7,133   $15,674  $13,330

Costs and expenses:
  Cost of sales                    5,249    4,476     9,511    8,363
  Selling, general and
    administrative                 1,916    1,702     3,744    3,274
                                   -----    -----     -----    -----
                                   7,165    6,178    13,255   11,637
                                   -----    -----     -----    -----
Operating income                   1,460      955     2,419    1,693

Other income/(expense), net       (   17)  (    9)   (   38)  (   30)
                                    ----     ----     -----      ---
Income before income taxes         1,443      946     2,381    1,663

Income taxes                         513      325       846      577
                                   -----      ---     -----      ---
Net income                       $   930    $ 621    $1,535   $1,086
                                   =====      ===     =====    =====

Basic income per share             $ .30    $ .20     $ .50    $ .35
                                     ===      ===       ===      ===

Diluted income per share           $ .30    $ .20     $ .49    $ .35
                                     ===      ===       ===      ===


Cash dividends per share          $  .15   $  .15     $ .30    $ .30
                                    ====      ===       ===      ===











The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                  Six Months Ended
                                               ---------------------
                                                Mar 28,      Mar 29,
            (in thousands)                         1998         1997
                                               --------     --------
Net cash flow from operating activities:
  Net income                                     $1,535       $1,086
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                  179          210
     Deferred tax provision                           8            9
     Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
       Receivables                               (1,989)      (  786)
       Inventories                                 (461)           8
       Accounts payable                           1,282          124
       Accrued compensation and expenses           (  9)        ( 26)
       Accrued and deferred taxes on income         409         ( 23)
       Other assets                                   6           12
                                                   ----          ---
  Net cash generated from operating activities      960          614
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                               (  292)      (1,498)
                                                  -----        -----
Cash flow used by financing activities:
  Long-term debt incurred on purchase of building    -           704
  Payment of long-term debt                        ( 98)        ( 77)
  Exercise of stock options                           5           -
  Purchase of common stock                         (  9)          -
  Dividends paid                                   (927)        (926)
                                                  -----        -----
  Net cash used by financing activities          (1,029)      (  299)
Effect of exchange rate changes on cash              30       (    1)
                                                  -----        -----
Net (decrease) in cash                           (  331)      (1,184)
Opening balance - cash and cash equivalents       2,361        2,886
                                                  -----        -----
Ending balance - cash and cash equivalents       $2,030       $1,702
                                                  =====        =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $ 535        $ 604
   Cash paid for interest                            29           21
                                                    ---          ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $ 464        $ 464
                                                    ===          ===

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - March 28, 1998

                            (Unaudited)


(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 28, 1998 and the results of operations and cash flows for the three months and six months ended March 28, 1998 and March 29, 1997.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1997 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 28, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year.



(2) Cash Dividends


     On March 5, 1998, the Company declared a quarterly dividend of $.15 per share for the second quarter of fiscal 1998, which was paid on April 2, 1998 to stockholders of record on March 18, 1998. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 28, 1998

     Sales in the second fiscal quarter ended March 28, 1998 were $8,625,000, compared to $7,133,000 in the same quarter of the previous year, an increase of $1,492,000, or 21%. All operations reported revenue increases compared to the same period last year. Revenues in the second quarter were an all-time record. Revenues in the US increased by 11%, mainly due to increased demand in the fork lift truck market. Sales in foreign markets increased by 26%. The sales growth in foreign markets was to both fork lift truck and aerial lift customers.

     Gross profit was 39.1% of sales compared to 37.2% in the second quarter of fiscal 1997. Gross profit was $719,000 higher than last year. The increase in gross profit was mainly attributable to higher volumes, and lower material costs. Operating expenses for the quarter were $214,000, or 13%, higher than in 1997.

     Operating income was $1,460,000, an increase of $505,000, or 53% compared to the second quarter of last year. The principal reason for the increase in operating income was higher volumes.

Income before income taxes was $1,443,000, compared to $946,000 last year, an increase of $497,000, or 53%. Income taxes were 35.6% of pre-tax income, compared to 34.4% last year, mainly due to higher foreign tax rates. Primarily due to higher sales, net income increased by $309,000, or 50%, to $930,000. Basic and fully diluted income per share was $.30 compared to $.20 in the second quarter of fiscal 1997.


Six months ended March 28, 1998

     Sales in the first six months of fiscal 1998 were $15,674,000, compared to $13,300,000 in the same period last year, an increase of $2,344,000, or 18%. Revenues were higher than last year in all business units. Revenues in the US increased by $628,000,or 13%, mainly due to increased demand in the fork lift truck market. Sales in foreign markets increased by $1,716,000, or 20%, with increased sales to both fork lift truck and aerial lift markets.

     Gross profit was 39.3% of sales compared to 37.3% in 1997.
Gross profit increased by $1,196,000 compared to the first six months of last year. The higher gross profit was mainly attributable to increased volumes, and lower material costs. Operating expenses for the six month period were $3,744,000, an increase of $470,000, or 16%, compared to last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (continued):

     Operating income for the first half year was $2,419,000, an increase of $726,000, or 43% compared to last year. Increased sales volumes was the main reason for the increase in operating income.

Income before income taxes was $2,381,000, compared to $1,663,000 last year, an increase of $718,000, or 43%. Income taxes were 35.5% of pre-tax income, compared to 34.7% last year, mainly due to higher foreign tax rates. Net income was $1,535,000, an increase of $449,000, or 41%, compared to the same period last year. Basic income per share was 43% higher than last year at $.50 per share compared to $.35 per share in 1997. Fully diluted net income was $.49 per share, an increase of 41% compared to 1997.


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

                      TECH/OPS SEVCON, INC.


                   PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 28, 1998, the shareholders voted to re-elect as directors for three year terms the following persons: Marvin G. Schorr and David R. Steadman. Dr. Schorr received 2,738,682 votes for and 27,326 withheld, and Mr. Steadman received 2,737,702 votes for and 28,306 withheld. The shareholders also voted to approve the 1998 Director Stock Option Plan by a vote of 2,534,466 for, 159,797 against, and 71,744 withheld.



Item 6.   Exhibits and Reports on Form 8-K

    (a)     Exhibits filed with this report.

            (10) Director Stock Option Plan
            (11) Calculation of Earnings Per Share
            (27) Financial Data Schedule (EDGAR Filing only)


    (b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter for which this report is filed.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: May 6, 1998                  By:   /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer

                                                           EXHIBIT 10

                     TECH/OPS SEVCON, INC.
                1998 DIRECTOR STOCK OPTION PLAN


                      I.  INTRODUCTION

     1.1 Purposes. The Purposes of the 1998 Director Stock Option Plan (the Plan) of Tech/Ops Sevcon, Inc., a Delaware corporation ("The Company"), and its subsidiaries from time to time (individually a "Subsidiary" and collectively the "Subsidiaries"), are to align the interests of the Company's stockholders and the recipients of options under this Plan by increasing the proprietary interest of such recipients in the Company's growth and success and to advance the interests of the Company by attracting and retaining well-qualified persons who are not employees of the Company for service as directors of the Company. For purposes of this Plan, references to service on behalf of the Company shall also mean service on behalf of a Subsidiary.

     1.2 Administration. This Plan shall be administered by a committee (the "Committee") designated by the Board of Directors of the Company (the "Board") consisting of two or more members of the Board.

     The Committee shall, subject to the terms of the Plan, interpret this Plan and the application thereof and establish rules and regulations it deems necessary or desirable for the administration of this Plan. All such interpretations, rules and regulations shall be conclusive and binding on all parties. Each option hereunder shall be evidenced by a written agreement (an "Agreement") between the Company and the optionee setting forth the terms and conditions applicable to such option. The Committee shall determine the form of the Agreement.

     No member of the Board of Directors or the Committee shall be liable for any act, omission, interpretation, construction or determination made in connection with this Plan in good faith, and the members of the Board of Directors and the Committee shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including attorneys' fees) arising therefrom to the full extent permitted by law (except as otherwise may be provided in the Company's Certificate of Incorporation and/or Bylaws) and under any directors' and officers' liability insurance that may be in effect from time to time.

     A majority of the Committee shall constitute a quorum. The acts of the Committee shall be either (a) acts of a majority of the members of the Committee present at any meeting at which a quorum is present or (b) acts approved in writing by all of the members of the Committee without a meeting.

     1.3 Eligibility. Each member of the Board of Directors of the Company who is not an employee, either full-time or part-time, of the Company or a Subsidiary (a "Non-Employee Director") shall be eligible to participate in this Plan and receive a grant of options to purchase shares of Common Stock (as defined in Section 1.4) in accordance with Section II.

     1.4  Shares Available.  Subject to adjustment as provided in
Section 3.6, 50,000 shares of the common stock, par value $ .10 per share, of the Company ("Common Stock"), shall be available for grants of options under this Plan. To the extent that shares of Common Stock subject to an outstanding option are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such option or by reason of the delivery of shares of Common Stock to pay all or a portion of the exercise price of such option, then such shares of Common Stock shall again be available under the Plan.

      Shares of Common Stock to be delivered under this Plan shall be made available from authorized and unissued shares of Common Stock, or authorized and issued shares of Common Stock reacquired and held as treasury shares or otherwise or a combination thereof.


                    II.  STOCK OPTIONS

     2.1 Grants of Stock Options. Each Non-Employee Director shall be granted a non-qualified stock option to purchase 5,000 shares of Common Stock at a purchase price per share equal to the Fair Market Value of the Common Stock on the date of grant of such option, as follows:

     (a) to each person on the date of the 1998 annual meeting of stockholders of the Company who is a Non-Employee Director immediately thereafter;

     (b)  to each person upon first election as a Non-Employee
Director after the 1998 annual meeting; and

     (c) to each person upon first becoming a Non-Employee Director as result of retirement from the Company on a date approved by the Board in its sole discretion.

     "Fair Market Value" shall mean the average of the high and low transaction prices of a share of Common Stock as reported on The American Stock Exchange on the date as of which such value is being determined or, if the Common Stock is not listed on The American Stock Exchange, the average of the high and low transaction prices of a share of Common Stock on the principal national stock exchange on which the Common Stock is traded on the date as of which such value is being determined, or, if there shall be no reported transactions on such date, on the next preceding date for which transactions were reported; provided, however, that if Fair Market Value for any date cannot be determined as above provided, Fair Market Value shall be determined by the Committee by whatever means of method as the Committee, in the good faith exercise of its discretion, shall at such time deem appropriate.

     2.2 Option Period and Exercisability. Except as otherwise provided herein, each option granted under this Article II shall become exercisable for up to 500 shares of Common Stock on the first anniversary of its date of grant, and up to an additional 500 shares on each anniversary thereafter, all on a cumulative basis. Subject to Sections 2.4 and 2.5, each option granted under this Article II shall expire 90 days after the tenth anniversary of its date of grant. An option may be exercised in whole or in part only for whole shares of Common Stock.

     2.3 Method of Exercise. An option may be exercised (I) by giving written notice to the Company specifying the number of whole shares of Common Stock to be purchased and accompanied by payment therefor in full (or arrangement made for such payment to the Company's satisfaction) either (A) in cash, (B) by delivery of previously owned whole shares of Common Stock (which the optionee has held for at least six months prior to the delivery of such shares or which the optionee purchased on the open market and for which the optionee has good title, free and clear of all liens and encumbrances) having a Fair Market Value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, (C) in cash by a broker-dealer acceptable to the Company to whom the optionee has submitted an irrevocable notice of exercise or (D) a combination of (A) and (B), in each case to the extent set forth in the Agreement relating to the option and (ii) by executing such documents as the Company may reasonably request. The Committee shall have sole discretion to disapprove of an election pursuant to any clauses (B)-(D). Notwithstanding the foregoing, the Committee shall also have discretion to permit payment to be made, in whole or in part, by a full-recourse note or in installments at such time and upon such terms as the Committee may approve; provided, however, that in the case of payment by any such note or installments, certificates for any shares of Common Stock issued in respect thereof shall contain such legend, if any, as may be required by, and shall otherwise be subject to the provisions of, the laws of the state of incorporation of the Company relating to the issuance of shares on such terms. Any fraction of a share of Common Stock which would be required to pay such purchase price shall be disregarded and the remaining amount due shall be paid in cash by the optionee. No certificate representing Common Stock shall be delivered until the full purchase price therefor has been paid.

     2.4 Termination of Directorship. Subject to Section 3.6, if the holder of an option granted under this Article II shall cease to be a member of the Board for any reason, each such option held by such optionee shall be exercisable only to the extent that such option is exercisable on the effective date of such holder's ceasing to be a member of the Board and may thereafter be exercised by such optionee (or such optionee's executor, administrator, legal representative, beneficiary or similar person) until and including the earliest to occur of (i) the date which is one year after the date such optionee ceased to be a member of the Board and (ii) the expiration date of the term of such option.

     2.5 Death Following Termination of Directorship. If the holder of an option granted under this Article II dies during the one year period following the date on which such optionee ceased to be a member of the Board, each such option held by such hold shall be exercisable only to the extent that such option is exercisable on the date of the holder's death and may thereafter be exercised by such holder's executor, administrator, legal representative, beneficiary or similar person) until and including the earliest to occur of (i) the date which is one year after the date of death and (ii) the expiration date of the term of such option; provided, however, that in the event that the date of death is less than six months prior to such expiration date, such holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, shall have not less than six months from the date of death to so exercise such option.


                       III.  General

     3.1 Effective Date. Subject to the approval of the stockholders of the Company, this Plan shall be effective on January 28, 1998.

     3.2 Amendment. The Board may amend, suspend, or terminate this Plan at any time, subject to such stockholder approval as the Board determines to be necessary or desirable to comply with any tax or regulatory requirements.

     3.3 Non-Transferability. No option hereunder shall be transferable other than (a) by will or the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or (b) as otherwise permitted by the Committee.

     3.4 Restrictions on Shares. Each option hereunder shall be subject to the requirement that if at any time the Company determines that the listing, registration or qualification of the shares of

Common Stock subject to such option upon any securities exchange or under any law, or the consent or approval of any governmental body, or the taking of any other action is necessary or desirable as a condition of, or in connection with, the purchase or delivery of shares thereunder, such shares shall not be purchased or delivered unless such listing registration, qualification, consent, approval or other action shall have been effected or obtained, free of any conditions not acceptable to the Company. The Company may require that certificates evidencing shares of Common Stock delivered pursuant to any option hereunder bear a legend indicating that the sale, transfer or other disposition thereof by the holder is prohibited except in compliance with the Securities Act of 1933, as amended, and the rules and regulations thereunder.

     3.5 Adjustment. In the event of any stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off or other similar change in capitalization or event, or any distribution to holders of Common Stock other than a regular cash dividend, the number and class of securities available under this Plan, the number and class of securities subject to each outstanding option and the number and class of securities to vest annually, the purchase price per security, and the number of securities subject to each option to be granted to Non-Employee Directors pursuant to Article II shall be appropriately adjusted by the Committee, provided that the number of shares subject to outstanding options shall always be a whole number.


     3.6  Change in Control.

     (a) Notwithstanding any provision in the Plan or any Agreement, in the event of a Change in Control, all outstanding options shall immediately be exercisable in full.


(b)  "Change in Control" shall mean:

     (i) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of 50% or more of either (A) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); excluding, however the following: (1) any acquisition directly from the Company (excluding any acquisition resulting from the exercise of an exercise, conversion or exchange privilege unless the security being so exercised, converted or exchanged was acquired directly from the Company), (2) any acquisition by the Company, (3) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (4) any acquisition by any corporation pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iii) of this
Section 3.6(b); provided further, that for purposes of clause (2), if any Person (other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company ) shall become the beneficial owner of 50% or more of the Outstanding Company Common Stock or 50% or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company, and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Company Voting Securities and such beneficial ownership is publicly announced, such additional beneficial ownership shall constitute a Change in Control;

     (ii) individuals who, as of January 28, 1998, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided that any individual who becomes a director of the Company subsequent to such date whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed a member of the Incumbent Board; and provided further, that any individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall not be deemed a member of the Incumbent Board;

     (iii) consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Corporate Transaction"); excluding, however, a Corporate Transaction pursuant to which (A) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of common stock, and the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from the Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such

Corporate Transaction, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (other than: the Company; any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; the corporation resulting from such Corporate Transaction; and any Person which beneficially owned, immediately prior to such Corporate Transaction, directly or indirectly, 35% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) will beneficially own, directly or indirectly, 35% or more of, respectively, the outstanding shares of common stock of the corporation resulting from such Corporate Transaction or the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors and (C) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the board of directors of the corporation resulting from such Corporate Transaction; or

     (iv) approval by the stockholders of the Company of a plan of complete liquidation or dissolution of the Company.

     3.7 No Right of Continued Service. Neither this Plan nor any option granted hereunder shall confer upon any person any right to continued services as a director of the Company, any Subsidiary or any affiliate of the Company.

     3.8 Rights as Stockholder. No person shall have any right as a stockholder of the Company with respect to any shares of Common Stock which are subject to an option hereunder until such person becomes a stockholder of record with respect to such shares of Common Stock.

     3.9 Designation of Beneficiary. Each optionee may file with the Committee a written designation of one or more persons as such optionee's beneficiary or beneficiaries (both primary and contingent) in the event of the optionee's death. To the extent an outstanding option granted hereunder is exercisable, such beneficiary or beneficiaries shall be entitled to exercise such option.

     Each beneficiary designation shall become effective only when filed in writing with the Committee during the optionee's lifetime on a form prescribed by the Committee. The spouse of a married optionee domiciled in a community property jurisdiction shall join in any designation of a beneficiary other than such spouse. The filing with the Committee of a new beneficiary designation shall cancel all previously filed beneficiary designations.

     If an optionee fails to designate a beneficiary, or if all designated beneficiaries of an optionee predecease the optionee, then each outstanding option hereunder held by such optionee, to the extent exercisable, may be exercised by such optionee's executor, administrator, legal representative or similar person.

     3.10 Governing Law. This Plan and each option hereunder shall be governed by the laws of the State of Delaware and construed in accordance therewith without giving effect to principles of conflicts of laws.

                                                           EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)

                                Three Months Ended  Six Months Ended
                                ------------------  ----------------
                                  Mar 28   Mar 29    Mar 28   Mar 29
                                    1998     1997      1998     1997
                                 -------   ------   -------   ------
Net income                          $  930  $  621    $1,535  $1,086
Basic income per share              $  .30  $  .20    $  .50  $  .35

Average shares outstanding           3,094   3,090     3,094   3,090


Options outstanding - common stock
  equivalents                           45      29        45      39

Average common and common equivalent
  shares outstanding                 3,139   3,119     3,139   3,129

Diluted income per share            $  .30   $ .20    $  .49   $  .35
                                       ===     ===       ===      ===