Form 10-Q
period 1998-06-27
TECH OPS SEVCON INC
filed 1998-08-11
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998


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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at August 7, 1998
-----------------------------        -------------------------------
Common stock, par value $.10                     3,105,373

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS

                           (in thousands)

                                              June 27,       Sept 30,
                                                 1998           1997
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:

    Cash and cash equivalents                 $ 2,848       $ 2,361
    Accounts receivable, less allowances
       of $158 at 6/27/98
       and $150 at 9/30/97                      6,914         5,637
    Inventories:
       Raw materials                            2,006         1,532
       Work-in-process                            745           903
       Finished goods                             526           691
                                                -----         -----
                                                3,277         3,126
                                               ------        ------
            Total current assets               13,039        11,124
                                                -----        ------

Property, plant and equipment, at cost          6,372         5,869
    Less:  Accumulated depreciation
           and amortization                     3,634         3,249
                                                -----         -----
      Net property, plant
        and equipment                           2,738         2,620
                                                -----         -----
Cost of purchased businesses in excess
   of net assets acquired                       1,435         1,435

Other assets                                        0             6
                                                -----        ------
                                              $17,212       $15,185
                                               ======        ======


The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                           (in thousands)

                                              June 27,       Sept 30,
                                                 1998           1997
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Current portion of long-term debt         $    -        $   235
    Accounts payable                            2,581         1,770
    Dividend payable                              466           463
    Accrued expenses                            2,830         2,694
    Accrued taxes on income                       848           482
                                                -----         -----
        Total current liabilities               6,725         5,644
                                                -----         -----

Long-term debt, less current portion               -            278
Deferred taxes on income                          162           156
                                                -----         -----

Stockholders' investment (Note 2)

    Preferred stock                                -             -
    Common stock                                  311           310
    Treasury stock, at cost                        -           ( 85)
    Premium paid in on common stock             3,743         3,730
    Retained earnings                           6,832         5,786
    Cumulative translation adjustment            (561)         (634)
                                               ------        ------
       Total stockholders' investment         $10,325       $ 9,107
                                               ------        ------
                                              $17,212       $15,185
                                               ======        ======









The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.

                 Consolidated Statement of Income

                         (Unaudited)

                (in thousands except per share data)

                                Three Months Ended  Nine Months Ended
                                ------------------  -----------------
                                  June 27  June 28   June 27  June 28
                                    1998     1997      1998     1997
                                 -------   ------   -------   ------
Net sales                        $ 8,472  $ 6,842   $24,146  $20,172

Costs and expenses:
  Cost of sales                    5,151    4,830    14,662   13,193
  Selling, general and
    administrative                 1,802    1,661     5,546    4,935
                                   -----    -----    ------   ------
                                   6,953    6,491    20,208   18,128
                                   -----    -----    ------   ------
Operating income                   1,519      351     3,938    2,044

Other income/(expense), net           52   (   34)       14   (   64)
                                   -----    -----     -----    -----
Income before income taxes         1,571      317     3,952    1,980

Income taxes                         569      112     1,415      689
                                   -----      ---     -----    -----
Net income                       $ 1,002    $ 205    $2,537   $1,291
                                   =====      ===     =====    =====

Basic income per share             $ .32    $ .07     $ .82    $ .42
                                     ===      ===       ===      ===

Diluted income per share           $ .32    $ .07     $ .81    $ .41
                                     ===      ===       ===      ===


Cash dividends per share          $  .15   $  .15     $ .45    $ .45
                                    ====      ===       ===      ===









The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                  Nine Months Ended
                                                 -------------------
                                                  June 27,   June 28,
            (in thousands)                           1998       1997
                                                 --------   --------
Net cash flow from operating activities:
  Net income                                       $2,537     $1,291
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    351        311
     Deferred tax provision                             6         13
     Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
       Receivables                                 (1,277)    (  161)
       Inventories                                   (151)       220
       Accounts payable                               811        405
       Accrued compensation and expenses              101        130
       Accrued and deferred taxes on income           401     (  154)
       Other assets                                     6         12
                                                    -----      -----
  Net cash generated from operating activities      2,785      2,067
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                 (  403)    (1,659)
                                                    -----      -----
Cash flow used by financing activities:
  Long-term debt incurred on purchase of building      -         704
  Payment of long-term debt                        (  513)    (  120)
  Exercise of stock options                            72         27
  Purchase of common stock                         (   71)    (   31)
  Dividends paid                                   (1,391)    (1,390)
                                                    -----      -----
  Net cash used by financing activities            (1,903)    (  810)
Effect of exchange rate changes on cash                 8         25
                                                    -----      -----
Net increase/(decrease) in cash                       487     (  377)
Opening balance - cash and cash equivalents         2,361      2,886
                                                    -----      -----
Ending balance - cash and cash equivalents         $2,848     $2,509
                                                    =====      =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                      $1,051      $ 876
   Cash paid for interest                              38         21
                                                      ---        ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                                $ 466      $ 463
                                                      ===        ===

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - June 27, 1998

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 27, 1998 and the results of operations and cash flows for the three months and nine months ended June 27, 1998 and June 28, 1997.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1997 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Financial Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively.

     The Company does not hold any derivative instruments or engage in hedging activities and therefore the impact of adopting Statement 133 is expected to be immaterial. The Company plans to adopt
Statement 133 on October 1, 1998, the start of the next fiscal year.

     The results of operations for the three-month and nine-month periods ended June 27, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On June 5, 1998, the Company declared a quarterly dividend of $.15 per share for the third quarter of fiscal 1998, which was paid on July 2, 1998 to stockholders of record on June 18, 1998. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

                     TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 27, 1998

     Sales in the third fiscal quarter ended June 27, 1998 were $8,472,000, compared to $6,842,000 in the same quarter of the previous year, an increase of $1,630,000, or 24%. Revenues in the US increased by 20%, mainly due to increased demand across all main market segments. Sales in foreign markets increased by 26%. The sales growth in foreign markets was to both fork lift truck and aerial lift markets.

     Gross profit was 39.2% of sales compared to 29.4% in the third quarter of fiscal 1997. In the third quarter of last year the company recorded a charge of $600,000 to reflect the costs of product improvement and changes in the organization. Over 95% of this charge was reflected in cost of sales. Prior to this charge, the gross profit percentage in last year's third quarter was 38%. The increase in gross profit percentage, after adjusting for the charge, was mainly attributable to higher volumes, and to lower material costs. Operating expenses for the quarter were $141,000, or 8%, higher than in 1997.

     Operating income was $1,519,000, an increase of $1,168,000 compared to the third quarter of last year. A significant portion of this increase was due to the $600,000 charge for product improvement and changes in the organization recorded last year. The remaining increase of $568,000, or 60%, was mainly due to higher volumes and lower material costs. This was an all-time record for quarterly operating income. Other income was $52,000, compared to other expense of $34,000 last year, this improvement was mainly due to foreign currency translation gains.

Income before income taxes was $1,571,000, compared to $317,000 last year, an increase of $654,000, or 71%, after adjusting for the $600,000 charge last year. Income taxes were 36.2% of pre-tax income, compared to 35.3% last year, mainly due to higher foreign tax rates. Net income for the quarter was an all-time record at $1,002,000, or $.32 per share. On a comparable basis, after adjusting for the pre-tax charge in 1997 of $.13 per share, both basic and fully diluted net income per share increased by $.12 per share, or 60%.

                           TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (continued):

Nine months ended June 27, 1998

     Sales in the first nine months of fiscal 1998 were $24,146,000, compared to $20,172,000 in the same period last year, an increase of $3,974,000, or 20%. Revenues in the US increased by $1,116,000,or 16%, mainly due to increased demand in the fork lift truck and aerial lift markets. Sales in foreign markets increased by $2,858,000, or 22%, with higher sales to both fork lift truck and aerial lift markets, but lower sales of capacitors.

      Gross profit was 39.3% of sales compared to 34.6% in 1997, or 37.5% after adjusting for the impact of the $600,000 charge recorded in the third quarter of fiscal 1997. The improvement in gross profit percentage was mainly attributable to increased volumes, and lower material costs. Operating expenses for the six month period were $5,546,000, an increase of $611,000, or 12%, compared to last year.

      Operating income for the first nine months was $3,938,000, compared to $2,044,000 last year, an increase of $1,294,000, or 49%, after adjusting for the $600,000 charge last year. An increase in sales volumes of 20% and reduced material costs were the main reasons for this increase in operating income.

      Income before income taxes was $3,952,000, compared to $1,980,000 last year, an increase of $1,372,000, or 53% after adjusting for the impact of the $600,000 charge on last year's results. Income taxes were 35.8% of pre-tax income, compared to 34.8% last year, mainly due to higher foreign tax rates.

      Net income was $2,537,000, an increase of $1,246,000, or 97%, compared to the same period last year. Basic income per share was 95% higher than last year at $.82 per share compared to $.42 per share in 1997. Fully diluted net income was $.81 per share, an increase of 96% compared to 1997. After adjusting for the impact of the charge for product improvement and changes in the organization in 1997 of $.13 per share, basic net income increased by $.27 per share, or 49%.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $466,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

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


                                          TECH/OPS SEVCON, INC.



Date: August 10, 1998                By: /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer

                                                           EXHIBIT 11

                         TECH/OPS SEVCON, INC.

Calculation of Earnings Per Share and Weighted Average Shares
Outstanding

(In thousands, except for per share amounts)

                                Three Months Ended  Nine Months Ended
                                ------------------  -----------------
                                  Jun 27   Jun 28    Jun 27   Jun 28
                                    1998     1997      1998     1997
                                 -------   ------   -------   ------
Net income                          $1,002  $  205    $2,537  $1,291
Basic income per share              $  .32  $  .07    $  .82  $  .42

Average shares outstanding           3,103   3,090     3,099   3,090


Options outstanding - common stock
  equivalents                           44      48        44      47

Average common and common equivalent
  shares outstanding                 3,147   3,138     3,143   3,137

Diluted income per share            $  .32   $ .07    $  .81  $  .41
                                       ===     ===       ===     ===