Form 10-K
period 1998-09-30
TECH OPS SEVCON INC
filed 1998-12-28
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934

         For the transition period from              to

                     Commission File Number 1-9789

                          TECH/OPS SEVCON, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Delaware                                     04-2985631
 ------------------------------                 ----------------------
 State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                 Identification Number)

                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
            -----------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

         Registrant's Area Code and Telephone Number (617) 523-2030

         Securities registered pursuant to Section 12(b) of the Act:

                                                      (Name of Exchange
       (Title of Each Class)	                        (on Which Registered)
--------------------------------------             -----------------------
Common stock, par value $.10 Per Share             American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of November 25, 1998, 3,107,873 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $33,500,000.

Documents incorporated by reference: Proxy Statement for Annual Meeting of Stockholders - January 27, 1999 - Items 10, 11, 12 and 13.

                                 INDEX

ITEM
----------------------------------------------------------------------------
PART I                                                                  PAGE
1.  BUSINESS
      General description ................................................ 3
      Marketing and sales ................................................ 3
      Patents ............................................................ 3
      Backlog ............................................................ 3
      Raw materials ...................................................... 3
      Competition ........................................................ 3
      Research and development ........................................... 4
      Environmental regulations .......................................... 4
      Employees and labor relations ...................................... 4
2.  PROPERTIES ........................................................... 4
3.  LEGAL PROCEEDINGS .................................................... 4
4.  SUBMISSION OF MATTERS TO A VOLE OF SECURITY HOLDERS .................. 5
    EXECUTIVE OFFICERS OF THE REGISTRANT ................................. 5

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS . 5
6.  SELECTED FINANCIAL DATA .............................................. 5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS ................................................ 6
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........... 8
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets ........................................ 9
      Consolidated Statements of Income ................................. 11
      Consolidated Statements of Comprehensive Income ................... 11
      Consolidated Statements of Stockholders' Investment ............... 12
      Consolidated Statements of Cash Flows ............................. 14
      Notes to Consolidated Financial Statements ........................ 16
      Report of Independent Public Accountants .......................... 25
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE .............................................. 26

PART III
10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................. 26
11.  EXECUTIVE COMPENSATION ............................................. 26
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..... 26
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 26

PART IV
14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
       Exhibits ......................................................... 26
       Financial statements and schedules ............................... 26
       Form 8-K ......................................................... 26
       Signatures of registrant and directors ........................... 29

SCHEDULES
II RESERVES ............................................................. 31

Schedules other than the one referred to above have been omitted as inappli-cable or not required, or the information is included elsewhere in financial statements or the notes thereto.

                                    PART I

ITEM 1 BUSINESS

General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic con-troller business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, and France, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equip-ment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics ap-plications.

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $11,321,000, $10,012,000 and $11,425,000, in 1998,
1997 and 1996, respectively, which accounted for approximately 36%, 37% and 42%, respectively, of total sales. Approximately 51% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East.

Patents

The Company believes that its business is not dependent on patent protection however, the Company has applied for patents on two new product ranges. Rather, it is primarily dependent upon the Company's technical competence, the quality of its products, and its prompt and responsive service perform-ance. However, the rights to inventions of employees working for Tech/Ops Sevcon are assigned to the Company.

Backlog

Tech/Ops Sevcon's backlog at September 30, 1998 was $4,441,000 compared to $4,454,000 in September 1997, and $4,045,000 in September 1996.

Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materi-als. The Company has many sources for most of such components and materials and produces certain of these items internally. The Company believes that its sources and availability of its raw materials are adequate.

Competition

In the United States, the Company competes primarily with a division of the General Electric Company, which has a significant share of the market and with Curtis Instruments, Inc., a privately held company. Overseas, Tech/Ops Sevcon has several international competitors, including General Electric Company and Curtis Instruments, as well as a number of small competitors that operate only in local markets. In addition, several large manufacturers of fork lift trucks make their own controllers, although their product is generally for internal use only. The Company differentiates itself from its competitors principally by technical innovation and its willingness to cus-tomize products for specific applications. The Company believes that it is one of the largest independent suppliers of such devices outside of the United States.

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $1,973,000 in 1998 compared to $1,798,000 in 1997 and $1,579,000 in 1996.
Expenditure increased by 10% in 1998.

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

Employees and labor relations

As of September 30, 1998, the Company employed 281 full-time employees, of whom 31 were in the United States, 242 were in the United Kingdom, 6 were in France, and 2 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.


ITEM 2 PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Bur-lington, Massachusetts, under a lease expiring in 2003, with both parties able to give 12 months notice to terminate. The building is used for the manufacture of electronic controllers, together with sales and service of-fices. The United Kingdom electronic controller business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. 5,000 square feet of space is also rented near Paris, France under a lease expiring in 2000. The capacitor subsidiary of the Com-pany owns a 9,000 square foot building, built in 1981, in Wrexham, Wales.

The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.


ITEM 3 LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer     Age     Position
----------------------------------------------------------------------------
Matthew Boyle        36     President & Chief Executive Officer

Paul A. McPartlin    53     Vice President & Chief Financial Officer

Paul B. Rosenberg    66     Treasurer
----------------------------------------------------------------------------

All officers serve until the next annual meeting and until their successors are elected and qualified. All officers have served in their present posi-tions for more than 5 years, except for Mr. Boyle who was appointed Vice President and Chief Operating Officer on November 5, 1996 and President and Chief Executive Officer on November 13, 1997. From 1994, until he joined the Company in November 1996, Mr. Boyle was the General Manager of the Regu-lateurs Europa business of GEC Alsthom in Colchester, England. Prior to that Mr. Boyle was General Manager of the Scottish Strategic Business Unit of Honeywell Control Systems Ltd. Mr. McPartlin has been the Financial Director of the Company's UK operations for more than five years. Mr. Rosenberg is President and CEO of Tech/Ops Corporation, a consulting firm.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.



                              PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange un-der the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table on page 21 of the Company's Annual Report to Shareholders for 1998 which is incorporated herein by ref-erence. At November 25, 1998, there were approximately 370 shareholders of record.


ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last ten years is shown on page 1 of the Company's Annual Report to Stockholders accompanying this report on Form 10-K and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A) Results of Operations

1998 compared to 1997

Sales in fiscal 1998 were an all-time record at $31,519,000, an increase of $4,210,000, or 15% compared to last year. Foreign currency fluctuations had a minimal impact on reported sales in 1998. Price increases accounted for approximately $500,000 of the increase in sales, with the remaining 14% due to higher physical volumes.

Sales in the United States increased by $1,309,000, or 13%, mainly due to increased shipments to the fork lift truck and aerial lift markets. Market conditions in the US mining market continued at a low level. In other mar-kets, mainly Europe and the Far East, which accounted for 64% of revenues, sales increased by 17% mainly due to better conditions in the fork lift truck and aerial lift markets. The economic turmoil in the Far East during 1998 had a minimal impact on sales and profits as much of the Company's business with customers headquartered there was destined for European mar-kets. The markets served by ICW Ltd., the capacitor business based in the UK, continued to be difficult, with sales down by 7% compared to 1997.

Gross profit was 39% of sales compared to 35% in 1997, when the Company in-curred a pretax charge of $600,000, which principally involved product modi-fication costs and associated warranty expense. On a comparable basis, after adjusting for the charge in 1997, gross profit increased by $2,084,000, from 37.4% to 39%. The main reason for the improvement in gross profit was im-proved manufacturing efficiency in both material and labor unit costs. Sell-ing, general and administrative expenses increased by $648,000, or 10%, which was lower than the rate of growth in sales of 15%.

Operating income was $5,002,000, or 16% of sales, compared to $2,966,000, or 11% of sales last year. After adjusting for the impact of the $600,000 charge in 1997, operating income increased by $1,436,000, or 40%, compared to an increase in sales of 15%. Fiscal 1998 was an all-time record for oper-ating income and the first time that operating income exceeded $5 million. Income before income taxes was $5,085,000, an increase of 71% compared to last year. On a comparable basis, after an adjustment for the charge in 1997, income before income taxes increased by 43%. Income taxes were 35.7% of pretax income compared to 36.2% in 1997. The decrease in the tax rate was mainly due to lower foreign tax rates.

In fiscal 1998 the Company reported record net income which for the first time exceeded $1.00 per share. Net income was $3,269,000, an increase of 73% compared to last year when net income was $1,891,000. On a comparable basis, after adjusting for the impact of the $600,000 pretax charge in fiscal 1997, net income increased by 43% compared to a 15% gain in sales. Basic income per share was $1.05 compared to $.61 last year, an increase of 72%. Fully diluted income per share was $1.04 per share, compared to $.60 in fiscal 1997.

The Company has considered the anticipated effects of new accounting stan-dards and concluded that they would not be material. When SFAS #131 and SFAS #132 are implemented in fiscal 1999, the Company will present revised data on business segments and pensions. The Company does not currently have any derivative instruments and does not carry out hedging activities, therefore it does not anticipate any impact arising from SFAS #133.

1997 compared to 1996

Sales of $27,309,000 in 1997 were $112,000 higher than the prior year. For-eign currency fluctuations resulted in a $200,000 increase in reported sales and the effect of price increases in fiscal 1997 was approximately $800,000, or 3%. Physical volumes were $888,000, or 3.3%, lower than 1996. Sales in the US decreased by $1,413,000, or 12% mainly due to depressed market condi-tions in the airline ground support, aerial lift, mining and fork lift mar-kets. In other markets, which accounted for 63% of sales, there was a 10% sales increase, mainly to customers based in the Far East and to the aerial lift market in Europe.

Gross profit was 35.2% of sales in 1997 compared to 40.3% in 1996. Gross profit decreased by $1,332,000 compared to 1996. Foreign currency fluctua-tions accounted for $640,000, and the remainder of the decrease mainly re-lated to a charge of $600,000, which principally involved product modifica-tion costs and associated warranty expense. Selling, general and administra-tive expenses increased by $272,000, or 4%, in 1997, mainly due to inflation and foreign currency fluctuations. As a result of lower gross profit and in-creased operating expense, operating income decreased by $1,604,000, or 35%, to $2,966,000. Foreign currency fluctuations accounted for $750,000 of the decrease in operating income, and the charge in the third quarter amounted to $600,000. The remaining $254,000 decrease in operating income was mainly due to lower physical volumes.

In fiscal 1997 income before income taxes was 35% lower than the previous year at $2,968,000. Income taxes were 36% of pretax income compared to 34% in 1996. Net income decreased by $1,145,000, or 38%. Basic income per share was $.61 compared to $.97 in 1996, a decrease of 37%.

B) Liquidity and Capital Resources

Cash balances increased by $1,078,000 during fiscal 1998 to $3,439,000. In addition short-term investments increased by $549,000. Net income was $3,269,000 and dividends of $1,954,000 amounted to 60% of net income. Spend-ing on property, plant and equipment was $993,000, principally related to new products and improved manufacturing facilities. Long term debt which amounted to $513,000 at September 30, 1997 was fully repaid during fiscal 1998.

The Company has, since January 1990, maintained a program of regular cash dividends, which currently amounts to $559,000 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

C) Year 2000 Issues

The Company is in the process of conducting an ongoing review of both its state of readiness with respect to Year 2000 issues and that of its key sup-pliers and customers. This review indicates that the Company's products do not include date-sensitive technology and therefore do not present a Year 2000 exposure.

Preliminary conclusions from this ongoing review of the Company's internal systems, including Information Technology (IT) and non IT systems, indicated certain issues related to Year 2000. The Company currently has plans in place to resolve each of these issues and anticipates full resolution by March 31, 1999 at a cost of approximately $50,000, of which $5,000 has al-ready been spent. The Company's circularization of vendors and customers in-dicates that while the majority of respondents are not currently compliant that all respondents have plans in place to become compliant.

The Company's contingency planning to date has focused on cash availability and both raw material and finished goods inventory planning to ensure that the critical elements of the Company's operations will not be impacted by any potential short-term disruption which may occur in January 2000.

Due to the nature of the Company's business, and based on the results of the review performed to date, management does not believe that Year 2000 issues will have a material effect on its results of operations, liquidity or fi-nancial condition.

This discussion of Year 2000 issues is based upon management's best esti-mates of future events and conditions, and actual results could differ mate-rially from those currently projected. Specific factors that could adversely affect the Company include failure by significant customers and suppliers to achieve Year 2000 compliance and external forces that might generally affect business, such as utility or transportation company Year 2000 compliance failures.

D) Impact of the Euro on Tech/Ops Sevcon

In January 1999 many European countries in which the Company does business will adopt the Euro as a common currency replacing the currencies of the in-dividual countries. There will be a three year transition period during which the Euro will replace the French Franc as the functional currency of our French subsidiary. This is not expected to have a material impact on the Company. Most of the Company's manufacturing activities take place in the UK which has not announced plans to join the Euro.

In addition, it is anticipated that, as the Euro gains greater acceptance, certain sales and expenses currently denominated in pound sterling are likely to switch into Euros which will tend to increase the volatility of the Com-pany's revenues and income due to changes in foreign exchange rates. At the appropriate time the Company may undertake hedging activities to mitigate its potential increased exposure to foreign exchange risk.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

September 30, 1998 and 1997                        (in thousands of dollars)
----------------------------------------------------------------------------
ASSETS                                                         1998    1997
Current assets:
  Cash and cash equivalents                                 $ 3,439 $ 2,361
  Short-term investments                                        549      -
  Receivables, net of allowances for doubtful accounts of
    $197,000 in 1998 and $158,000 in 1997                     6,091   5,637
  Inventories                                                 3,060   3,126
----------------------------------------------------------------------------
Total current assets                                         13,139  11,124
----------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                          24      23
  Buildings and improvements                                  2,092   1,966
  Equipment                                                   4,836   3,880
----------------------------------------------------------------------------
                                                              6,952   5,869
    Less: accumulated depreciation and amortization           3,742   3,249
----------------------------------------------------------------------------
Net property, plant and equipment                             3,210   2,620
---------------------------------------------------------------------------
Cost of purchased businesses in excess of net assets acquired 1,435   1,435
Other assets                                                     -        6
----------------------------------------------------------------------------
TOTAL ASSETS                                                $17,784 $15,185
----------------------------------------------------------------------------

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                            2,166   1,770
  Dividend payable                                              559     463
  Accrued compensation and related costs                      1,203     954
  Other accrued expenses                                      1,923   1,740
  Current portion of long-term debt (note 5)                     -      235
  Accrued and deferred taxes on income                          976     482
----------------------------------------------------------------------------
Total current liabilities                                     6,827   5,644
----------------------------------------------------------------------------
Long-term debt, net of current portion (note 5)                  -      278
----------------------------------------------------------------------------
Deferred taxes on income                                        164     156
----------------------------------------------------------------------------
Commitments and contingencies (note 6)
----------------------------------------------------------------------------

STOCKHOLDERS' INVESTMENT
Preferred stock, par value $.10 per share
  - authorized - 1,000,000 shares; outstanding - none            -       -
Common stock, par value $.10 per share
    authorized - 8,000,000 shares; outstanding
    3,107,873 in 1998 and 3,101,690 in 1997                     311     310
Treasury stock, 0 shares in 1998, and 8,458 in 1997 at cost      -      (85)
Premium paid in on common stock                               3,848   3,730
Retained earnings                                             6,970   5,786
Cumulative translation adjustment                              (336)   (634)
----------------------------------------------------------------------------
Total stockholders' investment                              $10,793 $ 9,107
----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $17,784 $15,185
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1998, 1997, and 1996 (in thousands except per share data)
                                                   1998      1997      1996
----------------------------------------------------------------------------
Net sales                                       $31,519   $27,309   $27,197
----------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                  19,219    17,693    16,249
  Selling, general and administrative             7,298     6,650     6,378
----------------------------------------------------------------------------
                                                 26,517    24,343    22,627
----------------------------------------------------------------------------
Operating income                                  5,002     2,966     4,570
Interest expense                                    (39)      (44)        -
Interest income                                     104        85        45
Other income (expense), net                          18       (39)      (45)
----------------------------------------------------------------------------
Income before income taxes                        5,085     2,968     4,570
Income taxes                                     (1,816)   (1,077)   (1,534)
----------------------------------------------------------------------------
Net income                                      $ 3,269   $ 1,891   $ 3,036
----------------------------------------------------------------------------
Basic income per share                          $  1.05   $   .61   $   .97
----------------------------------------------------------------------------
Fully-diluted income per share                  $  1.04   $   .60   $   .96
----------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1998, 1997 and 1996 (in thousands of dol-
lars)
----------------------------------------------------------------------------
                                                     1998     1997     1996
----------------------------------------------------------------------------
Net income                                        $ 3,269  $ 1,891  $ 3,036
Foreign currency translation adjustment               298      (54)     (86)
----------------------------------------------------------------------------
Comprehensive income                              $ 3,567  $ 1,837  $ 2,950
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1996, 1997 and 1998 (in thousands of dol-
lars)
----------------------------------------------------------------------------
                                  Premium
                                     paid             Cumulative       Total
                                    in on                 trans-      stock-
                Common  Treasury   common    Retained     lation    holders'
                 stock     stock    stock    earnings adjustment  investment
----------------------------------------------------------------------------
Balance Sept 30,
  1995          $  310    $    -   $3,383      $4,926     $(494)     $8,125

Net income           -         -        -       3,036         -       3,036

Dividends ($.525
 per share)          -         -        -      (1,610)        -      (1,610)

Currency transla-
  tion adjustment    -         -        -           -       (86)        (86)

Purchase of
  treasury stock     -      (529)       -           -         -        (529)

Tax benefit
  on exercise of
  stock options      -         -      330           -         -         330

Exercise of
  stock options      -       407        3        (565)        -        (155)
----------------------------------------------------------------------------
Balance Sept 30,
  1996             310      (122)   3,716       5,787      (580)      9,111
----------------------------------------------------------------------------
Net income           -         -        -       1,891         -       1,891

Dividends ($.60
  per share)         -         -        -      (1,854)        -      (1,854)

Currency transla-
  tion adjustment    -         -        -           -       (54)        (54)

Tax benefit
  on exercise
  of stock options   -         -       17           -         -          17

Exercise of
  stock options      -        37       (3)        (38)        -          (4)
----------------------------------------------------------------------------
Balance Sept 30,
  1997             310      ( 85)   3,730       5,786      (634)      9,107
----------------------------------------------------------------------------

Net income           -         -        -       3,269         -       3,269

Dividends ($.63
 per share)          -         -        -      (1,954)        -      (1,954)

Currency
  translation
  adjustment         -         -        -           -       298         298



Tax benefit
  on exercise of
  stock options      -         -       87           -         -          87


Exercise of
  stock options      1        85       31        (131)        -         (14)
----------------------------------------------------------------------------
Balance Sept 30,
  1998           $ 311     $   -   $3,848      $6,970     $(336)    $10,793
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

<CAPTION)
For the Years ended September 30, 1998, 1997 and 1996 (in thousands of dol-
lars)
----------------------------------------------------------------------------
                                                       1998    1997    1996
----------------------------------------------------------------------------
Net cash flow from operating activities:
Net income                                           $3,269  $1,891  $3,036
Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation and amortization                         530     354     270
  Deferred tax provision                                  8      (5)    (17)
  Increase (decrease) in cash resulting from changes
      in operating assets and liabilities:
    Receivables                                        (454)   (251)   (899)
    Inventories                                          66     502    (665)
    Accounts payable                                    396     (51)   (198)
    Accrued compensation and expenses                   432     406     439
    Accrued and deferred taxes on income                581    (302)    708
    Other assets                                          6      11      38
----------------------------------------------------------------------------
Net cash generated from operating activities          4,834   2,555   2,712
----------------------------------------------------------------------------

Cash flow used by investing activities:
  Acquisition of property, plant and equipment         (993) (1,673)   (229)
  Acquisition of short-term investments                (549)      -       -
----------------------------------------------------------------------------
Net cash used by investing activities                (1,542) (1,673)   (229)
----------------------------------------------------------------------------
Cash flow used by financing activities:

  Purchase of common stock                             (106)    (31) (1,007)
  Exercise of stock options                              91      28     323
  Proceeds of long-term debt                              -     704       -
  Repayments of long-term debt                         (513)   (201)      -
  Dividends paid                                     (1,858) (1,854) (1,534)
----------------------------------------------------------------------------
  Net cash used by financing activities              (2,386) (1,354) (2,218)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash                 172     (53)    (71)
----------------------------------------------------------------------------
Net increase (decrease) in cash                       1,078    (525)    194

Beginning balance - cash and cash equivalents         2,361   2,886   2,692
----------------------------------------------------------------------------
Ending balance - cash and cash equivalents           $3,439  $2,361  $2,886
----------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

  Cash paid for income taxes                         $1,281  $1,348  $  884
  Cash paid for interest                             $   39  $   44  $    -
----------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:

  Dividend declared                                  $  559  $  463  $  463
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

The amount by which the cost of purchased businesses included in the accom-panying financial statements exceeded the fair value of net assets at the date of acquisition has been charged to "Cost of purchased businesses in ex-cess of net assets acquired". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has diminished. The Company considers the future profitability of the business in assessing the value of this asset. The excess related to acqui-sitions initiated prior to November 1, 1970 ($1,435,000) is not being amor-tized, since in the opinion of management there has been no diminution in the value of the excess related to these acquisitions. The excess related to subsequent acquisitions has been fully amortized.

SFAS #123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25. The Company has elected to account for its stock based compensation plans under APB #25 (see Note 3).

In accordance with SFAS #130 the Company has prepared a statement of compre-hensive income which is set out on page 11. The only item of comprehensive income in the three years ended September 30, 1998, other than net income, was the currency translation adjustment arising on the Company's investment in foreign subsidiaries.

B. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $1,973,000 in 1998, $1,798,000 in 1997 and $1,579,000 in 1996.

C. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their es-timated useful lives, which are primarily fifty years for buildings and seven years for equipment. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

D. Inventories

Inventories are priced at the lower of cost or market. Inventory costs in-clude materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and comprised of:

                                                   (in thousands of dollars)
---------------------------------------------------------------------------
                                                            1998       1997
Raw materials                                             $1,702     $1,532
Work-in-process                                              713        903
Finished goods                                               645        691
---------------------------------------------------------------------------
                                                          $3,060     $3,126
---------------------------------------------------------------------------

E. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement #109 (SFAS #109). Under SFAS #109, the financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns.

F. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign sub-sidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative transla-tion adjustment included in stockholders' investment in the balance sheet. Foreign currency transaction gains and losses are included in costs and ex-penses.

G. Cash equivalents and short-term investments

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. Highly liquid investments with matur-ities greater than 90 days and less than one year are classified as short-term investments.

Such investments are generally money market funds, bank certificates of de-posit, US Treasury bills and short-term bank deposits in Europe.

H. Use of estimates in the preparation of financial statements

The presentation of financial statements in conformity with generally ac-cepted accounting principles requires management to make estimates and as-sumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the fi-nancial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

I. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equiva-lents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 1998, ap-proximate fair value due to the short term nature of these instruments.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and com-mon. There are authorized 1,000,000 shares of preferred stock, $.10 par value. In January 1996 the number of authorized shares of common stock, $.10 par value was increased from 4,000,000 to 8,000,000.

In the year ended September 30, 1996, the Company purchased 52,500 shares for treasury stock at a total cost of $529,000. No such shares were pur-chased in 1997 or 1998.

In connection with the exercise of employee stock options, the Company re-purchased from employees 25,466 shares in 1996, 2,300 shares in 1997 and 7,511 shares in 1998.

(3) STOCK-BASED COMPENSATION PLANS

There were 109,000 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 1998. Options for 20,000 shares were granted in Novem-ber 1997 at market price on the date of grant.

Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of Stock Appreciation Rights (SARs), either separately, or in relation to options granted, and for the grant of bonus shares. No SARs or bonus shares have been granted.

In January 1998 the stockholders approved the 1998 Directors Option Plan re-serving 50,000 shares for issue under the plan. Options for a total of 30,000 shares were granted to 6 directors at market price on January 28,1998.

The Company accounts for these plans under APB Opinion #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equaled the following pro forma amounts:

                             (in thousands of dollars except per share data)
----------------------------------------------------------------------------
                                                    1998      1997      1996
----------------------------------------------------------------------------
Net income                         As reported    $3,269    $1,891    $3,036
                                   Pro forma       3,231     1,881     3,036

Basic net income per share         As reported    $ 1.05    $  .61    $  .97
                                   Pro forma      $ 1.04    $  .61    $  .97

Fully-diluted net income per share As reported    $ 1.04    $  .60    $  .96
                                   Pro forma      $ 1.03    $  .60    $  .96
----------------------------------------------------------------------------

The effects of applying SFAS #123 in this pro forma disclosure are not in-dicative of future amounts. SFAS #123 does not apply to awards prior to fis-cal 1996 and additional awards in future years are anticipated.

Option transactions under the plans for the three years ended September 30, 1998 were as follows:

----------------------------------------------------------------------------
                                                                    Weighted
                                                         Shares      average
                                                          under     exercise
                                                         option        price
----------------------------------------------------------------------------
Outstanding at September 30, 1995                       142,952       $ 4.59
Exercised in 1996                                       (69,975)        4.62
----------------------------------------------------------------------------
Outstanding at September 30, 1996                        72,977         4.57
Granted in 1997                                          20,000        14.31
Exercised in 1997                                        (6,000)        4.63
----------------------------------------------------------------------------
Outstanding at September 30, 1997                        86,977         6.81
Granted in 1998                                          50,000        14.61
Exercised in 1998                                       (22,152)        4.11
----------------------------------------------------------------------------
Outstanding at September 30, 1998                       114,825       $10.73
Exercisable at September 30, 1998                        46,825       $ 5.52
----------------------------------------------------------------------------
Weighted average fair value of options granted in 1998                $ 5.85
----------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the two grants in 1998: risk-free interest rate of 6%; expected dividend yield of 4.2%; expected life of 7 years; expected volatil-ity of 50%. For options outstanding at September 30, 1998 the exercise prices were between $3.31 and $15.19 with a weighted average remaining con-tractual life of 7.1 years.

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                      1998     1997     1996
Domestic                                            $1,271   $  493   $1,691
Foreign                                              3,814    2,475    2,879
----------------------------------------------------------------------------
                                                    $5,085   $2,968   $4,570
----------------------------------------------------------------------------

The components of the provision for income taxes for the years ended Septem-ber 30, 1998, 1997 and 1996 are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                 1998                       Current      Deferred      Total
----------------------------------------------------------------------------
Federal                                      $  430        $    7     $  437
State                                           142             2        144
Foreign                                       1,215            20      1,235
----------------------------------------------------------------------------
                                             $1,787        $   29     $1,816
----------------------------------------------------------------------------

                 1997                       Current      Deferred      Total
----------------------------------------------------------------------------
Federal                                 $       195         $ (18)    $  177
State                                            87            (6)        81
Foreign                                         837           (18)       819
----------------------------------------------------------------------------
                                             $1,119         $ (42)    $1,077
----------------------------------------------------------------------------

        1996                                Current      Deferred      Total
----------------------------------------------------------------------------
Federal                                      $  578         $(171)    $  407
State                                           195           (53)       142
Foreign                                          97           (12)       985
----------------------------------------------------------------------------
                                             $1,770         $(236)    $1,534
----------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the in-come before income taxes. The following is a summary of the major items af-fecting the provision:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   1998      1997      1996
----------------------------------------------------------------------------
Statutory Federal income tax rate                   34%       34%       34%
Computed tax provision 	at statutory rate         $1,729    $1,009    $1,554
Increases (decreases) resulting from:
  Foreign tax rate differentials                    (35)        4         7
  State taxes net of federal tax benefit             95        53        94
  Foreign tax credits and other                      27        11      (121)
----------------------------------------------------------------------------
Income tax provision in the Statement of Income  $1,816    $1,077    $1,534
----------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting trans-actions for financial reporting and tax purposes. The significant items com-prising the domestic and foreign deferred tax accounts at September 30, 1998 and 1997 are as follows:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                            1998
----------------------------------------------------------------------------
                                             Domestic    Foreign     Foreign
                                              current    current   long-term
----------------------------------------------------------------------------
Assets:
  Pension accruals                             $  240     $    -     $    -
  Inventory basis differences                      32          -          -
  Warranty reserves                                45          -          -
  Foreign tax credit carry forwards               110          -          -
  Other (net)                                     105         45          -
----------------------------------------------------------------------------
                                                  532         45          -
Liabilities:
  Prepaid pension                                   -        (65)         -
  Property basis differences                        -          -       (163)
----------------------------------------------------------------------------
Net asset (liability)                             532        (20)      (163)
Valuation allowance                              (402)         -          -
Net deferred tax asset (liability)             $  130      $ (20)     $(163)
----------------------------------------------------------------------------
                                                            1997
----------------------------------------------------------------------------
                                             Domestic    Foreign     Foreign
                                              Current    current   long-term
----------------------------------------------------------------------------
Assets:
  Pension accruals                             $  214     $    -      $   -
  Inventory basis differences                      31          -          -
  Warranty reserves                               138          -          -
  Other (net)                                      72         27          -
----------------------------------------------------------------------------
                                                  455         27          -
Liabilities:
  Prepaid pension                                   -        (62)         -
  Property basis differences                        -          -       (156)
----------------------------------------------------------------------------
Net asset (liability)                             455        (35)      (156)
Valuation allowance                              (316)         -          -
----------------------------------------------------------------------------
Net deferred tax asset (liability)             $  139      $ (35)    $ (156)
----------------------------------------------------------------------------

The valuation allowance is provided when it is probable that some portion of the deferred tax asset will not be realized.

(5) LONG-TERM DEBT

Long-term debt at September 30, 1997 consisted of bank debt of $513,000, of which current maturities were $235,000 and the balance of $278,000 was long-term. All of this debt was repaid during 1998.

(6) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings but believes that it is only remotely likely that the outcome will be material to operations.

Tech/Ops Sevcon has entered into a consulting agreement, which expires on December 31, 1999, with a company owned by two of its directors. Under the terms of the agreement, the annual cost of these services will not exceed $100,000. This cost covers the provision of the corporate office of the Com-pany, administrative support services and a payment of $30,000 per year to Mr. Rosenberg for his services as the Company's Treasurer.

The Company maintains a directors' retirement plan which provides for cer-tain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not sepa-rately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 1998 was $251,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 1999 - $62,000; 2000 - $31,000; 2001 -
$21,000; 2002 - $21,000; 2003 - $21,000 and $1,375,000 thereafter. Net rent-
als of certain land, buildings and equipment charged to expense were $177,000 in 1998, $175,000 in 1997, and $176,000 in 1996.




(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The fol-lowing table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon.

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                               1998    1997
----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                            $6,803  $5,606
  Nonvested benefits                                             20      12
----------------------------------------------------------------------------
Accumulated benefit obligation                                6,823   5,618
Effect of projected future compensation levels                  841     936
----------------------------------------------------------------------------
Projected benefit obligation                                  7,664   6,554
Plan assets at fair value                                     7,572   7,011
----------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation           (92)    457
Unrecognized net gain                                           364    (209)
Unrecognized transition amount                                 (429)   (332)
----------------------------------------------------------------------------
Prepaid pension cost                                          $(157) $  (84)
----------------------------------------------------------------------------


The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #87.

CAPTION>
----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                       1998    1997    1996
----------------------------------------------------------------------------
Service costs/benefits earned during the period      $  438  $  306  $  252
Interest cost on projected benefit obligation           450     465     391
Actual return on plan assets                           (531)   (626)   (441)
Net amortization and deferred items                     (41)     72     (43)
----------------------------------------------------------------------------
Net pension cost calculated 	in accordance
  with SFAS #87                                      $  316  $  217  $  159
----------------------------------------------------------------------------
Net cost of defined contribution plans               $   17  $   17  $   21
----------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit ob-ligation were 7.9% and 5.9%, respectively, and the expected long-term rate of return on assets was 8.0% in 1998, 1997 and 1996.

(8) SEGMENT INFORMATION AND FOREIGN OPERATIONS

Tech/Ops Sevcon's largest customer accounted for 9.9% of sales in 1998 and 9.4% in 1997 and 1996.

Domestic and foreign revenues are composed of sales to unaffiliated custom-ers, with intercompany sales eliminated. Pretax net income for US and for-eign segments is stated before unallocated corporate expense.

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                             Net      Pretax   Identifiable
                                           Sales      Income         Assets
----------------------------------------------------------------------------
Geographic Segments
----------------------------------------------------------------------------
US                             1998      $11,321     $ 1,523        $ 5,568
                               1997       10,012         851          4,065
                               1996       11,425       2,269          4,790
----------------------------------------------------------------------------
Foreign                        1998       20,198       3,838         12,216
                               1997       17,297       2,497         11,120
                               1996       15,772       2,893          9,855
----------------------------------------------------------------------------
Sub-total                      1998       31,519       5,361         17,784
                               1997       27,309       3,348         15,185
                               1996       27,197       5,162         14,645
----------------------------------------------------------------------------
Unallocated corporate expense  1998            -        (276)             -
                               1997            -        (380)             -
                               1996            -        (592)             -
----------------------------------------------------------------------------
Total                          1998      $31,519     $ 5,085        $17,784
                               1997       27,309       2,968         15,185
                               1996       27,197       4,570         14,645
----------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of ma-terial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic finan-cial statements taken as a whole. The schedule listed in the index of finan-cial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures ap-plied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 3, 1998

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH	ACCOUNTANTS ON ACCOUNTING AND FI-
NANCIAL DISCLOSURE

None.

                               PART III



ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorpo-rated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation", "Executive Compen-sation", "Compensation Committee Report" and "Performance Graph" in the Com-pany's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

                                  PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The exhibits filed as part of this Form 10-K are listed on the
         Exhibit Index below.

(b)      Financial statements and schedule

         The financial statements and financial statement schedule listed under Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.

(c)      Form 8-K

         None filed during the quarter ended September 30, 1998.

INDEX TO EXHIBITS

*(3)(a) Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Annual Report for the fiscal year ended September 30, 1994).

*(3)(b)  By-laws of the registrant (incorporated by reference to Exhibit
         (3)(b) to Annual Report for the fiscal year ended September 30,
         1994).

*(4)(a) Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(a) Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on form S-8 File No. 333-02113).

*(10)(b) Corporate Services Agreement dated September 22, 1994 between
         Tech/Ops Corporation and the registrant (incorporated by reference to Exhibit (10)(c) to Annual Report for the fiscal year ended Sept-ember 30, 1994).

*(10)(c) Liability Assumption and Sharing Agreement dated January 4, 1988 among Tech/Ops, Inc., Tech/Ops Landauer, Inc., and the registrant (incorporated by reference to Exhibit (10)(d) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(d) Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended Sept-ember 30, 1994).

*(10)(e) Board resolution terminating Directors' Retirement Plan (incorp-orated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).

*(10)(f) Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

(11) Calculation of earnings per share and weighted average shares out-standing.

(13)(a) Portions of the 1998 Tech/Ops Sevcon, Inc. Annual Report relating to market prices of, and dividends paid on, registrant's common stock incorporated by reference into Part 2 of this Form 10-K.

(13)(b) Portions of the 1998 Tech/Ops Sevcon, Inc. Annual Report relating to selected financial data incorporated by reference into Part 2 of this Form 10-K.

*(21) Subsidiaries of the registrant (incorporated by reference to Exhibit (22) to Annual Report for the fiscal year ended September 30, 1993).

(23)     Consent of Arthur Andersen LLP.

(27)     Financial Data Schedule.

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:
Exhibits (10)(a), (10)(b), (10)(d), (10)(e) and (10)(f) are management con-
tracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECH/OPS SEVCON, INC.

                      By /s/ Matthew Boyle                December 11, 1998
                         -----------------
                         Matthew Boyle
                         President and Chief
                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the reg-istrant and in the capacities and on the dates indicated:

Signature                Title                            Date

/s/ Matthew Boyle        President, Chief Executive       December 11, 1998
-----------------        Officer and Director
Matthew Boyle            (Principal Executive Officer)

/s/ Paul A. McPartlin    Vice President and Chief         December 11, 1998
---------------------    Financial Officer
Paul A. McPartlin        (Principal Financial and
                         Accounting Officer)

/s/ Paul B. Rosenberg    Director                         December 11, 1998
---------------------
Paul B. Rosenberg

/s/ Herbert Roth, Jr.    Director                         December 11, 1998
--------------------
Herbert Roth, Jr.

/s/ Marvin G. Schorr     Director                         December 11, 1998
--------------------
Marvin G. Schorr

/s/ Bernard F. Start     Director                         December 11, 1998
--------------------
Bernard F. Start

/s/ David Steadman       Director                         December 11, 1998
------------------
David Steadman

/s/ C. Vincent Vappi     Director                         December 11, 1998
--------------------
C. Vincent Vappi

QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 1998 and 1997 is set out below:
                                       (in thousands except per share data)
---------------------------------------------------------------------------
                                 First   Second    Third    Fourth    Total
                               Quarter  Quarter  Quarter   Quarter     Year
---------------------------------------------------------------------------
1998 Quarters
---------------------------------------------------------------------------
Net sales                      $ 7,049  $ 8,625  $ 8,472   $ 7,373  $31,519
Gross profit                     2,787    3,376    3,321     2,816   12,300
Operating income                   959    1,460    1,519     1,064    5,002
Net income                         605      930    1,002       732    3,269
Basic income per share         $   .20  $   .30  $   .32   $   .24  $  1.05
Fully-diluted income per share $   .19  $   .30  $   .32   $   .23  $  1.04
Cash dividends per share       $   .15  $   .15  $   .15   $   .18  $   .63
Common stock price per share
     - High                    $ 14.50  $ 15.63  $ 17.75   $ 16.19  $ 17.75
     - Low                       11.50    12.75    14.75     10.81    10.81
---------------------------------------------------------------------------
1997 Quarters
---------------------------------------------------------------------------
Net sales                      $ 6,197  $ 7,133  $ 6,842   $ 7,137  $27,309
Gross profit                     2,310    2,657    2,012     2,637    9,616
Operating income                   738      955      351       922    2,966
Net income                         465      621      205       600    1,891
Net income per share           $   .15  $   .20  $   .07   $   .19  $   .61
Fully-diluted income per share $   .15  $   .20  $   .07   $   .19  $   .60
Cash dividends per share       $   .15  $   .15  $   .15   $   .15  $   .60
Common stock price per share
     - High                    $ 16.88  $ 15.50  $ 14.00   $ 13.25  $ 16.88
     - Low                       12.38    12.00    10.00     11.50    10.00
---------------------------------------------------------------------------

Schedule II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 1998
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                     Balance  Additions
                                          at charged to  Deductions  Balance
                                   beginning    costs &        from at close
                                     of year   expenses    reserves  of year
----------------------------------------------------------------------------
For the year ended September 30, 1998:
Allowance for doubtful accounts        $ 158      $  43    $ (4)(a)   $ 197
----------------------------------------------------------------------------
For the year ended September 30, 1997:
Allowance for doubtful accounts        $ 150      $  32    $(24)(b)   $ 158
----------------------------------------------------------------------------
For the year ended September 30, 1996:
Allowance for doubtful accounts        $ 153      $   4    $ (7)(c)   $ 150
----------------------------------------------------------------------------

(a) Write off of uncollectible accounts $4
(b) Write off of uncollectible accounts $24
(c) Accounts collected $5, write off of uncollectible accounts $2

                         TECH/OPS SEVCON, INC.                   EXHIBIT 11

          Calculation of Basic and Diluted Earnings Per Share

             (In thousands, except for per share amounts)

                                             Quarters ended
                                 -----------------------------------  Fiscal
                                 12/28/97  3/29/98  6/29/98  9/30/98   1998
                                 --------  -------  -------  -------   ----
Net income                        $  605   $  930   $1,002   $  772   $3,269

Basic income per share            $  .20   $  .30   $  .32   $  .24   $ 1.05

Average shares outstanding         3,093    3,093    3,103    3,107    3,099

Options outstanding - common
  stock equivalents                   34       46       44       31       39

Average common and common
  equivalent shares outstanding    3,127    3,139    3,147    3,138    3,139

Diluted income per share          $  .19   $  .30   $  .32   $  .23   $ 1.04
                                     ===      ===      ===      ===     ====



                                             Quarters ended
                                 -----------------------------------  Fiscal
                                 12/27/96  3/28/97  6/28/97  9/30/97   1997
                                 --------  -------  -------  -------   ----

Net income                        $  465   $  621   $  205   $  600   $1,891

Basic income per share            $  .15   $  .20   $  .07   $  .19   $  .61

Average shares outstanding         3,090    3,090    3,090    3,093    3,091

Options outstanding - common
  stock equivalents                   50       48       45       40       46

Average common and common
  equivalent shares outstanding    3,140    3,138    3,135    3,133    3,137

Diluted income per share          $  .15   $  .20   $  .07   $  .19   $  .60
                                     ===      ===      ===      ===     ====

                         TECH/OPS SEVCON, INC.               EXHIBIT 13(a)

        Summary of the Market Prices of, and Dividends Paid on,
                   the Company's Common Stock

The Common Stock of the Company is traded on the American Stock Exchange un-der the symbol TO. A summary of the market prices of, and dividends paid on, the Company's common stock is shown in the table below. At November 25, 1998, there were approximately 370 shareholders of record.

                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
    Fiscal 1998
High                  $14.50     $15.63    $17.75     $16.19    $17.75
Low                    11.50      12.75     14.75      10.81     10.81
Dividend              $  .15     $  .15    $  .15     $  .18    $  .63



                       First     Second     Third     Fourth     Total
                     Quarter    Quarter   Quarter    Quarter      Year
    Fiscal 1997
High                  $16.88     $15.50    $14.00     $13.25    $16.88
Low                    12.38      12.00     10.00      11.50     10.00
Dividend              $  .15     $  .15    $  .15     $  .15    $  .60



                         TECH/OPS SEVCON, INC.                EXHIBIT 13(b)

                       Selected Financial Data


A summary of selected financial data for the last five years is shown in the table below:

For the five years ended September 30:      (in 000's except per share data)
                                    1998     1997     1996     1995     1994
                                    ----     ----     ----     ----     ----
Net sales                        $31,519  $27,309  $27,197  $22,431  $15,835
Operating income                   5,002    2,966    4,570    3,695    1,985
Net income                         3,269    1,891    3,036    2,580    1,350
Basic income per share (a)       $  1.05  $   .61      .97  $   .81  $   .44
Dividends per share (a) (b)          .63      .60     .525     .425     .288
Average shares outstanding (a)     3,099    3,091    3,036    3,171    3,102
Stockholders' investment         $10,793  $ 9,107  $ 9,111  $ 8,125  $ 6,568
Total assets                     $17,784  $15,185  $14,645  $12,981  $10,595
Long-term debt                   $     -  $   278       -        -        -


(a) Restated to reflect two-for-one stock split effective August 28, 1995.

(b) In September 1998 the Company increased its regular quarterly dividend by 20% from $.15 per share to $.18 per share. In September 1996, the Company increased its regular quarterly dividend from $.125 per share to $.15 per share. In September 1995, the Company increased its regular quarterly divi-dend from $.10 per share to $.125 per share. In September 1994, the dividend was raised, on a restated basis, from $.0625 per share to $.10 per share.

                         TECH/OPS SEVCON, INC.                 EXHIBIT 23



CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorp-oration of our report included in this Form 10-K, into the Company's previ-ously filed Registration Statements on Form S-8 (File No. 33-42960 and No. 333-02113.




                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
December 28, 1998