Form 10-Q
period 1998-12-31
TECH OPS SEVCON INC
filed 1999-02-05
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                --------        ----------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 1, 1999
-----------------------------        -------------------------------
Common stock, par value $.10                     3,107,873

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                                              Dec 31,       Sept 30,
                                                1998           1998
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:

    Cash and cash equivalents              $ 3,688,000   $ 3,439,000
    Sort-term investments                      549,000       549,000
    Accounts receivable, less allowances
       of $189,000 at 12/31/98
       and $197,000 at 9/30/98               6,631,000     6,091,000
    Inventories:
       Raw materials                         1,942,000     1,702,000
       Work-in-process                         707,000       713,000
       Finished goods                          456,000       645,000
                                             ---------     ---------
                                             3,105,000     3,060,000
                                             ---------     ---------
            Total current assets            13,973,000    13,139,000
                                             ---------    ----------

Property, plant and equipment, at cost       6,873,000     6,952,000
    Less:  Accumulated depreciation
           and amortization                  3,798,000     3,742,000
                                             ---------     ---------
      Net property, plant
        and equipment                        3,075,000     3,210,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000
                                             ----------   ----------
                                           $18,483,000   $17,784,000
                                            ==========    ==========






The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              Dec 31,       Sept 30,
                                                1998           1998
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Accounts payable                        $2,799,000    $2,166,000
    Dividend payable                           559,000       559,000
    Accrued expenses                         2,815,000     3,126,000
    Accrued taxes on income                  1,107,000       976,000
                                             ---------     ---------
        Total current liabilities            7,280,000     6,827,000
                                             ---------     ---------


Deferred taxes on income                       160,000       164,000
                                             ---------     ---------

Stockholders' investment

    Preferred stock                                 -             -
    Common stock                               311,000       311,000
    Premium paid in on common stock          3,848,000     3,848,000
    Retained earnings                        7,342,000     6,970,000
    Cumulative translation adjustment         (458,000)     (336,000)
                                            ----------    ----------
       Total stockholders' investment      $11,043,000   $10,793,000
                                            ----------    ----------
                                           $18,483,000   $17,784,000
                                            ==========    ==========












The accompanying notes are an integral part of these financial statements.

                      TECH/OPS SEVCON, INC.
                 Consolidated Statement of Income
                         (Unaudited)

                                            Three Months Ended
                                           ---------------------
                                            Dec 31,      Dec 27,
                                              1998         1997
                                           --------     --------
Net sales                               $ 8,004,000  $ 7,049,000

Costs and expenses:
  Cost of sales                           4,740,000    4,262,000
  Selling, general and
    administrative                        1,889,000    1,828,000
                                          ---------    ---------
                                          6,629,000    6,090,000
                                          ---------    ---------
Operating income                          1,375,000      959,000

Other income (expense), net                  55,000    (  21,000)
                                           --------      --------
Income before income taxes                1,430,000      938,000

Income taxes                                500,000      333,000
                                            -------      -------
Net income                              $   930,000    $ 605,000
                                            =======      =======
Basic income per share                  $       .30    $     .20
                                                ===          ===
Fully diluted income per share          $       .30    $     .19
                                                ===          ===


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                                            Three Months Ended
                                           ---------------------
                                            Dec 31,      Dec 27,
                                              1998         1997
                                           --------     --------
Net income                              $   930,000    $ 605,000
Foreign currency translation adjustment    (122,000)     124,000
                                            -------      -------
Comprehensive income                    $   808,000   $  729,000
                                            =======      =======


The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                Three Months Ended
                                               ---------------------
                                                Dec 31,      Dec 27,
                                                  1998         1997
                                               --------     --------
Net cash flow from operating activities:
  Net income                                 $  930,000    $ 605,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              135,000      117,000
     Deferred tax provision                    (  4,000)       7,000
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                             (540,000)    (627,000)
       Inventories                             ( 45,000)    (673,000)
       Accounts payable                         633,000      892,000
       Accrued compensation and expenses       (311,000)    (200,000)
       Accrued and deferred taxes on income     131,000       49,000
                                               --------      -------
  Net cash generated from
   operating activities                         929,000      176,000
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                             ( 69,000)    (126,000)
Cash flow from (used by) financing activities:
  Purchase of common stock                           -      (  9,000)
  Exercise of stock options                          -         5,000
  Repayment of long-term debt                        -      ( 42,000)
  Dividends paid                               (559,000)    (464,000)
                                               --------      -------
  Net cash used by financing activities        (559,000)    (510,000)

Effect of exchange rate changes on cash        ( 52,000)      42,000
                                                -------     --------
Net increase (decrease) in cash                 249,000     (418,000)
Opening balance - cash and cash equivalents   3,439,000    2,361,000
                                              ---------    ---------
Ending balance - cash and cash equivalents   $3,688,000   $1,943,000
                                              =========    =========
Supplemental disclosure of cash flow information
   Cash paid for income taxes                 $ 351,000    $ 325,000
   Cash paid for interest                            -        14,000
                                                -------      -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                          $ 559,000    $ 464,000
                                                =======      =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 1998

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1998 and December 27, 1997.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1998 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended
December 31, 1998 and December 27, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On December 11, 1998, the Company declared a quarterly dividend of $.18 per share for the first quarter of fiscal 1999, which was paid on January 7, 1999 to stockholders of record on December 28, 1998. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows (in thousands, except for per share amounts):

                                        Three Months Ended
                                        ------------------
                                          Dec 31   Dec 27
                                           1998     1997
                                        -------   ------
Net income                               $  930   $  605
Basic income per share                   $  .30   $  .20

Average shares outstanding                3,108    3,093
Options outstanding - common stock
  equivalents                                29       45
Average common and common equivalent
  shares outstanding                      3,137    3,138

Fully diluted income per share           $  .30    $ .19
                                            ===      ===

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended December 31, 1998

     Sales in the first fiscal quarter ended December 31, 1998 were $8,004,000, compared to $7,049,000 in the same quarter of the previous year, an increase of $955,000, or 14%. Revenues in the
U. S. increased by 9% mainly due to increased demand in the fork lift truck market. Sales in foreign markets increased by 16%. All controller operations reported revenue increases compared to the same period last year. ICW Limited sales were 17% lower than last year due to difficult conditions in the European capacitor market.

     Gross profit was 40.8% of sales compared to 39.5% in the first quarter of fiscal 1998, and was $477,000 higher than last year. The increase in gross profit was mainly attributable to higher physical volume, lower material costs, and improved manufacturing efficiency. Selling, general and administrative expenses for the quarter were $61,000, or 3%, higher than fiscal 1998.

     Operating income was $1,375,000, an increase of $416,000, or 43%, compared to the first quarter of last year. The principal reason for the increase in operating income was higher physical volume and improvements in material costs and manufacturing efficiency.

     Income before income taxes was $1,430,000, compared to $938,000 last year, an increase of $$492,000, or 53%. Other income was $55,000 compared to an expense of $21,000 in fiscal 1998, an improvement of $76,000 principally due to foreign currency translation gains in the current year compared to losses last year. Income taxes were 35% of pre-tax income compared to 35.5% last year, mainly due to lower foreign tax rates. Primarily due to higher sales and improved gross profit, net income increased by $325,000, or 54% to $930,000. Basic income per share increased by 50%, from $.20 in the first quarter of fiscal 1998 to $.30 in the current year. Fully diluted income per share increased by 58% to $.30 this year compared to $.19 in 1998.


Year 2000 Issues

     The Company is in the process of conducting an ongoing review of both its state of readiness with respect to Year 2000 issues and that of its key suppliers and customers. This review indicates that the Company's products do not include date-sensitive technology and therefore do not present a Year 2000 exposure.

     Preliminary conclusions from this ongoing review of the Company's internal systems, including Information Technology (IT) and non IT systems, indicated certain issues related to Year 2000. The Company currently has plans in place to resolve each of these issues and anticipates full resolution by March 31, 1999 at a cost of approximately $50,000, of which $26,000 has already been spent. The Company's circularization of vendors and customers indicates that while the majority of respondents are not currently compliant that all respondents have plans in place to become compliant.

     The Company's contingency planning to date has focused on cash availability and both raw material and finished goods inventory planning to ensure that the critical elements of the Company's operations will not be impacted by any potential short-term disruption which may occur in January 2000.

     Due to the nature of the Company's business, and based on the results of the review performed to date, management does not believe that Year 2000 issues will have a material effect on its results of operations, liquidity or financial condition.

     This discussion of Year 2000 issues is based upon management's best estimates of future events and conditions, and actual results could differ materially from those currently projected. Specific factors that could adversely affect the Company include failure by significant customers and suppliers to achieve Year 2000 compliance and external forces that might generally affect business, such as utility or transportation company Year 2000 compliance failures.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $559,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

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


                                          TECH/OPS SEVCON, INC.



Date: February 8, 1999              By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                         Vice President Finance
                                       Principal Financial Officer