Form 10-Q
period 1999-04-03
TECH OPS SEVCON INC
filed 1999-05-13
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999
                               -------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at May 5, 1999
-----------------------------        -------------------------------
Common stock, par value $.10                     3,110,781

                       TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS

                                              Apr 3,       Sept 30,
                                                1999           1998
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents              $ 3,305,000   $ 3,439,000
    Short-term investments                          -        549,000
    Accounts receivable, less allowances
       of $185,000 at 4/3/99
       and $197,000 at 9/30/98               6,941,000     6,091,000
    Inventories:
       Raw materials                         1,872,000     1,702,000
       Work-in-process                         757,000       713,000
       Finished goods                          895,000       645,000
                                             ---------     ---------
                                             3,524,000     3,060,000
                                             ---------     ---------
            Total current assets            13,770,000    13,139,000
                                             ---------    ----------

Property, plant and equipment, at cost       6,793,000     6,952,000
    Less:  Accumulated depreciation
           and amortization                  3,774,000     3,742,000
                                             ---------     ---------
      Net property, plant
        and equipment                        3,019,000     3,210,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000
                                             ----------   ----------
                                           $18,224,000   $17,784,000
                                            ==========    ==========





The accompanying notes are an integral part of these financial statements.

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              Apr 3,       Sept 30,
                                                1999           1998
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Accounts payable                        $2,202,000    $2,166,000
    Dividend payable                           560,000       559,000
    Accrued expenses                         2,952,000     3,126,000
    Accrued taxes on income                  1,238,000       976,000
                                             ---------     ---------
        Total current liabilities            6,952,000     6,827,000
                                             ---------     ---------


Deferred taxes on income                       153,000       164,000
                                             ---------     ---------

Stockholders' investment

    Preferred stock                                 -             -
    Common stock                               311,000       311,000
    Premium paid in on common stock          3,866,000     3,848,000
    Retained earnings                        7,697,000     6,970,000
    Cumulative translation adjustment         (755,000)     (336,000)
                                            ----------    ----------
       Total stockholders' investment      $11,119,000   $10,793,000
                                            ----------    ----------
                                           $18,224,000   $17,784,000
                                            ==========    ==========












The accompanying notes are an integral part of these financial statements.

                     TECH/OPS SEVCON, INC.
                 Consolidated Statement of Income
                         (Unaudited)

                (in thousands except per share data)

                                Three Months Ended  Six Months Ended
                                ------------------  ----------------
                                 April 3 March 28   April 3 March 28
                                    1999     1998      1999     1998
                                 -------   ------   -------   ------
Net sales                        $ 8,005  $ 8,625   $16,009  $15,674
Costs and expenses:
  Cost of sales                    4,653    5,249     9,393    9,511
  Selling, general and
    administrative                 1,886    1,916     3,775    3,744
                                   -----    -----     -----    -----
                                   6,539    7,165    13,168   13,255
                                   -----    -----     -----    -----
Operating income                   1,466    1,460     2,841    2,419
Other income/(expense), net            5   (   17)       60   (   38)
                                    ----     ----     -----      ---
Income before income taxes         1,471    1,443     2,901    2,381
Income taxes                         512      513     1,012      846
                                   -----      ---     -----      ---
Net income                       $   959    $ 930    $1,889   $1,535
                                   =====      ===     =====    =====

Basic income per share             $ .31    $ .30     $ .61    $ .50
                                     ===      ===       ===      ===
Fully diluted income per share     $ .31    $ .30     $ .61    $ .49
                                     ===      ===       ===      ===
Cash dividends per share          $  .18   $  .15     $ .36    $ .30
                                    ====      ===       ===      ===

           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended  Six Months Ended
                                ------------------  ----------------
                                 April 3 March 28   April 3 March 28
                                    1999     1998      1999     1998
                                 -------   ------   -------   ------
Net income                       $   959    $ 930   $ 1,889  $ 1,535
Foreign currency
   translation adjustment           (297)       3      (419)     127
                                    ----      ---     -----    -----
Comprehensive income             $   662    $ 933   $ 1,470  $ 1,662
                                    ====     ====     =====    =====

The accompanying notes are an integral part of these financial statements.

                         TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                  Six Months Ended
                                               ---------------------
                                                 Apr 3,      Mar 28,
            (in thousands)                         1999         1998
                                               --------     --------
Net cash flow from operating activities:
  Net income                                     $1,889       $1,535
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                  253          179
     Deferred tax provision                        ( 11)           8
     Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
       Receivables                                 (850)      (1,989)
       Inventories                                 (464)      (  461)
       Accounts payable                              36        1,282
       Accrued compensation and expenses           (174)        (  9)
       Accrued and deferred taxes on income         262          409
       Other assets                                   -            6
                                                   ----          ---
  Net cash generated from
   operating activities                             941          960
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                               (  247)      (  292)
                                                  -----        -----
Cash flow used by financing activities:
  Repayment of long-term debt                         -         ( 98)
  Exercise of stock options                          22            5
  Purchase of common stock                         ( 49)        (  9)
  Dividends paid                                 (1,118)        (927)
                                                  -----        -----
  Net cash used by financing activities          (1,145)      (1,029)
Effect of exchange rate changes on cash          (  232)          30
                                                  -----        -----
Net (decrease) in cash                           (  683)      (  331)
Opening balance - cash and cash equivalents       3,988        2,361
                                                  -----        -----
Ending balance - cash and cash equivalents       $3,305       $2,030
                                                  =====        =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $ 692        $ 535
   Cash paid for interest                             4           29
                                                    ---          ---
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $ 560        $ 464
                                                    ===          ===

The accompanying notes are an integral part of these financial
statements.                     5

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - April 3, 1999
                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of April 3, 1999 and the results of operations and cash flows for the three months and six months ended April 3, 1999 and March 28, 1998.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1998 Tech/Ops
Sevcon, Inc. Annual Report on Form 10-K.

     The Company recognizes revenues in its financial statements when the product is shipped to the customer.

     The results of operations for the three-month and six-month periods ended April 3, 1999 and March 28, 1998 are not necessarily indicative of the results to be expected for the full year.


(2) Cash Dividends

     On March 5, 1999, the Company declared a quarterly dividend of $.18 per share for the second quarter of fiscal 1999, which was paid on April 6, 1999 to stockholders of record on March 19, 1998. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.


(3) Calculation of Earnings Per Share and Weighted Average Shares
Outstanding (in thousands, except for per share amounts)

                                 Three Months Ended  Six Months Ended
                                 ------------------  ----------------
                                   Apr 3   Mar 28     Apr 3   Mar 28
                                    1999     1998      1999     1998
                                 -------   ------   -------   ------
Net income                         $  959   $  930    $1,889  $1,535
Basic income per share             $  .31   $  .30    $  .61  $  .50
Average shares outstanding          3,110    3,094     3,109   3,093
Options outstanding - common stock
  equivalents                          32       45        30      45
Average common and common equivalent
  shares outstanding                3,142    3,139     3,139   3,138

Fully diluted income per share     $  .31    $ .30    $  .61  $  .49
                                      ===      ===       ===     ===

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended April 3, 1999

     Sales in the second fiscal quarter ended April 3, 1999 were $8,005,000, compared to $8,625,000 in the same quarter of the previous year, a decrease of $620,000, or 7%. Revenues in the US increased by 9%, mainly due to increased demand in the mining market. Sales in foreign markets decreased by 12%. Approximately $80,000, or 1%, of the decrease in sales was due to foreign currency fluctuations; the balance was the result of lower physical volumes. The main reasons for this volume decrease were depressed conditions in the European capacitor and aerial lift markets.

     Gross profit was 41.9% of sales compared to 39.1% in the second quarter of fiscal 1998. Gross profit was $24,000 lower than last year. The improvement in gross profit percentage was mainly due to lower material costs and better manufacturing efficiency. Operating expenses for the quarter were $30,000, or 2%, lower than in 1998.

     Despite the $620,000 decrease in sales, operating income increased by $6,000 to $1,466,000, compared to $1,460,000 in the second quarter of last year, due to increased gross profitability.

     Income before income taxes was $1,471,000, compared to $1,443,000 last year, an increase of $28,000, or 2%. Income taxes were 34.8% of pre-tax income, compared to 35.6% last year mainly due to higher foreign tax credits. Despite lower sales, net income increased by $29,000, or 3%, to $959,000.



Six months ended April 3, 1999

     Sales in the first six months of fiscal 1998 were $16,009,000, compared to $15,674,000 in the same period last year, an increase of $335,000, or 2%. Revenues in the US increased by $495,000, or 9%, mainly due to increased demand in the mining, fork lift truck and aerial lift markets. Sales in foreign markets increased by $160,000, or 2%, mainly due to foreign currency fluctuations

    Gross profit was 41.3% of sales compared to 39.3% in 1998.
Gross profit increased by $453,000 compared to the first six months of last year. The higher gross profit was mainly attributable to lower material costs, improved manufacturing efficiency, and increased volumes. Operating expenses for the six month period were $3,775,000 compared to $3,744,000 last year, an increase of 1%.

     Operating income for the first half year was $2,841,000, an increase of $422,000, or 17%, compared to last year. Lower material costs, improved manufacturing efficiency and increased sales volumes were the main reasons for the increase in operating income.

     Income before income taxes was $2,901,000, compared to $2,381,000 last year, an increase of $520,000, or 22%. Other income was $60,000 compared to other expense of $38,000 in the first half of fiscal 1998. This improvement was mainly due to foreign currency transactions. Income taxes were 34.9% of pre-tax income, compared to 35.5% last year, mainly due to higher foreign tax credits. Net income was $1,889,000, an increase of $354,000, or 23%, compared to the same period last year.



Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $560,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.



Year 2000 Issues

     The Company has completed the review of its state of readiness with respect to Year 2000 issues and is in the process of conducting an ongoing review of that of its key suppliers and customers. This review indicates that the Company's products do not include date-sensitive technology and therefore do not present a Year 2000 exposure.

     The review of the Company's internal systems, including Information Technology (IT) and non IT systems, indicated certain issues related to Year 2000. The Company currently has resolved each of these issues at a total cost of approximately $35,000. The Company's circularization of vendors and customers indicates that while the majority of respondents are not currently compliant, all respondents have plans in place to become compliant.

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




                   PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 27, 1999, the shareholders voted to re-elect as directors for three year terms the following persons: Matthew Boyle and C. Vincent Vappi. Mr. Boyle received 2,768,866 votes for and 5,823 withheld, and Mr. Vappi received 2,766,432 votes for and 8,257 withheld. There were no abstentions or broker non-votes.



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


                                          TECH/OPS SEVCON, INC.



Date: May 13, 1999                  By:   /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer