Form 10-Q
period 1999-07-03
TECH OPS SEVCON INC
filed 1999-08-03
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999
                               ------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at July 28, 1999
- -----------------------------        -------------------------------
Common stock, par value $.10                     3,110,781

                                 1

                       TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                                              Jul 3,       Sept 30,
                                                1999           1998
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:
    Cash and cash equivalents              $ 3,013,000   $ 3,439,000
    Short-term investments                     560,000       549,000
    Accounts receivable, less allowances
       of $187,000 at 7/3/99
       and $197,000 at 9/30/98               7,021,000     6,091,000
    Inventories:
       Raw materials                         1,824,000     1,702,000
       Work-in-process                         758,000       713,000
       Finished goods                          805,000       645,000
                                             ---------     ---------
                                             3,387,000     3,060,000
                                             ---------     ---------
            Total current assets            13,981,000    13,139,000
                                            ----------    ----------

Property, plant and equipment, at cost       6,840,000     6,952,000
    Less:  Accumulated depreciation
           and amortization                  3,850,000     3,742,000
                                             ---------     ---------
      Net property, plant
        and equipment                        2,990,000     3,210,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000
                                             ----------   ----------
                                           $18,406,000   $17,784,000
                                            ==========    ==========






The accompanying notes are an integral part of these financial statements.
                                2

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              Jul 3,       Sept 30,
                                                1999           1998
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:
    Accounts payable                         2,840,000     2,166,000
    Dividend payable                           560,000       559,000
    Accrued expenses                         2,945,000     3,126,000
    Accrued taxes on income                    715,000       976,000
                                             ---------     ---------
        Total current liabilities            7,060,000     6,827,000
                                             ---------     ---------


Deferred taxes on income                       151,000       164,000
                                             ---------     ---------

Stockholders' investment

    Preferred stock                                 -             -
    Common stock                               311,000       311,000
    Premium paid in on common stock          3,866,000     3,848,000
    Retained earnings                        7,911,000     6,970,000
    Cumulative translation adjustment         (893,000)     (336,000)
                                            ----------    ----------
       Total stockholders' investment      $11,195,000   $10,793,000
                                            ----------    ----------
                                           $18,406,000   $17,784,000
                                            ==========    ==========











The accompanying notes are an integral part of these financial statements.
                              3

                      TECH/OPS SEVCON, INC.
                 Consolidated Statement of Income
                         (Unaudited)

                (in thousands except per share data)

                                Three Months Ended  Nine Months Ended
                                ------------------  -----------------
                                  July 3  June 27    July 3  June 27
                                    1999     1998      1999     1998
                                  ------  -------    ------  -------
Net sales                        $ 7,802  $ 8,472   $23,811  $24,146
Costs and expenses:
  Cost of sales                    4,568    5,151    13,961   14,662
  Selling, general and
    administrative                 2,037    1,802     5,812    5,546
                                   -----    -----    ------   ------
                                   6,605    6,953    19,773   20,208
                                   -----    -----    ------   ------
Operating income                   1,197    1,519     4,038    3,938
Other income/(expense), net        (  25)      52        35       14
                                   -----    -----     -----    -----
Income before income taxes         1,172    1,571     4,073    3,952

Income taxes                         398      569     1,410    1,415
                                   -----      ---     -----    -----
Net income                       $   774  $ 1,002    $2,663   $2,537
                                   =====    =====     =====    =====

Basic income per share             $ .25    $ .32     $ .86    $ .82
                                     ===      ===       ===      ===
Diluted income per share           $ .25    $ .32     $ .85    $ .81
                                     ===      ===       ===      ===
Cash dividends per share          $  .18   $  .15     $ .54    $ .45
                                    ====      ===       ===      ===

           Consolidated Statement of Comprehensive Income
                         (Unaudited)
                        (in thousands)

                                Three Months Ended Nine Months Ended
                                ------------------ -----------------
                                  July 3  June 27    July 3  June 27
                                    1999     1998      1999     1998
                                 -------   ------   -------   ------
Net income                       $   774  $ 1,002   $ 2,663  $ 2,537
Foreign currency
   translation adjustment           (138)    ( 54)     (557)      73
                                    ----     ----     -----    -----
Comprehensive income             $   636  $   948   $ 2,106  $ 2,610
                                    ====     ====     =====    =====

The accompanying notes are an integral part of these financial statements.
                                 4

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                  Nine Months Ended
                                                 -------------------
                                                   July 3,   June 27,
            (in thousands)                           1999       1998
                                                 --------   --------
Net cash flow from operating activities:
  Net income                                       $2,663     $2,537
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    374        351
     Deferred tax provision                        (   13)         6
     Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
       Receivables                                   (930)    (1,277)
       Inventories                                   (327)    (  151)
       Accounts payable                               674        811
       Accrued compensation and expenses             (181)       101
       Accrued and deferred taxes on income          (261)       401
       Other assets                                    -           6
                                                    -----      -----
  Net cash generated from operating activities      1,999      2,785
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                 (  381)    (  403)
  Acquisition of short-term investments            (   11)        -
                                                    ------     -----
Net cash used by investing activities              (  392)    (  403)
Cash flow used by financing activities:
  Payment of long-term debt                             -     (  513)
  Exercise of stock options                            22         72
  Purchase of common stock                         (   49)    (   71)
  Dividends paid                                   (1,679)    (1,391)
                                                    -----      -----
  Net cash used by financing activities            (1,706)    (1,903)
Effect of exchange rate changes on cash            (  327)         8
                                                    -----      -----
Net increase/(decrease) in cash                    (  426)       487
Opening balance - cash and cash equivalents         3,439      2,361
                                                    -----      -----
Ending balance - cash and cash equivalents         $3,013     $2,848
                                                    =====      =====
Supplemental disclosure of cash flow information
   Cash paid for income taxes                      $1,620      $ 692
   Cash paid for interest                               5          4
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                               $  560      $ 466
                                                     ====       ====

The accompanying notes are an integral part of these financial statements.
                                 5

                        TECH/OPS SEVCON, INC.

     Notes to Consolidated Financial Statements - July 3, 1999

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of July 3, 1999 and the results of operations and cash flows for the three months and nine months ended July 3, 1999 and June 27, 1998.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1998 Tech/Ops Sevcon, Inc. Annual Report on Form 10-K. The Company recognizes revenues in its financial statements when the product is shipped to the customer.

     The results of operations for the three-month and nine-month periods ended July 3, 1999 and June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On June 4, 1999, the Company declared a quarterly dividend of $.18 per share for the third quarter of fiscal 1999, which was paid on July 6, 1999 to stockholders of record on June 18, 1999. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3) Calculation of Earnings Per Share and Weighted Average Shares
Outstanding (in thousands, except for per share amounts)

                                Three Months Ended  Nine Months Ended
                                ------------------  -----------------
                                   Jul 3   Jun 27     Jul 3   Jun 27
                                    1999     1998      1999     1998
                                 -------   ------   -------   ------
Net income                         $  774   $1,002    $2,663  $2,537
Basic income per share             $  .25   $  .32    $  .86  $  .82

Average shares outstanding          3,111    3,103     3,109   3,099
Options outstanding - common stock
  equivalents                          24       44        29      44
Average common and common equivalent
  shares outstanding                3,135    3,147     3,138   3,143

Fully diluted income per share     $  .25    $ .32    $  .85  $  .81
                                      ===      ===       ===     ===

                               6

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended July 3, 1999

     Sales in the third fiscal quarter ended July 3, 1999 were $7,802,000, compared to $8,472,000 in the same quarter of the previous year, a decrease of $670,000, or 8%. Revenues in the US were marginally higher than the same quarter last year. Sales in foreign markets decreased by 12%. Approximately $225,000,, or 2 1/2%, of the decrease in sales was due to foreign currency fluctuations;
the balance was the result of lower physical volumes. The main reasons for this volume decrease were depressed conditions in the European capacitor and aerial lift markets.

     Gross profit was 41.5% of sales compared to 39.2% in the third quarter of fiscal 1998. Gross profit was $87,000 lower than last year. The improvement in gross profit percentage was mainly due to lower material costs and better manufacturing efficiency.

     Operating expenses for the quarter of $2,037,000 were $235,000, or 13%, higher than in 1998. In the third quarter, following an internal review of its operations, the Company commenced a two year plan to reorganize and refocus manufacturing facilities on their core competencies, reduce manufacturing costs and continue to improve quality. In addition the Company began the expansion of its world-wide sales presence and the augmentation of resources devoted to new product introduction and development. In the third quarter the company incurred one-time costs of $100,000 associated with this reorganization plan. Research and development expenditure increased by $77,000, or 21%, mainly related to increased activity on new products.

     Operating income was $1,197,000, compared to $1,519,000 in the third quarter of last year, a decrease of $322,000, or 27%. The principal reasons for the decrease in operating income were lower volumes and higher operating expense in connection with the restructuring plan. Although foreign currency fluctuations adversely impacted sales, the effect on operating income was neutral. Other expense of $25,000 compared to other income of $52,000 in last year's third quarter, an adverse swing of $77,000. This change was mainly due to foreign currency translation losses in fiscal 1999 compared to gains in the prior year.

     Income before income taxes was $1,172,000, compared to $1,571,000 last year, a decrease of $399,000, or 25%. Income taxes were 34% of pre-tax income, compared to 36% last year mainly due to lower foreign tax rates and higher foreign tax credits. Net income was $774,000, a decrease of $228,000, or 23% compared to last year.
                              7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (continued):

Basic and fully diluted income per share was $.25 compared to $.32 in the third quarter of fiscal 1998.


Nine months July April 3, 1999

     Sales in the first nine months of fiscal 1999 were $23,811,000, compared to $24,146,000 in the same period last year, a decrease of $335,000, or 1%. Revenues in the US increased by $504,000,or 6%, mainly due to increased demand in the fork lift truck and mining markets. Sales in foreign markets decreased by $839,000, or 5%. Foreign currency fluctuations accounted for $210,000, or 1%, of this decrease, the remaining decrease was mainly due to depressed conditions in the European aerial lift and capacitor markets.

    Gross profit was 41.4% of sales compared to 39.3% in 1998.
Gross profit increased by $366,000 compared to the first nine months of last year, despite lower sales. The higher gross profit percentage was mainly attributable to lower material costs and improved manufacturing efficiency. Operating expenses for the nine month period were $5,812,000 compared to $5,546,000 last year, an increase of 5%.

     Operating income for the first nine months was $4,038,000, an increase of $100,000, or 3%, compared to last year. Lower material costs, improved manufacturing efficiency despite lower sales volumes were the main reasons for the increase in operating income.

     Income before income taxes was $4,073,000, compared to $3,952,000 last year, an increase of $121,000, or 3%. Income taxes were 34.6% of pre-tax income, compared to 35.8% last year, mainly due to lower foreign tax rates and higher foreign tax credits. Net income was $2,663,000, an increase of $126,000, or 5%, compared to the same period last year. Basic income per share was 5% higher than last year at $.86 per share compared to $.82 per share in 1998. Fully diluted net income was $.85 per share, an increase of 5% compared to 1998.



Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $560,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.
                                8

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

     The review of the Company's internal systems, including Information Technology (IT) and non IT systems, indicated certain issues related to Year 2000. The Company currently has resolved each of these issues at a total cost of approximately $35,000. The Company's circularization of vendors and customers indicates that while some of respondents are not currently compliant, all respondents have plans in place to become compliant.

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
















                              9

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


                                          TECH/OPS SEVCON, INC.



Date: August 3, 1999                  By:/s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer




                                 10