Form 10-K/A
period 1998-09-30
TECH OPS SEVCON INC
filed 1999-09-13
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-K/A
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 1

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

Documents incorporated by reference: Proxy Statement for Annual Meeting of Stockholders - January 27, 1999 - Items 10, 11, 12 and 13.












































                                 2


                            AMENDMENT NO.1

     The registrant hereby amends Item 8 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 by revising the Report of Independent Public Accountants to expressly cover the consolidated statements of comprehensive income included in Item 8 as follows:



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 3, 1998
                                3




                              SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          TECH/OPS SEVCON, INC.

          By /s/ Paul A, McPartlin             September 13, 1999
             ---------------------             ------------------
             Paul A. Mc Partlin
             Vice President and Chief
             Financial Officer