Form 10-K
period 1999-09-30
TECH OPS SEVCON INC
filed 1999-12-29
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                       FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934

         For the transition period from                   to

                     Commission File Number 1-9789
                          TECH/OPS SEVCON, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)
          Delaware                                     04-2985631
-------------------------------                    ----------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                  Identification Number)

                40 NORTH AVENUE, BURLINGTON, Massachusetts 01803
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code) Registrant's Area Code and Telephone Number (781) 229 7896

          Securities registered pursuant to Section 12(b) of the Act:

                                                       (Name of Exchange
        (Title of Each Class)                         on Which Registered)
--------------------------------------              -----------------------
Common stock, par value $.10 Per Share              American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this form 10-K. [ ]

As of November 25, 1999, 3,115,306 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $23,700,000.

Documents incorporated by reference: Portions of the Proxy Statement for An-nual Meeting of Stockholders to be held January 26, 2000 are incorporated by reference into Part III of this report.
                                      1

INDEX

ITEM
----------------------------------------------------------------------------
PART I                                                                  PAGE
1.  Business
      General description                                                  3
      Marketing and sales                                                  3
      Patents                                                              3
      Backlog                                                              3
      Raw materials                                                        3
      Competition                                                          3
      Research and development                                             4
      Environmental regulations                                            4
      Employees and labor relations                                        4
2.  PROPERTIES                                                             4
3.  LEGAL PROCEEDINGS                                                      4
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    5
    EXECUTIVE OFFICERS OF THE REGISTRANT                                   5

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS   6
6.  SELECTED FINANCIAL DATA                                                6
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS                                                  7
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             8
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets                                          9
      Consolidated Statements of Income                                   11
      Consolidated Statements of Comprehensive Income                     11
      Consolidated Statements of Stockholders' Investment                 12
      Consolidated Statements of Cash Flows                               14
      Notes to Consolidated Financial Statements                          16
      Report of Independent Public Accountants                            27
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE                                                  28

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    28
11. EXECUTIVE COMPENSATION                                                28
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        28
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        28

PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      Exhibits                                                            28
      Financial statements and schedules                                  28
      Form 8-K                                                            28
      Signatures of registrant and directors                              31

SCHEDULES
II RESERVES                                                               32

Schedules other than the one referred to above have been omitted as inappli-cable or not required, or the information is included elsewhere in financial statements or the notes thereto.
                                 2

PART I

ITEM 1  BUSINESS

General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic con-trols business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, and France, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equip-ment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics appli-cations. These capacitors are used as components in the power electronics, signalling and audio equipment markets. Approximately 94% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business.

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $10,940,000, $11,321,000 and $10,012,000, in 1999,
1998 and 1997, respectively, which accounted for approximately 37%, 36% and 37%, respectively, of total sales. Approximately 53% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 90% of the Company's sales are direct to end customers, with 10% made to the Company's international dealer network.

Patents

Although the Company has applied for, and been granted, patents on two new product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon tech-nical competence, the quality of its products, and its prompt and responsive service performance.

Backlog

Tech/Ops Sevcon's backlog at September 30, 1999 was $4,261,000 compared to $4,441,000 in September 1998, and $4,454,000 in September 1997.

Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materi-als. The Company has many sources for most of such components and materials and produces certain of these items internally. The Company believes that its sources and availability of its raw materials are adequate.

Competition

In the United States, the Company competes primarily with a division of the General Electric Company, which has a significant share of the market and with Curtis Instruments, Inc., a privately held company. Overseas, Tech/Ops Sevcon has several international competitors, including General Electric Com-
                                  3

pany and Curtis Instruments, as well as a number of small competitors that operate only in local markets. In addition, several large manufacturers of fork lift trucks make their own controls, although their product is generally for internal use only. The Company differentiates itself from its competitors principally by technical innovation and its willingness to customize products for specific applications. The Company believes that it is one of the largest independent suppliers of such devices outside of the United States.

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $2,176,000 in 1999 compared to $1,973,000 in 1998 and $1,798,000 in 1997. Ex-
penditure increased by 10% in 1999 mainly associated with new products and customer projects.

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

Employees and labor relations

As of September 30, 1999, the Company employed 252 full-time employees, of whom 22 were in the United States, 222 were in the United Kingdom, 6 were in France, and 2 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 2  PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Bur-lington, Massachusetts, under a lease expiring in 2003, with both parties able to give 12 months notice to terminate. The building is used for the de-velopment, distribution and service of electronic controls, together with sales and corporate offices. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it lo-cated in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. 5,000 square feet of space is also rented near Paris, France under a lease expiring in December 2000. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales.

The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's opera-tions.

ITEM 3  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its financial position.
                                   4

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer     Age     Position
----------------------------------------------------------------------------
Matthew Boyle        37     President & Chief Executive Officer

Paul A. McPartlin    54     Vice President & Chief Financial Officer

Paul B. Rosenberg    67     Treasurer
----------------------------------------------------------------------------

All officers serve until the next annual meeting and until their successors are elected and qualified. All officers have served in their present posi-tions for more than 5 years, except for Mr. Boyle who was appointed Vice President and Chief Operating Officer on November 5, 1996 and President and Chief Executive Officer on November 13, 1997. From 1994, until he joined the Company in November 1996, Mr. Boyle was the General Manager of the Regu-lateurs Europa business of GEC Alsthom in Colchester, England. Prior to that Mr. Boyle was General Manager of the Scottish Strategic Business Unit of Hon-eywell Control Systems Ltd. Mr. McPartlin has been the Financial Director of the Company's UK operations for more than five years. Mr. Rosenberg is Presi-dent and CEO of Tech/Ops Corporation, a consulting firm.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange un-der the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table on page 21 of the Company's Annual Report to Shareholders for 1999 which is incorporated herein by refer-ence. At November 25, 1999, there were approximately 370 shareholders of rec-ord.

ITEM 6  SELECTED FINANCIAL DATA

A summary of selected financial data for the last ten years is shown on page 1 of the Company's Annual Report to Stockholders accompanying this report on Form 10-K and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A) Results of Operations

1999 compared to 1998

Sales in fiscal 1999 were $29,654,000, a decrease of $1,865,000, or 6%, com-pared to last year. Sales in the controls business declined by $1,393,000, or 5%. US controls sales were $381,000, or 3%, lower than last year and foreign controls sales declined by $1,012,000,or 6%. The decline in US sales occurred principally in the second half of the year and was due to overstocking at some large customers and some short-term delays in the start-up and comple-tion of new projects. The decrease in foreign controls sales was principally due to product introduction delays and depressed conditions in our Far East markets. Sales in our capacitor business of $1,770,000 were $472,000, or 21%, lower than last year. This was mainly due to continued weakness in the mar-kets served by ICW, our capacitor business.

Gross profit was 41% of sales in 1999 compared to 39% of sales in 1998. Gross profit was $12,153,000, a decrease of $147,000, compared to 1998. The im-provement in the gross profit percentage was mainly due to lower material costs and improved manufacturing efficiency.

Selling, research and administrative expenses increased by $215,000, or 3%. In the last half of fiscal 1999, following an internal review of its opera-tions, the Company commenced a two year plan to reorganize and refocus manu-facturing facilities based on their core competencies, reduce manufacturing costs and continue to improve quality. In addition the Company plans to ex-pand its world-wide sales presence and increase resources devoted to new product introduction and development. During fiscal 1999 the Company incurred costs associated with this plan of approximately $200,000 which were included in selling, research and administrative expenses.

Operating income was $4,640,000, or 16% of sales, compared to $5,002,000, also 16% of sales, in 1998. Operating income decreased by $362,000, or 7%. Operating income in the controls business was $4,564,000, a decrease of $114,000, or 2%. This decrease was principally due to lower sales and the costs of the plan to reorganize and refocus the business. Operating income in the capacitor business was $278,000, or 16% of sales, a decrease of $259,000 compared to last year, principally due to lower sales. Income before income taxes was $4,703,000, a decrease of $382,000, or 8%. Income taxes were 34% of pre-tax income in 1999 compared to 36% in 1998. The decrease in the average tax rate was mainly due to a combination of lower foreign tax rates and in-creased foreign tax credits. Net income was $3,125,000, a decrease of $144,000, or 4%. Basic income per share was $1.00 in 1999 compared to $1.05 in 1998 and fully-diluted income per share was $1.00 in 1999 compared to $1.04 in 1998.

The Company has considered the anticipated effects of new accounting stan-dards and concluded that they would not be material.

The Company does not currently have any derivative instruments and does not carry out hedging activities, therefore it does not anticipate any impact arising from SFAS #133.

1998 compared to 1997

Sales in fiscal 1998 were an all-time record at $31,519,000, an increase of $4,210,000, or 15%, compared to 1997. Price increases accounted for approxi-mately $500,000 of the increase in sales, with the remaining 14% due to higher physical volumes.

Sales in the United States increased by $1,309,000, or 13%, mainly due to in-creased shipments to the fork lift truck and aerial lift markets. Market con-ditions in the US mining market continued at a low level. In other markets, mainly Europe and the Far East, which accounted for 64% of revenues, sales increased by 17% mainly due to better conditions in the fork lift truck and aerial lift markets. The economic turmoil in the Far East during 1998 had a minimal impact on sales and profits as much of the Company's business with customers headquartered there was destined for European markets. The markets served by ICW Ltd., the capacitor business based in the UK, continued to be difficult, with sales down by 7% compared to 1997.

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

Operating income was $5,002,000, or 16% of sales, compared to $2,966,000, or 11% of sales in 1997. After adjusting for the impact of the $600,000 charge in 1997, operating income increased by $1,436,000, or 40%, compared to an in-crease in sales of 15%. Income before income taxes was $5,085,000, an in-crease of 71% compared to 1997. On a comparable basis, after an adjustment for the charge in 1997, income before income taxes increased by 43%. Income taxes were 35.7% of pretax income compared to 36.2% in 1997. The decrease in the tax rate was mainly due to lower foreign tax rates.

Net income was $3,269,000, an increase of 73% compared to 1997 when net in-come was $1,891,000. On a comparable basis, after adjusting for the impact of the $600,000 pretax charge in fiscal 1997, net income increased by 43% com-pared to a 15% gain in sales. Basic income per share was $1.05 compared to $.61 in 1997, an increase of 72%. Fully diluted income per share was $1.04 per share, compared to $.60 in fiscal 1997.

B) Liquidity and Capital Resources

Cash balances increased by $236,000 during fiscal 1999 to $3,675,000. However short-term investments decreased by $549,000. Operating activities generated $2,754,000 of cash which funded dividends of $2,238,000. Spending on prop-erty, plant and equipment was $641,000, principally relating to new products and improved manufacturing facilities.

The Company has, since January 1990, maintained a program of regular cash dividends, which currently amounts to $561,000 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected opera-tions and capital spending programs, as well as continuation of the cash dividend.

C) Year 2000 Issues

The Company has conducted a review of both its state of readiness with re-spect to Year 2000 issues and that of its key suppliers and customers. This review indicates that the Company's products do not include date-sensitive technology and therefore do not present a Year 2000 exposure.

Conclusions from this review of the Company's internal systems, including In-formation Technology (IT) and non IT systems, indicated certain issues re-lated to Year 2000. The Company has resolved each of these issues at a cost of approximately $45,000. The Company's circularization of both vendors and customers indicates that there are no key vendors or customers who are not compliant.

The Company's contingency planning to date has focused on cash availability and both raw material and finished goods inventory planning to ensure that the critical elements of the Company's operations will not be impacted by any potential short-term disruption which may occur in January 2000.
Due to the nature of the Company's business, and based on the results of the review performed to date, management does not believe that Year 2000 issues will have a material effect on its results of operations, liquidity or finan-cial condition.

This discussion of Year 2000 issues is based upon management's best estimates of future events and conditions, and actual results could differ materially from those currently projected. Specific factors that could adversely affect the Company include failure by significant customers and suppliers to achieve Year 2000 compliance and external forces that might generally affect busi-ness, such as utility or transportation company Year 2000 compliance fail-ures.

D) Impact of the Euro on Tech/Ops Sevcon

In January 1999 many European countries in which the Company does business adopted the Euro as a common currency replacing the currencies of the indi-vidual countries. There will be a three year transition period during which the Euro will replace the French Franc as the functional currency of our French subsidiary. This is not expected to have a material impact on the Com-pany. Most of the Company's manufacturing activities take place in the UK which has not announced plans to adopt the Euro.

In addition, it is anticipated that, as the Euro gains greater acceptance, certain sales and expenses currently denominated in sterling are likely to switch into Euros which will tend to increase the volatility of the Company's revenues and income due to changes in foreign exchange rates. At the appro-priate time the Company may undertake hedging activities to mitigate its po-tential increased exposure to foreign exchange risk.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

September 30, 1999 and 1998                         (in thousands of dollars)
-----------------------------------------------------------------------------
ASSETS                                                          1999    1998
Current assets:
Cash and cash equivalents                                    $ 3,675 $ 3,439
  Short-term investments                                           -     549
  Receivables, net of allowances for doubtful accounts
   of $174,000 in 1999 and $197,000 in 1998                    5,566   6,091
  Inventories                                                  4,212   3,060
-----------------------------------------------------------------------------
Total current assets                                          13,453  13,139
-----------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                           23      24
  Buildings and improvements                                   2,083   2,092
  Equipment                                                    5,176   4,836
-----------------------------------------------------------------------------
                                                               7,282   6,952
    Less: accumulated depreciation and amortization            4,051   3,742
-----------------------------------------------------------------------------
Net property, plant and equipment                              3,231   3,210
-----------------------------------------------------------------------------
Cost of purchased businesses in excess of net assets acquired  1,435   1,435
-----------------------------------------------------------------------------
TOTAL ASSETS                                                 $18,119 $17,784
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                           $ 2,650 $ 2,166
  Dividend payable                                               561     559
  Accrued compensation and related costs                       1,116   1,203
  Other accrued expenses                                       1,834   1,923
  Accrued and deferred taxes on income                           409     976
-----------------------------------------------------------------------------
Total current liabilities                                      6,570   6,827
-----------------------------------------------------------------------------
Deferred taxes on income                                         138     164
-----------------------------------------------------------------------------
Commitments and contingencies (note 5)
-----------------------------------------------------------------------------






STOCKHOLDERS' INVESTMENT
Preferred stock, par value $.10 per share
  - authorized - 1,000,000 shares; outstanding - none              -       -
Common stock, par value $.10 per share
  - authorized - 8,000,000 shares; outstanding
    3,115,306 shares in 1999 and 3,107,873 in 1998               312     311
Premium paid in on common stock                                3,924   3,848
Retained earnings                                              7,811   6,970
Cumulative translation adjustment                               (636)   (336)
-----------------------------------------------------------------------------
Total stockholders' investment                               $11,411 $10,793
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $18,119 $17,784
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.















CONSOLIDATED STATEMENTS OF INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1999, 1998 and 1997 (in thousands except per share data)
-----------------------------------------------------------------------------
                                                        1999    1998    1997
-----------------------------------------------------------------------------
Net sales                                            $29,654 $31,519 $27,309
-----------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                       17,501  19,219  17,693
  Selling, research and administrative                 7,513   7,298   6,650
-----------------------------------------------------------------------------
                                                      25,014  26,517  24,343
-----------------------------------------------------------------------------
Operating income                                       4,640   5,002   2,966
Interest expense                                          (6)    (39)    (44)
Interest income                                          110     104      85
Other income (expense), net                              (41)     18     (39)
-----------------------------------------------------------------------------
Income before income taxes                             4,703   5,085   2,968
Income taxes                                          (1,578) (1,816) (1,077)
-----------------------------------------------------------------------------
Net income                                           $ 3,125 $ 3,269 $ 1,891
-----------------------------------------------------------------------------
Basic income per share                               $  1.00 $  1.05 $   .61
-----------------------------------------------------------------------------
Fully-diluted income per share                       $  1.00 $  1.04 $   .60
-----------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1999, 1998 and 1997 (in thousands of dol-
lars)
-----------------------------------------------------------------------------
                                                        1999    1998    1997
-----------------------------------------------------------------------------
Net income                                           $ 3,125 $ 3,269 $ 1,891
Foreign currency translation adjustment                 (300)    298     (54)
-----------------------------------------------------------------------------
Comprehensive income                                 $ 2,825 $ 3,567 $ 1,837
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1997, 1998 and 1999 (in thousands of dol-
lars)
-----------------------------------------------------------------------------
                                      Premium
                                         paid          Cumulative      Total
                                        in on              trans-     stock-
                     Common Treasury   common Retained     lation   holders'
                      stock    stock    stock earnings adjustment investment
-----------------------------------------------------------------------------
Balance September 30,
  1996               $  310    $(122)  $3,716   $5,787      $(580)    $9,111

Net income                -        -        -    1,891          -      1,891

Dividends ($.60
per share)                -        -        -   (1,854)         -     (1,854)

Currency
  translation
  adjustment              -        -        -        -        (54)       (54)

Tax benefit
  on exercise of
  stock options           -        -       17        -          -         17

Exercise of
  stock options           -       37       (3)     (38)         -         (4)
-----------------------------------------------------------------------------
Balance September 30,
  1997                  310      (85)   3,730    5,786       (634)     9,107
-----------------------------------------------------------------------------
Net income                -        -        -    3,269          -      3,269

Dividends ($.63
per share)                -        -        -   (1,954)         -     (1,954)

Currency
  translation
  adjustment              -        -        -        -        298        298

Tax benefit
  on exercise of
  stock options           -        -       87        -          -         87

Exercise of
  stock options           1       85       31     (131)         -        (14)
-----------------------------------------------------------------------------
Balance September 30,
  1998                  311        -    3,848    6,970       (336)    10,793
-----------------------------------------------------------------------------

Net income                -        -        -    3,125          -      3,125

Dividends ($.72
  per share)              -        -        -   (2,240)         -     (2,240)

Currency
  translation
  adjustment              -        -        -        -       (300)      (300)

Tax benefit
  on exercise of
  stock options           -        -       36        -          -         36

Exercise of
  stock options           1        -       40      (44)         -         (3)
-----------------------------------------------------------------------------
Balance September 30,
  1999               $  312   $    -   $3,924   $7,811      $(636)   $11,411
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
















CONSOLIDATED STATEMENTS OF CASH FLOWS
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

For the Years ended September 30, 1999, 1998 and 1997 (in thousands of dol-
lars)
-----------------------------------------------------------------------------
                                                      1999     1998     1997
-----------------------------------------------------------------------------
Net cash flow from operating activities:
Net income                                         $ 3,125  $ 3,269  $ 1,891
Adjustments to reconcile net income to net cash
from operating activities:
  Depreciation and amortization                        505      530      354
  Deferred tax provision                               (26)       8       (5)
  Increase (decrease) in cash resulting from
  changes in operating assets and liabilities:
    Receivables                                        525     (454)    (251)
    Inventories                                     (1,152)      66      502
    Accounts payable                                   484      396      (51)
    Accrued compensation and expenses                 (176)     432      406
    Accrued and deferred taxes on income              (531)     581     (302)
    Other assets                                         -        6       11
-----------------------------------------------------------------------------
Net cash generated from operating activities         2,754    4,834    2,555
-----------------------------------------------------------------------------
Cash flow used by investing activities:
  Acquisition of property, plant and equipment        (641)    (993)  (1,673)
  Acquisition and disposal of short-term investments   549     (549)       -
-----------------------------------------------------------------------------
Net cash used by investing activities                  (92)  (1,542)  (1,673)
-----------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                             (49)    (106)     (31)
  Exercise of stock options                             46       91       28
  Proceeds of long-term debt                             -        -      704
  Repayments of long-term debt                           -     (513)    (201)
  Dividends paid                                    (2,238)  (1,858)  (1,854)
-----------------------------------------------------------------------------
  Net cash used by financing activities             (2,241)  (2,386)  (1,354)
-----------------------------------------------------------------------------
Effect of exchange rate changes on cash               (185)     172      (53)
-----------------------------------------------------------------------------
Net increase (decrease) in cash                        236    1,078     (525)
Beginning balance - cash and cash equivalents        3,439    2,361    2,886
-----------------------------------------------------------------------------
Ending balance - cash and cash equivalents         $ 3,675  $ 3,439  $ 2,361
-----------------------------------------------------------------------------



Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $ 2,026  $ 1,281  $ 1,348
  Cash paid for interest                           $     6  $    39  $    44
-----------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
  Dividend declared                                $   561  $   559  $   463
-----------------------------------------------------------------------------

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

The amount by which the cost of purchased businesses included in the accompa-nying financial statements exceeded the fair value of net assets at the date of acquisition has been charged to "cost of purchased businesses in excess of net assets acquired". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has di-minished. The Company considers the future profitability of the business in assessing the value of this asset. The excess related to acquisitions initi-ated prior to November 1, 1970 ($1,435,000) is not being amortized, since in the opinion of management there has been no diminution in the value of the excess related to these acquisitions. The excess related to subsequent acqui-sitions has been fully amortized.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company's only post shipment obligation relates to warranty in the normal course of business for which adequate ongoing reserves are maintained.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $2,176,000 in 1999, $1,973,000 in 1998 and $1,798,000 in 1997. This expense is included in selling, research and ad-ministrative expense in the income statement.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their esti-mated useful lives, which are primarily fifty years for buildings and seven years for equipment. Maintenance and repairs are charged to expense and re-newals and betterments are capitalized.

E. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it op-erates. The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement #109 (SFAS #109). Under SFAS #109, the financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns.

F. Inventories

Inventories are priced at the lower of cost or market. Inventory costs in-clude materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and are comprised of:
                             16

                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                               1999     1998
-----------------------------------------------------------------------------
Raw materials                                               $ 2,080  $ 1,702
Work-in-process                                               1,112      713
Finished goods                                                1,020      645
-----------------------------------------------------------------------------
                                                            $ 4,212  $ 3,060
-----------------------------------------------------------------------------

G. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidi-aries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from for-eign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and in stock-holders' investment in the balance sheet. Foreign currency transaction gains and losses are included in costs and expenses.

H. Cash equivalents and short-term investments

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. Highly liquid investments with maturi-ties greater than 90 days and less than one year are classified as short-term investments.

Such investments are generally money market funds, bank certificates of de-posit, US Treasury bills and short-term bank deposits in Europe.

I. Earnings per share

Basic and fully-diluted net income per common share for the three years ended September 30, 1999 are calculated as follows:

                                        (in thousands except per share date)
-----------------------------------------------------------------------------
                                                     1999     1998     1997
----------------------------------------------------------------------------
Net income                                         $ 3,125  $ 3,269  $ 1,891
Weighted average shares outstanding                  3,110    3,099    3,091
Basic income per share                             $  1.00  $  1.05  $   .61
-----------------------------------------------------------------------------
Options outstanding - common stock equivalents          26       40       46
Average common and common equivalent shares
  outstanding                                        3,136    3,139    3,137
Fully-diluted income per share                     $  1.00  $  1.04  $   .60
-----------------------------------------------------------------------------

J. Use of estimates in the preparation of financial statements

The presentation of financial statements in conformity with generally ac-cepted accounting principles requires management to make estimates and as-sumptions that affect the reported amounts of assets and liabilities and dis-closures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the report-ing periods. Operating results in the future could vary from the amounts de-rived from management's estimates and assumptions.

K. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equiva-lents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 1999, ap-proximate fair value due to the short term nature of these instruments.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

In connection with the exercise of employee stock options, the Company repur-chased the following "mature" shares from employees 1997 - 2,300; 1998 - 7,511; 1999 - 3,992. The shares repurchased in 1999 were retired.

(3) STOCK-BASED COMPENSATION PLANS

There were 79,000 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 1999. Options for 20,000 shares were granted in Novem-ber 1998 at market price on the date of grant. Subsequently 10,000 of these options were cancelled.

Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of Stock Appreciation Rights (SARs), either separately, or in relation to options granted, and for the grant of bonus shares. No SARs or bonus shares have been granted.

In January 1998 the stockholders approved the 1998 Directors Option Plan re-serving 50,000 shares for issue under the plan. Options for a total of 30,000 shares were granted to 6 directors at market price on January 28, 1998, and options for a further 5,000 shares were granted to one newly elected director at market price on September 21, 1999.

SFAS #123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25. The Company has elected to account for its stock based compensation plans under APB #25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equalled the following pro forma amounts:
                                18

-----------------------------------------------------------------------------
                             (in thousands of dollars except per share data)
                                                      1999     1998     1997
-----------------------------------------------------------------------------
Net income                          As reported    $ 3,125  $ 3,269  $ 1,891
                                    Pro forma        3,080    3,231    1,881

Basic net income per share          As reported    $  1.00  $  1.05  $   .61
                                    Pro forma      $   .99  $  1.04  $   .61

Fully-diluted net income per share  As reported    $  1.00  $  1.05  $   .60
                                    Pro forma      $   .98  $  1.03  $   .60
-----------------------------------------------------------------------------

The effects of applying SFAS #123 in this pro forma disclosure are not in-dicative of future amounts. SFAS #123 does not apply to awards prior to fis-cal 1996 and additional awards in future years are anticipated.

Option transactions under the plans for the three years ended September 30, 1999 were as follows:

                                                                    Weighted
                                                         Shares      average
                                                          under     exercise
                                                         option        price
-----------------------------------------------------------------------------
Outstanding at September 30, 1996                        72,977       $ 4.57
Granted in 1997                                          20,000        14.31
Exercised in 1997                                        (6,000)        4.63
-----------------------------------------------------------------------------
Outstanding at September 30, 1997                        86,977         6.81
Granted in 1998                                          50,000        14.61
Exercised in 1998                                       (22,152)        4.11
-----------------------------------------------------------------------------
Outstanding at September 30, 1998                       114,825        10.73
Granted in 1999                                          25,000        13.28
Cancelled in 1999                                       (10,000)       13.97
Exercised in 1999                                       (10,825)        4.24
-----------------------------------------------------------------------------
Outstanding at September 30, 1999                       119,000       $11.61
Exercisable at September 30, 1999                        43,000       $ 6.96
-----------------------------------------------------------------------------
Weighted average fair value of options granted in 1999                $ 4.90
-----------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the three grants in 1999: risk-free interest rate of 6%; expected dividend yield of 4.2%; expected life of 7 years; expected volatil-ity of 50%. For options outstanding at September 30, 1999 the exercise prices were between $4.97 and $15.19 with a weighted average remaining contractual life of 6.6 years.
                                  19

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as fol-lows:

                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      1999     1998     1997
-----------------------------------------------------------------------------
Domestic                                            $  839   $1,271   $  493
Foreign                                              3,864    3,814    2,475
-----------------------------------------------------------------------------
                                                    $4,703   $5,085   $2,968
-----------------------------------------------------------------------------

The components of the provision for income taxes for the years ended Septem-ber 30, 1999, 1998 and 1997 are as follows:

                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                              1999
-----------------------------------------------------------------------------
                                              Current     Deferred     Total
-----------------------------------------------------------------------------
Federal                                       $   299      $    11   $   310
State                                              91            3        94
Foreign                                         1,169            5     1,174
-----------------------------------------------------------------------------
                                              $ 1,559      $    19   $ 1,578
-----------------------------------------------------------------------------
                                                              1998
-----------------------------------------------------------------------------
                                              Current     Deferred     Total
-----------------------------------------------------------------------------
Federal                                       $   430      $     7   $   437
State                                             142            2       144
Foreign                                         1,215           20     1,235
-----------------------------------------------------------------------------
                                              $ 1,787      $    29   $ 1,816
-----------------------------------------------------------------------------
                                                              1997
-----------------------------------------------------------------------------
                                              Current     Deferred     Total
-----------------------------------------------------------------------------
Federal                                       $   195      $   (18)  $   177
State                                              87           (6)       81
Foreign                                           837          (18)      819
-----------------------------------------------------------------------------
                                              $ 1,119      $   (42)  $ 1,077
-----------------------------------------------------------------------------

                                20

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the in-come before income taxes. The following is a summary of the major items af-fecting the provision:

-----------------------------------------------------------------------------
                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      1999     1998     1997
-----------------------------------------------------------------------------
Statutory Federal income tax rate rate                 34%      34%      34%
Computed tax provision at statutory rate            $1,599   $1,729   $1,009
Increases (decreases) resulting from:
  Foreign tax rate differentials                       (60)     (35)       4
  State taxes net of federal tax benefit                62       95       53
  Foreign tax credits and other                        (23)      27       11
-----------------------------------------------------------------------------
Income tax provision in the Statement of Income     $1,578   $1,816   $1,077
-----------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transac-tions for financial reporting and tax purposes. The significant items com-prising the domestic and foreign deferred tax accounts at September 30, 1999 and 1998 are as follows:

-----------------------------------------------------------------------------
                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                           1999
-----------------------------------------------------------------------------
                                            Domestic    Foreign      Foreign
                                             current    current    long-term
-----------------------------------------------------------------------------
Assets:
  Pension accruals                           $   247    $     -      $     -
  Inventory basis differences                     35         41            -
  Warranty reserves                               50          -            -
  Other (net)                                     90         21            -
-----------------------------------------------------------------------------
                                                 422         62            -
Liabilities:
  Prepaid pension                                  -        (62)           -
  Property basis differences                       -          -         (138)
-----------------------------------------------------------------------------
Net asset (liability)                            422          -         (138)
Valuation allowance                             (292)         -            -
-----------------------------------------------------------------------------
Net deferred tax asset (liability)           $   130    $     -      $  (138)
-----------------------------------------------------------------------------
                                21

                                                           1998
-----------------------------------------------------------------------------
                                            Domestic    Foreign      Foreign
                                             current    current    long-term
-----------------------------------------------------------------------------
Assets:
  Pension accruals                           $   240    $     -      $     -
  Inventory basis differences                     32         29            -
  Warranty reserves                               45          -            -
  Foreign tax credit carry forwards              110          -            -
  Other (net)                                    105         45            -
-----------------------------------------------------------------------------
                                                 532         74            -
Liabilities:
  Prepaid pension                                  -        (65)           -
  Property basis differences                       -          -         (164)
-----------------------------------------------------------------------------
Net asset (liability)                            532          9         (164)
Valuation allowance                             (402)         -            -
-----------------------------------------------------------------------------
Net deferred tax asset (liability)           $   130    $     9      $  (164)
-----------------------------------------------------------------------------

The valuation allowance is provided when it is probable that some portion of the deferred tax asset will not be realized.


(5) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings but believes that it is remote that the outcome will be material to operations.

Tech/Ops Sevcon has entered into a consulting agreement, which expires on De-cember 31, 1999, with a company owned by two of its directors. Under the terms of the agreement, the annual cost of these services will not exceed $100,000. This cost covers the provision of the corporate office of the Com-pany, administrative support services and a payment of $30,000 per year to Mr. Rosenberg for his services as the Company's Treasurer.

In connection with the transfer in 1988 of the electronic controls business from Tech/Ops, Inc. (Tech/Ops), the former parent company, Tech/Ops Sevcon entered into a Liability Assumption and Sharing Agreement with Tech/Ops and another former subsidiary of Tech/Ops. Liabilities incurred and expensed in connection with this agreement have not been significant.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 1999 was $241,000.

                               22

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30; 2000 - $193,000; 2001 - $30,000; 2002 -
$21,000; 2003 - $21,000; 2004 - $21,000 and $1,312,000 thereafter. Net rent-
als of certain land, buildings and equipment charged to expense were $201,000 in 1999, $177,000 in 1998, and $175,000 in 1997.

(6) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon.


-----------------------------------------------------------------------------
                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                              1999      1998
-----------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                  $ 7,665   $ 6,554
  Service cost                                                 511       441
  Interest cost                                                521       453
  Plan Participants Contributions                              184       150
  Actuarial (gain) loss                                       (136)      325
  Benefits paid                                             (1,059)     (562)
  Foreign Currency Exchange Rate Changes                      (201)      304
-----------------------------------------------------------------------------
Benefit obligation at end of year                            7,485     7,665
-----------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year             7,572     7,011
  Actual return on plan assets                               1,182       535
  Employer Contributions                                       184       123
  Plan Participants Contributions                              184       150
  Benefits paid                                             (1,059)     (562)
  Foreign Currency Exchange Rate Changes                      (196)      315
-----------------------------------------------------------------------------
Fair value of plan assets at end of year                     7,867     7,572
-----------------------------------------------------------------------------
Funded status                                                  382       (92)
Unrecognized transition obligation (asset)                    (158)     (214)
Unrecognized net actuarial (gain) loss                        (620)      149
-----------------------------------------------------------------------------
Accrued benefit cost                                       $  (396)  $  (157)
-----------------------------------------------------------------------------

                              23

The Tech/Ops Sevcon net pension cost included the following components as de-fined by SFAS #132.

-----------------------------------------------------------------------------
                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      1999     1998     1997
Components of net periodic benefit cost:
  Service cost                                     $   511  $   438  $   306
  Interest cost                                        521      450      465
  Expected return on plan assets                      (555)    (516)    (626)
  Amortization of transition obligation                (49)     (50)      72
  Recognized net actuarial loss                        (12)      (6)       -
-----------------------------------------------------------------------------
Net periodic benefit cost                          $   416  $   316  $   217
-----------------------------------------------------------------------------
Net cost of defined contribution plans             $    26  $    17  $    17
-----------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit ob-ligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8.0% in 1999, 1998 and 1997.

(7) SEGMENT INFORMATION

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

The accounting policies of the segments are the same as those described in note 1. Inter-segment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on oper-ating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Infor-mation concerning operations of these businesses is as follows:

                               24

-----------------------------------------------------------------------------
                                                   (in thousands of dollars)
-----------------------------------------------------------------------------
                                                     1999
-----------------------------------------------------------------------------
                               Controls    Capacitors    Corporate     Total
-----------------------------------------------------------------------------
Sales to external customers     $27,884       $ 1,770            -   $29,654
Inter-segment revenues                -           174            -       174
Operating income                  4,564           278         (202)    4,640
Depreciation and amortization       418            87            -       505
Identifiable assets              15,258         1,334        1,527    18,119
Capital expenditure                 607            34            -       641
-----------------------------------------------------------------------------




-----------------------------------------------------------------------------
                                                     1998
-----------------------------------------------------------------------------
                              Controls     Capacitors    Corporate     Total
-----------------------------------------------------------------------------
Sales to external customers    $29,277        $ 2,242      $     -   $31,519
Inter-segment revenues               -            183            -       183
Operating income                 4,678            537         (282)    5,002
Depreciation and amortization      490             40            -       530
Identifiable assets             14,351          1,523        1,910    17,784
Capital expenditure                922             71            -       993
-----------------------------------------------------------------------------
                                                     1997
-----------------------------------------------------------------------------
                              Controls     Capacitors    Corporate     Total
-----------------------------------------------------------------------------
Sales to external customers    $24,930        $ 2,379      $     -   $27,309
Inter-segment revenues               -            246            -       246
Operating income                 2,746            600         (380)    2,966
Depreciation and amortization      309             45            -       354
Identifiable assets             13,173          1,417          595    15,185
Capital expenditure              1,659             14            -     1,673
-----------------------------------------------------------------------------

The Company has businesses located in the USA, the United Kingdom and France. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

                                25


-----------------------------------------------------------------------------
                                                  (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      1999     1998     1997
-----------------------------------------------------------------------------
Sales:
US sales                                           $10,940  $11,321  $10,012
Foreign sales:
  United Kingdom                                    13,363   15,374   13,534
  France                                             5,351    4,824    3,763
-----------------------------------------------------------------------------
Total Foreign                                       18,714   20,198   17,297
-----------------------------------------------------------------------------
Total sales                                        $29,654  $31,519  $27,309
-----------------------------------------------------------------------------
Long-lived assets:
USA                                                $ 1,621  $ 1,571  $ 1,536
United Kingdom                                       2,991    3,039    2,465
France                                                  54       35       54
-----------------------------------------------------------------------------
Total                                              $ 4,666  $ 4,645  $ 4,055
-----------------------------------------------------------------------------

The business located in the USA services customers in North and South Amer-ica. The business located in France services customers in France, Spain, Por-tugal, Belgium and North Africa. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East.

Tech/Ops Sevcon's largest customer accounted for 8.9% of sales in 1999, 9.9% in 1998 and 9.4% in 1997.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stock-holder's investment, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1999 in confor-mity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic finan-cial statements taken as a whole. The schedule listed in the index of finan-cial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial state-ments. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 1, 1999
















Item 9 Changes in and Disagreements with Accountants on Accounting and Finan-cial Disclosure

None.

Part  III

Item 10 Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorpo-rated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 An-nual Meeting of Stockholders.

Item 11 Executive Compensation

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," "Executive Com-pensation," "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12 Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference from the information under the captions "Beneficial Ownership of Common Stock" and "Election of Direc-tors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stock-holders.

Item 13 Certain Relationships and Related Transactions

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.



Part  IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

The exhibits filed as part of this Form 10-K are listed on the Exhibit Index below.

(b) Financial statements and schedule

The financial statements and financial statement schedule listed under Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.

(c) Form 8-K

None filed during the quarter ended September 30, 1999.

INDEX TO EXHIBITS

*(3)(a) Certificate of Incorporation of the registrant (incorporated by ref-erence to Exhibit (3)(a) to Annual Report for the fiscal year ended September 30, 1994).

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

*(10)(e) Board resolution terminating Directors' Retirement Plan (incorpo-rated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).

*(10)(f) Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

(13)(a) Portions of the 1999 Tech/Ops Sevcon, Inc. Annual Report relating to market prices of, and dividends paid on, registrant's common stock incorporated by reference into Part 2 of this Form 10-K.

(13)(b) Portions of the 1999 Tech/Ops Sevcon, Inc. Annual Report relating to selected financial data incorporated by reference into Part 2 of this Form 10-K.

(21) Subsidiaries of the registrant.

                                 29

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


                         TECH/OPS SEVCON, INC.

                         By /s/ Matthew Boyle            December 10, 1999
                         Matthew Boyle
                         President and Chief
                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated:

Signature                Title                           Date

/s/ Matthew Boyle        President, Chief Executive      December 10, 1999
-----------------        Officer and Director
    Matthew Boyle        (Principal Executive Officer)

/s/ Paul A. McPartlin    Vice President and Chief        December 10, 1999
---------------------    Financial Officer
    Paul A. McPartlin    (Principal Financial and
                         Accounting Officer)

/s/ Gideon Argov         Director                        December 10, 1999
----------------
    Gideon Argov

/s/ Paul B. Rosenberg    Director                        December 10, 1999
---------------------
    Paul B. Rosenberg

/s/ Herbert Roth, Jr.    Director                        December 10, 1999
--------------------
    Herbert Roth, Jr.

/s/ Marvin G. Schorr     Director                        December 10, 1999
--------------------
Marvin G. Schorr

/s/ Bernard F. Start     Director                        December 10, 1999
--------------------
    Bernard F. Start

/s/ David Steadman       Director                        December 10, 1999
------------------
    David Steadman

/s/ C. Vincent Vappi     Director                        December 10, 1999
--------------------
    C. Vincent Vappi

QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 1999 and 1998 is set out below:
                                        (in thousands except per share data)
-----------------------------------------------------------------------------
                                   First   Second    Third   Fourth    Total
                                 Quarter  Quarter  Quarter  Quarter     Year
-----------------------------------------------------------------------------
1999 Quarters
-----------------------------------------------------------------------------
Net sales                        $ 8,004  $ 8,005  $ 7,802  $ 5,843  $29,654
Gross profit                       3,264    3,352    3,234    2,303   12,153
Operating income                   1,375    1,466    1,197      602    4,640
Net income                           930      959      774      462    3,125
-----------------------------------------------------------------------------
Basic income per share           $   .30  $   .31  $   .25  $   .15  $  1.00
-----------------------------------------------------------------------------
Fully-diluted income per share   $   .30  $   .31  $   .25  $   .15  $  1.00
-----------------------------------------------------------------------------
Cash dividends per share         $   .18  $   .18  $   .18  $   .18  $   .72
-----------------------------------------------------------------------------
Common stock price per share
     - High                      $ 14.75  $ 18.50  $ 15.25  $ 14.50  $ 18.50
     - Low                         12.25    13.13    11.19     9.88     9.88
-----------------------------------------------------------------------------
1998 Quarters
-----------------------------------------------------------------------------
Net sales                        $ 7,049  $ 8,625  $ 8,472  $ 7,373  $31,519
Gross profit                       2,787    3,376    3,321    2,816   12,300
Operating income                     959    1,460    1,519    1,064    5,002
Net income                           605      930    1,002      732    3,269
-----------------------------------------------------------------------------
Basic income per share           $   .20  $   .30  $   .32  $   .24  $  1.05
-----------------------------------------------------------------------------
Fully-diluted income per share   $   .19  $   .30  $   .32  $   .23  $  1.04
-----------------------------------------------------------------------------
Cash dividends per share         $   .15  $   .15  $   .15  $   .18  $   .63
-----------------------------------------------------------------------------
Common stock price per share
     - High                      $ 14.50  $ 15.63  $ 17.75  $ 16.19  $ 17.75
     - Low                         11.50    12.75    14.75    10.81    10.81
-----------------------------------------------------------------------------










SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 1999
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                Additions
                                       Balance charged to Deductions  Balance
                                  at beginning      costs       from at close
                                       of year & expenses   reserves  of year
-----------------------------------------------------------------------------
For the year ended September 30, 1999:
Allowance for doubtful accounts        $   197    $     -  $ (23)(a)  $   174
-----------------------------------------------------------------------------
For the year ended September 30, 1998:
Allowance for doubtful accounts        $   158    $    43  $  (4)(b)  $   197
-----------------------------------------------------------------------------
For the year ended September 30, 1997:
Allowance for doubtful accounts        $   150    $    32  $ (24)(c)  $   158
-----------------------------------------------------------------------------

(a) Write off of uncollectible accounts $2; accounts collected $16; transla-tion adjustment $5
(b) Write off of uncollectible accounts $4
(c) Write off of uncollectible accounts $24














                                                                Exhibit 13 (a)

                        TECH/OP SEVCON, INC.

      Summary of the Market Prices of, and Dividends Paid on,
                   the Company's Common Stock

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table below. At November 25, 1999, there were approximately 370 shareholders of record, plus approximately 1,000 additional share-holders whose securities are held in "street" name.

                    First     Second     Third     Fourth      Total
                  Quarter    Quarter    Quarter    Quarter      Year
     Fiscal 1999
High               $14.75     $18.50     $15.25     $14.50    $18.50
Low                $12.25     $13.13     $11.19     $ 9.88    $ 9.88
Dividend           $  .18     $  .18     $  .18     $  .18    $  .72


                    First     Second     Third     Fourth      Total
                  Quarter    Quarter    Quarter    Quarter      Year

     Fiscal 1998
High               $14.50     $15.63     $17.75     $16.19    $17.75
Low                $11.50     $12.75     $14.75     $10.81    $10.81
Dividend           $  .15     $  .15     $  .15     $  .18    $  .63



</TABLE






                                                              Exhibit 13 (b)

                        TECH/OP SEVCON, INC.

                       Selected Financial Data

A summary of selected financial data for the last five years is shown in the table below:

For the five years ended September 30: (in 000's except per share data)

                                  1999     1998     1997     1996     1995
                                  ----     ----     ----     ----     ----
Net sales                         $29,654  $31,519  $27,309  $27,197  $22,431
Operating income                    4,640    5,002    2,966    4,570    3,695
Net income                          3,125    3,269    1,891    3,036    2,580
Basic income per share(a)         $  1.00  $  1.05  $   .61  $   .97  $   .81
Cash dividends per share(a)       $   .72  $   .63  $   .60  $  .525  $  .425
Average shares issued(a)            3,110    3,099    3,091    3,145    3,171
Stockholders' investment          $11,411  $10,793  $ 9,107  $ 9,111  $ 8,125
Return on stockholders'investment   29.0%    35.9%    20.8%    37.4%    39.7%
Total assets                      $18,119  $17,784  $15,185  $14,645  $12,981
Long-term debt                    $    -   $    -   $   278  $    -   $     -

</TABLE

(a)  Restated to reflect a two-for-one stock split effective August
28, 1995.











                                                                  Exhibit 21

                        TECH/OP SEVCON, INC.

                   Subsidiaries of the Registrant

                                                 Percentage of voting
                          State or other      securities owned by its
                          jurisdiction of        immediate parent at
        Name               organization           September 30, 1999
        ====               ============           ==================

Sevcon, Inc.                  Delaware                      100 %

Sevcon Ltd.                 United Kingdom                  100 %
  Tech/Ops Sevcon Ltd.      United Kingdom                  100 % (A)
  Industrial Capacitors
      (Wrexham) Ltd.        United Kingdom                  100 % (A)
    ICW Capacitors Ltd.     United Kingdom                  100 % (B)

Sevcon S. A.                   France                       100 %

(A)  Owned by Sevcon Ltd.

(B)  Owned by Industrial Capacitors (Wrexham) Ltd.










                                                                  Exhibit 23

                      TECH/OP SEVCON, INC.

           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8
(File No. 33-42960 and No. 333-02113).


                                /s/ Arthur Andersen LLP
                                   -------------------
                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 29, 1999
















