Form 10-Q
period 1999-12-31
TECH OPS SEVCON INC
filed 2000-02-09
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

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

       40 North Avenue, Burlington, Massachusetts, 01803-3391
       ------------------------------------------------------
        (Address of principal executive offices and zip code)

                            (781) 229-7896
         ---------------------------------------------------
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 1, 2000
-----------------------------        -------------------------------
Common stock, par value $.10                     3,114,820

                                1

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                               ASSETS

                                              Dec 31,       Sept 30,
                                                1999           1999
                                            ---------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current assets:

    Cash and cash equivalents              $ 3,099,000   $ 3,675,000
    Accounts receivable, less allowances
       of $175,000 at 12/31/99
       and $174,000 at 9/30/99               6,334,000     5,566,000
    Inventories:
       Raw materials                         2,292,000     2,080,000
       Work-in-process                         814,000     1,112,000
       Finished goods                          964,000     1,020,000
                                             ---------     ---------
                                             4,070,000     4,212,000
                                             ---------     ---------
            Total current assets            13,973,000    13,453,000
                                             ---------    ----------

Property, plant and equipment, at cost       7,242,000     7,282,000
    Less:  Accumulated depreciation
           and amortization                  4,040,000     4,051,000
                                             ---------     ---------
      Net property, plant
        and equipment                        3,202,000     3,231,000
                                             ---------     ---------
Cost of purchased businesses in excess
   of net assets acquired                    1,435,000     1,435,000
                                             ----------   ----------
                                           $18,140,000   $18,119,000
                                            ==========    ==========



The accompanying notes are an integral part of these financial statements.

                                  2

                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              Dec 31,       Sept 30,
                                                1999           1999
                                             --------   ------------
                                           (unaudited) (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         2,759,000     2,650,000
    Dividend payable                           561,000       561,000
    Accrued expenses                         2,894,000     2,950,000
    Accrued taxes on income                    536,000       409,000
                                             ---------     ---------
        Total current liabilities            6,750,000     6,570,000
                                             ---------     ---------


Deferred taxes on income                       135,000       138,000
                                             ---------     ---------

Stockholders' investment

    Preferred stock                                 -             -
    Common stock                               312,000       312,000
    Premium paid in on common stock          3,924,000     3,924,000
    Retained earnings                        7,866,000     7,811,000
    Cumulative translation adjustment         (847,000)     (636,000)
                                            ----------    ----------
       Total stockholders' investment      $11,255,000   $11,411,000
                                            ----------    ----------
                                           $18,140,000   $18,119,000
                                            ==========    ==========








The accompanying notes are an integral part of these financial statements.
                                3

                      TECH/OPS SEVCON, INC.
                 Consolidated Statement of Income
                         (Unaudited)

                                            Three Months Ended
                                           ---------------------
                                            Dec 31,      Dec 31,
                                              1999         1998
                                           --------     --------
Net sales                               $ 7,347,000  $ 8,004,000

Costs and expenses:
  Cost of sales                           4,458,000    4,740,000
  Selling, research and
    administrative                        1,966,000    1,889,000
                                          ---------    ---------
                                          6,424,000    6,629,000
                                          ---------    ---------
Operating income                            923,000    1,375,000

Other income (expense), net                  19,000       55,000
                                           --------     --------
Income before income taxes                  942,000    1,430,000

Income taxes                                328,000      500,000
                                            -------      -------
Net income                              $   614,000    $ 930,000
                                            =======      =======
Basic income per share                  $       .20    $     .30
                                                ===          ===
Fully diluted income per share          $       .20    $     .30
                                                ===          ===

           Consolidated Statement of Comprehensive Income
                         (Unaudited)
                                            Three Months Ended
                                           ---------------------
                                            Dec 31,      Dec 31,
                                              1999         1998
                                           --------     --------
Net income                              $   614,000    $ 930,000
Foreign currency translation adjustment    (211,000)    (122,000)
                                            -------      -------
Comprehensive income                    $   403,000    $ 808,000
                                            =======      =======

The accompanying notes are an integral part of these financial statements.
                                 4

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                                                Three Months Ended
                                               ---------------------
                                                Dec 31,      Dec 31,
                                                  1999         1998
                                               --------     --------
Net cash flow from operating activities:
  Net income                                 $  614,000    $ 930,000
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              117,000      135,000
     Deferred tax provision                    (  3,000)    (  4,000)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                             (768,000)    (540,000)
       Inventories                              142,000    ( 45,000)
       Accounts payable                         109,000      633,000
       Accrued compensation and expenses       ( 56,000)    (311,000)
       Accrued and deferred taxes on income     127,000      131,000
                                               --------      -------
  Net cash generated from (used by)
   operating activities                         282,000     929,000
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                             (151,000)    ( 69,000)
Cash flow from (used by) financing activities:
  Dividends paid                               (559,000)    (559,000)

Effect of exchange rate changes on cash        (148,000)    ( 52,000)
                                                -------     --------
Net increase (decrease) in cash                (576,000)     249,000
Opening balance - cash and cash equivalents   3,675,000    3,439,000
                                              ---------    ---------
Ending balance - cash and cash equivalents   $3,099,000   $3,688,000
                                              =========    =========
Supplemental disclosure of cash flow information
   Cash paid for income taxes                 $  59,000    $ 351,000
   Cash paid for interest                            -            -
                                                -------      -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                          $ 561,000    $ 559,000
                                                =======      =======
The accompanying notes are an integral part of these financial statements.
                                  5

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 1999

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments
(consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999 and December 31, 1998.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1999 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended
December 31, 1999 and December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On December 3, 1999, the Company declared a quarterly dividend of $.18 per share for the first quarter of fiscal 2000, which was paid on January 7, 2000 to stockholders of record on December 20, 1999. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.


(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows (in thousands, except for per share amounts):

                                        Three Months Ended
                                        ------------------
                                          Dec 31   Dec 27
                                            1999     1998
                                         -------   ------
Net income                               $  614   $  930
Basic income per share                   $  .20   $  .30

Average shares outstanding                3,115    3,108
Options outstanding - common stock
  equivalents                                18       29
Average common and common equivalent
  shares outstanding                      3,133    3,137

Fully diluted income per share           $  .20    $ .30
                                            ===      ===

                                6

(4)  Segment information

   The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

The accounting policies of the segments are the same as those described in note 1 to the 1999 Annual Report filed on Form 10-K. Inter-segment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                            (in thousands of dollars)
---------------------------------------------------------------------
                               Three months ended December 31, 1999
---------------------------------------------------------------------
                        Controls    Capacitors    Corporate     Total
---------------------------------------------------------------------
Sales to external
  customers              $ 6,879       $   468            -   $ 7,347
Inter-segment revenues         -            72            -        72
Operating income             900            85         ( 62)      923
Identifiable assets       14,506         1,208        2,426    18,140
---------------------------------------------------------------------

---------------------------------------------------------------------
                               Three months ended December 31, 1998
---------------------------------------------------------------------
                        Controls    Capacitors    Corporate     Total
---------------------------------------------------------------------

Sales to external
customers                $ 7,598       $   406            -   $ 8,004
Inter-segment revenues         -            41            -       174
Operating income           1,395            37         ( 57)    1,375
Identifiable assets       14,283         1,347        2,853    18,483

---------------------------------------------------------------------

                                 7

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended December 31, 1999

     Sales in the first fiscal quarter ended December 31, 1999 were $7,347,000, compared to $8,004,000 in the same quarter of the previous year, a decrease of $657,000, or 8%. Foreign currency fluctuations accounted for $305,000, or 4% of the sales decrease. Revenues in the U.S. Controller business increased by 6% due to increased demand in the fork lift truck and aerial lift markets. Sales in the European Controller markets decreased by 13%. Capacitor sales were 15% higher than last year due to a limited recovery from the difficult conditions in the European capacitor market during the past two years.

     Gross profit was 39.3% of sales compared to 40.8% in the first quarter of fiscal 1999, and was $375,000 lower than last year. The decrease in gross profit was attributable to foreign currency fluctuations, lower volumes, and adverse sales mix. Selling Research and administrative expenses for the quarter were $77,000, or 4%, higher than fiscal in 1999.

     Operating income was $923,000, a decrease of $452,000, or 33%, compared to the first quarter of last year. Foreign currency fluctuations caused a decrease in operating income of $135,000, or 10%. Operating income in the capacitor business segment increased by $48,000, or 130%, mainly due to increased volumes. In the controller business our plan to reorganize and refocus manufacturing facilities on their core competencies, reduce manufacturing costs, improve quality, expand our worldwide sales presence and increase new product introduction and development resources is ongoing. Implementation of this plan resulted in additional costs of $100,000 during the first quarter of fiscal 2000. The remainder of the decrease in controller business operating income was due to lower physical volumes and adverse sales mix.

     Income before income taxes was $614,000, compared to $930,000 last year, a decrease of $316,000, or 34%. Other income was $19,000 compared to $55,000 in fiscal 1999, a decrease of $36,000. This was principally due to a decrease in foreign currency translation gains compared to last year. Income taxes were 35% of pre-tax income in both periods. Basic and fully-diluted income per share decreased by 33%, from $.30 in the first quarter of fiscal 1999 to $.20 in the current year.
                              8

Year 2000 Issues

     Since January 1, 2000, the Company has not encountered any Year 2000 issues. Most of the Company's systems have been tested since that date without any Year 2000 issues becoming evident. No Year 2000 issues have been reported to us by either suppliers or customers.

     Prior to January 1, 2000 the Company conducted a review of both its state of readiness with respect to Year 2000 issues and that of its key suppliers and customers. This review indicated that the Company's products do not include date-sensitive technology and therefore do not present a Year 2000 exposure.

     Conclusions from this review of the Company's internal systems, including Information Technology (IT) and non IT systems, indicated certain issues related to Year 2000. The Company resolved each of these issues at a cost of approximately $45,000. The Company's circularization of both vendors and customers indicated that there were no key vendors or customers who were not compliant.

     The Company's contingency planning focused on cash availability and both raw material and finished goods inventory planning to ensure that the critical elements of the Company's operations will not be impacted by any short-term disruption which may occur early in 2000.

     Due to the nature of the Company's business, the lack of any Year 2000 issues during January 2000, and based on the results of the review, management does not believe that Year 2000 issues will have a material effect on its results of operations, liquidity or financial condition.

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



Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $561,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.


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


                                          TECH/OPS SEVCON, INC.



Date: February 7, 2000              By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                         Vice President Finance
                                       Principal Financial Officer
                              10