Form 10-Q
period 2000-03-31
TECH OPS SEVCON INC
filed 2000-05-15
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at May 1, 2000
----------------------------         --------------------------
Common stock, par value $.10                     3,114,820



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS
                           (in thousands)

                                              Mar 31,       Sept 30,
                                                2000           1999
                                            ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $ 2,644        $ 3,675
    Accounts receivable, less allowances
       of $225,000 at 3/31/2000
       and $174,000 at 9/30/99                 7,849          5,566
    Inventories:
       Raw materials                           2,507          2,080
       Work-in-process                           982          1,112
       Finished goods                            831          1,020
                                             -------        -------
                                               4,320          4,212
                                             -------        -------
            Total current assets              14,813         13,453
                                             -------        -------

Property, plant and equipment, at cost         7,312          7,282
    Less:  Accumulated depreciation
           and amortization                    4,091          4,051
                                             -------        -------
      Net property, plant
        and equipment                          3,221          3,231
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $19,469        $18,119
                                             =======        =======

The accompanying notes are an integral part of these financial statements.




                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Mar 31,       Sept 30,
                                                2000           1999
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 3,897         $ 2,650
    Dividend payable                             561             561
    Accrued expenses                           2,982           2,950
    Accrued taxes on income                      509             409
                                             -------         -------
        Total current liabilities              7,949           6,570
                                             -------         -------


Deferred taxes on income                         134             138
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 312             312
    Premium paid in on common stock            3,924           3,924
    Retained earnings                          8,110           7,811
    Cumulative translation adjustment           (960)           (636)
                                             -------         -------
       Total stockholders' investment        $11,386         $11,411
                                             -------         -------
                                             $19,469         $18,119
                                             =======         =======

The accompanying notes are an integral part of these financial statements.






                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,     Apr 3,     Mar 31,    Apr 3,
                                  2000       1999        2000      1999
                               -------    -------     -------   -------
Net sales                      $ 8,138    $ 8,005     $15,485   $16,009

Costs and expenses:
  Cost of sales                  4,865      4,653       9,323     9,393
  Selling, research and
    administrative               2,087      1,886       4,053     3,775
                               -------    -------     -------   -------
                                 6,952      6,539      13,376    13,168
                               -------    -------     -------   -------
Operating income                 1,186      1,466       2,109     2,841

Other income (expense), net          6          5          25        60
                               -------    -------     -------   -------
Income before income taxes       1,192      1,471       2,134     2,901

Income taxes                       386        512         714     1,012
                               -------    -------     -------   -------
Net income                     $   806    $   959       1,420     1,889
                               =======    =======     =======   =======
Basic income per share         $   .26    $   .31     $   .46   $   .61
                               =======    =======     =======   =======
Fully diluted income per share $   .26    $   .31     $   .45   $   .60
                               =======    =======     =======   =======

           Consolidated Statement of Comprehensive Income
                         (Unaudited)
                        (in thousands)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,     Apr 3,     Mar 31,    Apr 3,
                                  2000       1999        2000      1999
                               -------    -------     -------   -------
Net income                     $   806    $   959     $ 1,420   $ 1,889
Foreign currency
   translation adjustment         (113)      (297)       (324)     (419)
                               -------    -------     -------   -------
Comprehensive income           $   693    $   662     $ 1,096   $ 1,470
                               =======    =======     =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)

                                                    Six Months Ended
                                                   ------------------
                                                   Mar 31,      Apr 3,
                                                     2000        1999
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $ 1,420     $ 1,889
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    183         253
     Deferred tax provision                            (4)        (11)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                 (2,283)       (850)
       Inventories                                   (108)       (464)
       Accounts payable                             1,248          36
       Accrued compensation and expenses               32        (174)
       Accrued and deferred taxes on income           100         262
                                                  -------     -------
  Net cash generated from operating activities        588         941
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                   (236)       (247)
                                                  -------     -------
Cash flow (used by) financing activities:
  Dividends paid                                   (1,121)     (1,118)
  Exercise of stock options                             -          22
  Purchase of common stock                              -         (49)
                                                  -------     -------
  Net cash used by financing activities            (1,121)     (1,145)

Effect of exchange rate changes on cash              (264)       (232)
                                                  -------     -------
Net increase (decrease) in cash                    (1,032)        683
Opening balance - cash and cash equivalents         3,675       3,988
                                                  -------     -------
Ending balance - cash and cash equivalents        $ 2,644     $ 3,305
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $   592     $   692
   Cash paid for interest                               -           4
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $   561     $   560
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - March 31, 2000
                            (Unaudited)
(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31, 2000 and the results of operations and cash flows for the three months and six months ended March 31, 2000 and April 3, 1999.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1999 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 31, 2000 and April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On March 7, 2000, the Company declared a quarterly dividend of $.18 per share for the second quarter of fiscal 2000, which was paid on April 6, 2000 to stockholders of record on March 22, 2000. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                             (in thousands, except for per share amounts)

                                 Three Months Ended   Six Months Ended
                                 ------------------   ----------------
                                  Mar 31      Apr 3   Mar 31     Apr 3
                                    2000       1999     2000      1999
                                  ------     ------   ------    ------
Net income                        $  806     $  959   $1,420    $1,889
Basic income per share            $  .26     $  .31   $  .46    $  .61

Average shares outstanding         3,115      3,110    3,115     3,109

Options outstanding - common
  stock equivalents                   19         32       18        30

Average common and common
  equivalent shares outstanding    3,134      3,142    3,133     3,139

Fully diluted income per share    $  .26     $  .31   $  .45    $  .60
                                  ======     ======   ======    ======

(4)  Segment information

   The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

   The accounting policies of the segments are the same as those described in note 1 to the 1999 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
                                Three months ended March 31, 2000
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,616     $   522          -  $ 8,138
Inter-segment revenues              -          98          -       98
Operating income                1,081         145        (40)   1,186
Identifiable assets            15,978       1,404      2,087   19,469
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended April 3, 1999
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,599     $   406          -  $ 8,005
Inter-segment revenues              -          48          -       48
Operating income                1,427          63        (24)   1,466
Identifiable assets            13,160       1,234      3,725   18,119
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2000
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $14,495     $   990          -  $15,485
Inter-segment revenues              -         170          -      170
Operating income                1,981         230       (102)   2,109
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended April 3, 1999
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $15,197     $   812          -  $16,009
Inter-segment revenues              -          89          -       89
Operating income                2,822         100        (81)   2,841
---------------------------------------------------------------------

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2000 and April 3, 1999

     Sales in the second fiscal quarter ended March 31, 2000 were $8,138,000 compared to $8,005,000 in the same quarter of the previous year, an increase of $133,000, or 2%. Second quarter volumes were 5% ahead of last year, but, foreign currency fluctuations reduced reported sales by $260,000, or 3%. Revenues in the U.S. Controller business increased by 3% mainly due to increased demand in the aerial lift market, partially offset by a decrease in the fork lift truck market. Sales in the European Controller markets were in line with last year. Capacitor sales were 29% higher than last year due to a continuation of the recovery from the difficult conditions in the European capacitor market during the past two years.

     	Gross profit was $79,000 lower than last year. Gross profit was 40.2% compared to 41.9% in the second quarter of fiscal 1999. The decrease in gross profit percentage was attributable to foreign currency fluctuations and adverse sales mix. The second quarter gross profit was 0.9% higher than the 39.3% reported in the first quarter of fiscal 2000.

      Selling, research and administrative expenses for the quarter increased by $201,000, or 11%, compared to fiscal 1999. Research and development expenditure increased by $100,000 due to higher spending on new products. In the controller business the plan to reorganize and refocus manufacturing facilities on their core competencies, reduce manufacturing costs, improve quality, expand our worldwide sales presence and increase new product introduction and development resources is ongoing. Implementation of this plan resulted in additional operating expenses of $30,000 during the second quarter of fiscal 2000. The company took a $50,000 charge against receivables in the second quarter to reflect the bankruptcy filing of a US fork lift truck manufacturer.

     Operating income was $1,186,000, a decrease of $280,000, or 19%, compared to the second quarter of last year. $120,000 (8%) of this decrease was the result foreign currency fluctuation.
    	For the second quarter operating income in the capacitor business segment increased by $82,000, or 130%, mainly due to increased volumes. The offsetting decrease in controller business operating income was mainly due to adverse sales mix and increased operating expense.

     Income before income taxes was $1,192,000, compared to $1,471,000 last year, a decrease of $279,000, or 19%. Other income was $6,000 compared to $5,000 in fiscal 1999. Income taxes were 33.4% of pre-tax income compared to 34.8% in the same quarter last year. This decrease in the tax rate was due to lower foreign income tax rates. Net income was $806,000 compared to $959,000 last year, a decrease of 16%. Basic and fully diluted income per share decreased by 16%, from $.31 in the second quarter of fiscal 1999 to $.26 in the current year.

Six months ended March 31, 2000 and April 3, 1999

Sales in the first six months of fiscal 2000 were $15,485,000, compared to $16,009,000 in the same period last year, a decrease of $524,000, or 3%. Foreign currency fluctuations accounted for a $575,000 decrease in reported sales. Revenues in the US increased by $275,000, or 5%, mainly due to increased demand in the aerial lift market. Controller sales in foreign markets decreased by $977,000, or 11%, mainly due to foreign currency fluctuations and lower sales to the European fork lift truck market. Capacitor sales increased by $178,000, or 22% compared to the first half of last year.

    Gross profit was 39.8% of sales compared to 41.3% in 1999. Gross profit decreased by $454,000 compared to the first six months of last year. The lower gross profit was mainly attributable to foreign currency fluctuations and adverse sales mix.

     Operating expenses for the six-month period were $4,053,000 compared to $3,775,000 last year, an increase of 7%. Research and development expenses increased by $186,000. As mentioned above the Company took a charge of $50,000 relating to a customer seeking protection under Chapter 11. Implementation of our plan to refocus the company resulted in increased overhead costs of $80,000 for the six-month period.

     Operating income for the first half year was $2,109,000, a decrease of $732,000, or 26% compared to last year. Operating income for the controller business decreased by 30% to $1,981,000. Lower volumes, foreign currency fluctuations and increased research and development spending were the most significant reasons for this decrease in operating income. In the capacitor business segment operating income increased by 130% to $230,000, mainly due to increased volumes.

Income before income taxes was $2,134,000, compared to $2,901,000 last year, a decrease of $767,000, or 26%. Other income was $25,000 compared to $60,000 in the first half of fiscal 1999. This decrease in other income was mainly due to foreign currency transaction losses. Income taxes were 33.5% of pre-tax income, compared to 34.9% last year, mainly due to lower foreign tax rates. Net income was $1,420,000, a decrease of $469,000, or 25%, compared to the same period last year. Basic income per share was 25% lower than last year at $.46 per share compared to $.61 per share in 1999. Fully diluted net income was $.45 per share, a decrease of 25% compared to 1999.

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




                        TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 26, 2000, the shareholders voted to re-elect as directors for three year terms the following persons: Paul B. Rosenberg and Bernard F. Start. Mr. Rosenberg received 2,695,746 votes for and 13,574 withheld, and Mr. Start received 2,695,946 votes for and 13,774 withheld. There were no abstentions or broker non-votes.



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


                                          TECH/OPS SEVCON, INC.



Date: May 15, 2000              By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer





