Form 10-Q
period 2000-07-01
TECH OPS SEVCON INC
filed 2000-08-15
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               --------------

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

         Class                       Outstanding at July 25, 2000
----------------------------         --------------------------
Common stock, par value $.10                     3,114,820



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              June 30,       Sept 30,
                                                2000           1999
                                            ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $ 2,687        $ 3,675
    Accounts receivable, less allowances
       of $221,000 at 6/30/2000
       and $174,000 at 9/30/99                 7,033          5,566
    Inventories:
       Raw materials                           2,283          2,080
       Work-in-process                           810          1,112
       Finished goods                            837          1,020
                                             -------        -------
                                               3,930          4,212
                                             -------        -------
            Total current assets              13,650         13,453
                                             -------        -------

Property, plant and equipment, at cost         7,051          7,282
    Less:  Accumulated depreciation
           and amortization                    3,999          4,051
                                             -------        -------
      Net property, plant
        and equipment                          3,052          3,231
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $18,137        $18,119
                                             =======        =======

The accompanying notes are an integral part of these financial statements.









                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              June 30,       Sept 30,
                                                2000           1999
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 2,918         $ 2,650
    Dividend payable                             561             561
    Accrued expenses                           2,685           2,950
    Accrued taxes on income                      495             409
                                             -------         -------
        Total current liabilities              6,659           6,570
                                             -------         -------


Deferred taxes on income                         124             138
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 312             312
    Premium paid in on common stock            3,924           3,924
    Retained earnings                          8,419           7,811
    Cumulative translation adjustment         (1,301)           (636)
                                             -------         -------
       Total stockholders' investment        $11,354         $11,411
                                             -------         -------
                                             $18,137         $18,119
                                             =======         =======


The accompanying notes are an integral part of these financial statements.













                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                               Three Months Ended    Nine Months Ended
                               ------------------    ------------------
                               June 30,    July 3,    June 30,   July 3,
                                  2000       1999        2000      1999
                               -------    -------     -------   -------
Net sales                      $ 8,054    $ 7,802     $23,539   $23,811

Costs and expenses:
  Cost of sales                  4,791      4,568      14,114    13,961
  Selling, research and
    administrative               2,009      2,037       6,062     5,812
                               -------    -------     -------   -------
                                 6,800      6,605      20,176    19,773
                               -------    -------     -------   -------
Operating income                 1,254      1,197       3,363     4,038

Other income (expense), net         61        (25)         86        35
                               -------    -------     -------   -------
Income before income taxes       1,315      1,172       3,449     4,073

Income taxes                       445        398       1,159     1,410
                               -------    -------     -------   -------
Net income                     $   870    $   774       2,290     2,663
                               =======    =======     =======   =======
Basic income per share         $   .28    $   .25     $   .74   $   .86
                               =======    =======     =======   =======
Fully diluted income per share $   .28    $   .25     $   .73   $   .85
                               =======    =======     =======   =======



           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended    Nine Months Ended
                                ------------------    ------------------
                                June 30,   July 3,     June 30,  July 3,
                                  2000       1999        2000      1999
                               -------    -------     -------   -------
Net income                     $   870    $   774     $ 2,290   $ 2,663
Foreign currency
   translation adjustment         (349)      (138)       (665)    (557)
                               -------    -------     -------   -------
Comprehensive income           $   521    $   636     $ 1,625   $ 2,106
                               =======    =======     =======   =======


The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)

                           (in thousands)

                                                   Nine Months Ended
                                                   ------------------
                                                   June 30,    July 3,
                                                     2000        1999
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $ 2,290     $ 2,663
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    380         374
     Deferred tax provision                           (14)        (13)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                 (1,467)       (930)
       Inventories                                    282        (327)
       Accounts payable                               270         674
       Accrued compensation and expenses             (265)       (181)
       Accrued and deferred taxes on income            86        (261)
                                                  -------     -------
  Net cash generated from operating activities      1,562       1,999
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                   (418)       (381)
  Acquisition of short-term investments                 -         (11)
                                                  -------     -------
Net cash used by investing activities                (418)       (392)
Cash flow used by financing activities:
  Dividends paid                                   (1,682)     (1,679)
  Exercise of stock options                             -          22
  Purchase of common stock                              -         (49)
                                                  -------     -------
  Net cash used by financing activities            (1,682)     (1,706)

Effect of exchange rate changes on cash              (450)       (327)
                                                  -------     -------
Net increase decrease in cash                        (988)       (426)
Opening balance - cash and cash equivalents         3,675       3,439
                                                  -------     -------
Ending balance - cash and cash equivalents        $ 2,687     $ 3,013
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $   846     $ 1,620
   Cash paid for interest                               1           5
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $   561     $   560
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.



                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - June 30, 2000

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 2000 and the results of operations and cash flows for the three months and nine months ended June 30, 2000 and July 3, 1999.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 1999 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and nine-month periods ended June 30, 2000 and July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On June 20, 2000, the Company declared a quarterly dividend of $.18 per share for the third quarter of fiscal 2000, which was paid on July 6, 2000 to stockholders of record on June 21, 2000. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                             (in thousands, except for per share amounts)
                                 Three Months Ended  Nine Months Ended
                                 ------------------   ----------------
                                 June 30     July 3  June 30    July 3
                                    2000       1999     2000      1999
                                  ------     ------   ------    ------
Net income                        $  870     $  774   $2,290    $2,663
Basic income per share            $  .28     $  .25   $  .74    $  .86

Average shares outstanding         3,115      3,111    3,115     3,109

Options outstanding - common
  stock equivalents                   17         24       18        29

Average common and common
  equivalent shares outstanding    3,132      3,135    3,133     3,138

Fully diluted income per share    $  .28     $  .25   $  .73    $  .85
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

The accounting policies of the segments are the same as those described in note 1 to the 1999 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended June 30, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,522     $   532          -  $ 8,054
Inter-segment revenues              -         102          -      102
Operating income                1,181         151        (78)   1,254
Identifiable assets            14,692       1,313      2,132   18,137
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended July 3, 1999
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,365     $   437          -  $ 7,802
Inter-segment revenues              -          54          -       54
Operating income                1,182          94        (79)   1,197
Identifiable assets            14,757       1,138      2,511   18,406
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended June 30, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $22,017     $ 1,522          -  $23,539
Inter-segment revenues              -         272          -      272
Operating income                3,162         381       (180)   3,363
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended July 3, 1999
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $22,562     $ 1,249          -  $23,811
Inter-segment revenues              -         143          -      143
Operating income                4,004         194       (160)   4,038
---------------------------------------------------------------------
                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30,2000

     Sales in the third fiscal quarter ended June 30,2000 were $8,054,000 compared to $7,802,000 in the same quarter of the previous year, an increase of $252,000, or 3%. Third quarter volumes were 7% ahead of last year, however, foreign currency fluctuations reduced reported sales by $330,000, or 4%. This was the second successive quarter in which the Company has reported increased volumes. Revenues in the U.S. Controller business increased by 11% mainly due to increased demand in the aerial lift and fork lift truck markets, partially offset by a decrease in the mining market. Sales volumes in the European Controller markets were 3% higher than last year. Capacitor sales were 22% higher than last year due to a continuation of the recovery from the difficult conditions in the European capacitor market during the past two years.

     Third quarter gross profit was 40.5% of sales compared to 40.2% of sales reported in the second quarter of fiscal 2000 and 41.5% in the third quarter of last year. Gross profit was $29,000 higher than last year. The decrease in gross profit percentage compared to last year was attributable to foreign currency  fluctuations and adverse sales mix.

     Selling, research and administrative expenses for the quarter decreased by $28,000, or 1%, compared to fiscal 1999. This decrease was mainly due to foreign currency fluctuations.

     Operating income was $1,254,000, an increase of $57,000, or 5%, compared to the third quarter of last year. Foreign currency fluctuations, mainly the weakness of the Euro, caused a decrease in operating income of $170,000, or 14%. Operating income in the capacitor business segment increased by $57,000, or 61%,mainly due to increased volumes. In the controller business segment operating income was $1,181,000 compared to $1,182,000 in the same quarter last year. Higher volumes resulted in a $170,000 increase in operating income, which was offset by adverse foreign currency fluctuations.

     Income before income taxes was $1,315,000, compared to $1,172,000 last year, an increase of $143,000, or 12%. Other income was $61,000 compared to other expense of $25,000 in fiscal 1999. The year-to-year increase in other income of $86,000 was mainly due to foreign currency translation gains. Income taxes were 33.8% of pre-tax income compared to 34.0% in the same quarter last year. Net income was $870,000 compared to $774,000 last year, an increase of $96,000, or 12%. Basic and fully diluted income per share increased by 12%, from $.25 in the third quarter of fiscal 1999 to $.28 in the current year.

Nine months ended June 30,2000

     Sales in the first nine months of fiscal 2000 were $23,539,000, compared To $23,811,000 in the same period last year, a decrease of $272,000, or 1%. Foreign currency fluctuations accounted for a $920,000, or 4%, decrease in Reported sales offset by volume increases of $648,000. Revenues in the US increased by $593,000, or 7%. This was mainly due to increased demand in the US aerial lift market partially offset by lower sales to the mining market. Controller salesin foreign markets decreased by $1,138,000,or 8%. This was mainly due to foreign currency fluctuations which reduced reported controller segment sales by $870,000 and lower volumes to the European fork lift truck market. Capacitor sales increased by $273,000, or 22% compared to the first nine months of last year.

    Gross profit was 40.0% of sales compared to 41.4% in 1999. Gross profit decreased by $425,000 compared to the first nine months of last year. The lower gross profit was mainly attributable to foreign currency fluctuations and adverse sales mix, partially offset by increased volumes.

     Operating expenses for the nine-month period were $6,062,000 compared to $5,812,000 last year, an increase of $250,000, or 4%. Research and development expenses increased by $192,000. In the second quarter of fiscal 2000 the Company took a charge of $50,000 relating to a customer seeking protection under Chapter 11. Implementation of our plan to refocus the company resulted in increased overhead costs of $100,000 for the most recent nine-month period.

     Operating income for the first nine months was $3,363,000, a decrease of $675,000, or 17% compared to last year. Operating income for the controller business decreased by 21% to $3,162,000. Foreign currency fluctuations, which reduced operating income of the controller business segment by $350,000, and a $192,000 increase in research and development spending were the most significant reasons for this decrease in operating income. In the capacitor business segment operating income increased by $187,000, or 96%,to $381,000, mainly due to increased volumes.

 Income before income taxes was $3,449,000, compared to $4,073,000 last year, a decrease of $624,000, or 15%. Other income was $86,000 compared to $35,000 in the same period of fiscal 1999. Foreign currency accounted for $82,000 of this increase offset by reduction in interest income. Income taxes were 33.6% of pre-tax income, compared to 34.6% last year, mainly due to lower foreign tax rates. Net income was $2,290,000, a decrease of $373,000, or 14%, compared to the same period last year. Basic income per share was 14% lower than last year at $.74 per share compared to $.86 per share in 1999. Fully diluted net income was $.73 per share, a decrease of 14% compared to 1999.

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

             (3)    By-Laws of the registrant

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


                                          TECH/OPS SEVCON, INC.



Date: July 28, 2000             By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer


















Exhibit  (a)(3)

                               BY-LAWS

                                 OF

                       TECH/OPS SEVCON, INC.

ARTICLE 1

STOCKHOLDERS

     SECTION 1.1. Annual Meetings. The annual meeting of the stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held at such place either within or without the State of Delaware on such date and at such hour as the Board of Directors or an officer designated by the Board may determine from time to time.

     SECTION 1.2.   Special Meetings.   Special meetings of stockholders for
any purpose or purposes may be held at any date, time and place within or without the State of Delaware upon the call of the Chairman of the Board, if any, or the President or by resolution of a majority of the directors then in office.

     SECTION 1.3. Notice of Meetings. Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting.Unless otherwise provided by law, the written notice of any meeting shall be given not less than ten nor more than fifty days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the corporation.

     SECTION 1.4.   Stockholder Nominations of Directors.   Only persons
who are nominated in accordance with the following procedures shall be eligible for election as directors at any annual or special meeting. Nominations of persons for election as directors may be made by or at the direction of the Board of Directors, or by any stockholder entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 1.4. Such nominations, other than those made by or at the direction of the Board, shall be made pursuant to timely notice in writing to the Chairman of the Board, if any, the President, any Vice President, the Secretary or the Treasurer. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation not less than 50 days nor more than 75 days prior to the meeting; provided, however, that (except as to an annual meeting held on the date specified in these by-laws, such date not having been changed since the last annual meeting), if less than 65 day's notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the corporation which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder and (ii) the class and number of shares of capital stock of the corporation which are beneficially owned by such stockholder. No person shall be eligible for election as a director at any annual or special meeting to stockholders unless nominated in accordance with the procedures set forth herein.

     The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

     SECTION 1.5.   Advance Notice of Stockholder-Proposed Business at Annual
Meetings.   At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be brought properly before an annual meeting, business must be either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the President or the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board, or (c) otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be brought properly before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Chairman of the Board, if any, the President, any Vice President, the Secretary or the Treasurer. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not less than 50 days nor more than 75 days prior to the meeting; provided, however, that (except as to an annual meeting held on the date specified in these by-laws, such date not having been changed since the last annual meeting), if less than 65 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder, and (iv) any material interest of the stockholder in such business.

     Notwithstanding anything in these by-laws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Section 1.5, provided, however, that nothing in this Section 1.5. shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting in accordance with said procedure.

     The chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 1.5, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

     SECTION 1.6.   Adjournments.   Any meeting of stockholders, annual or
special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     SECTION 1.7.   Quorum.   At each meeting of stockholders, except where
otherwise provided by the law or the Certificate of Incorporation or these by-laws, the holders of a majority of the outstanding shares of stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum. In the absence of a quorum, the holders of a majority of the shares present may adjourn the meeting from time to time in the manner provided in Section 1.6 of these by-laws until a quorum shall attend. Shares of its own stock belonging to this corporation, or to another corporation if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by this corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of any corporation to vote stock, including but not limited to its own stock, held by it in a fiduciary capacity.

     SECTION 1.8.   Organization.   Meetings of stockholders shall be presided
over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in his absence by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     SECTION 1.9.   Voting; Proxies.   Each stockholder entitled to vote at any
meeting of stockholders shall be entitled to one vote for each share of stock held by him which has voting power upon the matter in question. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a
longer period.   A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or another duly executed proxy bearing a later date with the Secretary of the corporation. Voting at meetings of stockholders need not be by written ballot and need not be conducted by inspectors unless the holders of a majority of the outstanding shares of all classes of stock entitled to vote thereon present in person or by proxy at such meeting shall so determine. At all meetings of stockholders for the election of directors a plurality of the votes cast shall be sufficient to elect.
All other elections and questions shall, unless otherwise provided by law or by the Certificate of Incorporation or these by-laws, be decided by the vote of the holders of the majority of the shares of stock entitled to vote thereon present in person or by proxy at the meeting, provided that (except as otherwise required by law or by the Certificate of Incorporation) the Board of Directors may require a larger vote upon any election or question.

     SECTION 1.10.   Fixing Date for Determination of Stockholders of Record.
In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be the close of business on the day next preceding the day on which notice is given, or, if notice is waived, the close of business on the day next preceding the day on which the meeting is held;
(2) the record date for determining stockholders for any other purpose shall be the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     SECTION 1.11.   List of Stockholders Entitled to Vote.   The Secretary
shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list of stockholders or the books of the corporation,or to vote in person or by proxy at any meeting of stockholders.


                                 ARTICLE II

                             BOARD OF DIRECTORS

     SECTION 2.1. Number; Terms; Manner of Election; Qualifications; Election; Resignation; Removal. The Board of Directors shall initially consist of the persons elected as such by the incorporator, who shall determine the class to which each director is elected. The number, terms and manner of election of directors thereafter shall be governed by the Certificate of Incorporation. Directors need not be stockholders. Any director may resign at any time upon written notice to the corporation. Stockholders may remove directors only for cause.

     SECTION 2.2.   Regular Meetings.   Regular meetings of the Board of
Directors may be held at such places within or without the State of Delaware and at such times as the Board of Directors may from time to time determine, and if so determined notices thereof need not be given.

     SECTION 2.3.   Special Meetings.   Special meetings of the Board of
Directors may be held at any time or place within or without the State of Delaware whenever called by the Chairman of the Board, if any, the President or by any two members of the Board of Directors. Reasonable notice thereof shall be given by the person and persons calling the meeting, not later than the second day before the date of the special meeting.

     SECTION 2.4.   Telephonic Meetings Permitted.   Members of the Board of
Directors, or any committee designated by the Board, may participate in a meeting of such Board or committee by conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

     SECTION 2.5.   Quorum; Vote Required for Action.   At all meetings of the
Board of Directors a majority of the total number of directors shall constitute a quorum, except that when a vacancy or vacancies exist in the Board, a majority of the directors then in office (but not less than two directors nor less than one-third of the total number of directors) shall constitute a quorum, and except that a lesser number of directors consisting of a majority of the directors then in office who are not officers (but not less than two directors nor less than one-third of the total number of directors) may constitute a quorum for the purpose of acting on any matter relating to the compensation (including fringe benefits) of any officer of the corporation. A number of directors which is less than a quorum may adjourn any meeting from time to time. The vote of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except where a larger vote is required by law, by the Certificate of Incorporation, or by these by-laws.

     SECTION 2.6.   Organization.   Meetings of the Board of Directors shall be
presided over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in their absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     SECTION 2.7. Action by Written Consent of Directors. Unless otherwise restricted by the Certificate of Incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

     SECTION 2.8.   Founder Directors.   The Board of Directors may appoint
as a Founder Director any person who was one of the founders of the corporation's predecessor, Tech/Ops, Inc., and who served for many years as a member of itsBoard of Directors. Founder Directors shall have no vote but may participate in all meetings of the Board of Directors. Founder Directors will be given the same notice of all meetings of the Board as is given the directors and will be furnished by management of the corporation with the same information provided by it to the directors. Founder Directors shall not be taken into consideration for determining the total number of directors of the corporation and shall not be counted for determining whether a quorum is present or whether action has been duly taken by the directors, and the signature of any Founder Director shall not be required for action taken by written consent of the directors.





                               ARTICLE III

                                COMMITTEES

     SECTION 3.1.   Committees.   The Board of Directors may, by resolution
passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall havepower or authority in reference to amending the Certificate of Incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors as provided in
Section 151(a) of the General Corporation Law, fix any of the preferences or rights of the shares), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of dissolution, or amending these by-laws; and, unless the resolution expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

     SECTION 3.2.   Committee Rules.   Unless the Board of Directors otherwise
provides, each committee designated by the Board may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to these by-laws.


                                  ARTICLE IV

                                   OFFICERS

     SECTION 4.1. Executive Officers; Election; Qualifications; Term of Office; Resignation; Removal; Vacancies. The Board of Directors shall choose a President, a Treasurer and a Secretary, and it may, if it so determines, choose a Chairman of the Board (in which event it shall designate the President or the Chairman as Chief Executive Officer) and a Vice Chairman of the Board from among its members. The Board of Directors may also choose one or more Vice Presidents, one or more Assistant Secretaries, and one or more Assistant Treasurers. Each such officer shall hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next succeeding his election, and until his successor is elected and qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the corporation. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the corporation. Any number of offices may be held by the same person. Any vacancy occurring in any office by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

     SECTION 4.2. Powers and Duties of Executive Officers. The officers of the corporation shall have such powers and duties in the management of the corporation as may be prescribed by the Board of Directors and, to the extent not so provided, as generally pertain to their respective offices, subject to the control of the Board of Directors. The Board of Directors may require any officer, agent or employee to give security for the faithful performance of his duties.


                                    ARTICLE V

                                      STOCK

     SECTION 5.1.   Certificates.   Every holder of stock shall be entitled to
have a certificate signed by or in the name of the corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice President, and by the Treasurer or an Assistant Treasurer or the Secretary
or an  Assistant Secretary, certifying the number of shares owned by him in the corporation. Any of or all the signatures on the certificate may be a
facsimile.   In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

     SECTION 5.2.   Lost, Stolen or Destroyed Stock Certificates; Issuance of
New Certificates.   The corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.


                                     ARTICLE VI

                                  INDEMNIFICATION

     SECTION 6.1.   Power to Indemnify in Actions, Suits or Proceedings other
than those by or in the Right of the Corporation.   Subject to Section 6.3, the
corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation,partnership, joint venture, trust or other enterprise, against expenses(including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, or, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     SECTION 6.2. Power to Indemnify in Actions, Suits or Proceedings by or in the Right of the Corporation. Subject to Section 6.3, the corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstance of the case, such person is fairly and reasonably entitled to indemnify for such expenses which the Court of Chancery or such other court shall deem proper.

     SECTION 6.3.   Authorization of Indemnification.   Any indemnification
under this Article VI (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 6.1 or Section 6.2 of this Article VI, as the case may be. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or
(ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent, however, that a director or officer of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

     SECTION 6.4.   Good Faith Defined.   For purposes of any determination
under Section 6.3, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the corporation or another enterprise, or on information supplied to him by the officers of the corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the corporation or another enterprise or on information or records given or reports made to the corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the corporation or another enterprise. The term "another enterprise" as used in this Section 6.4 shall mean any other corporation or any partnership, joint venture, trust or other enterprise of which such person is or was serving at the request of the corporation as a director or officer. The provisions of this Section 6.4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 6.1 or 6.2, as the case may be.

     SECTION 6.5.   Indemnification by a Court.   Notwithstanding any contrary
determination in the specific case under Section 6.3, and notwithstanding the absence of any determination thereunder, any director or officer may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 6.1 and 6.2. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or officer is proper in the circumstances because he has met the applicable standards of conduct set forth in Section 6.1 or 6.2, as the case may be. Notice of any application for indemnification pursuant to this Section 6.5 shall be given to the corporation promptly upon the filing of such application.

     SECTION 6.6.   Expenses Payable in Advance.   Expenses incurred in
defending or investigating a threatened or pending action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this Article VI.

     SECTION 6.7.   Non-Exclusivity and Survival of Indemnification.   The
indemnification and advancement of expenses provided by or granted pursuant to this Article VI shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, it being the policy of the corporation that indemnification of the persons specified in Sections 6.1 and 6.2 shall be made to the fullest extent permitted by law. The provisions of this Article VI shall not be deemed to preclude the indemnification of any person who is not specified in Sections 6.1 or 6.2 of this Article VI but whom the corporation has the power or obligation to indemnify under the provisions of the General Corporation Law of the State of Delaware, or otherwise. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VI shall, unless otherwise provided when authorized or ratified,continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person.

     SECTION 6.8.   Insurance.   The corporation may purchase and maintain
insurance on behalf of any person who is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VI.

     SECTION 6.9.   Meaning of "Corporation" for Purposes of Article VI.   For
purposes of this Article VI, references to "the corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors or officers so that any person who is or was a director or officer of such constituent corporation. or is or was serving at the request of such constituent corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article VI with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.


                                   ARTICLE VII

                                  MISCELLANEOUS

     SECTION 7.1.   Fiscal Year.   Except as from time to time otherwise
provided by the Board of Directors, the fiscal year of the corporation shall end September 30.

     SECTION 7.2.   Seal.   The corporate seal shall have the name of the
corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

     SECTION 7.3.   Waiver of Notice of Meetings of Stockholders, Directors and
Committees.   Any written waiver of notice, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice.

     SECTION 7.4.   Amendment of By-Laws.   The Board of Directors shall have
the right to adopt, amend or repeal by-laws of the corporation, but the stockholders may adopt additional by-laws and may amend or repeal any by-law whether adopted by them or otherwise.