Form 10-K
period 2000-09-30
TECH OPS SEVCON INC
filed 2000-12-22
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

    (Mark One)

      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                  For the fiscal year ended September 30, 2000 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from                 to

                        Commission File Number 1-9789

                            TECH/OPS SEVCON, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                    04-2985631
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)



                  40 NORTH AVENUE, BURLINGTON, MASSACHUSETTS 01803
               (Address of Principal Executive Offices and Zip Code)

             Registrant's Area Code and Telephone Number (781) 229 7896

            Securities registered pursuant to Section 12(b) of the Act:

       (Title of Each Class)            (Name of Exchange on Which Registered)
COMMON STOCK, PAR VALUE $.10 PER SHARE           AMERICAN STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of November 24, 2000, 3,109,620 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $22,800,000.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 23, 2001 are incorporated by reference into Part III of this report.

INDEX

ITEM

PART I                                                                    PAGE
1.  BUSINESS
      General description                                                    7
      Marketing and sales                                                    7
      Patents                                                                7
      Backlog                                                                7
      Raw materials                                                          7
      Competition                                                            7
      Research and development                                               7
      Environmental regulations                                              7
      Employees and labor relations                                          7
2.  PROPERTIES                                                               8
3.  LEGAL PROCEEDINGS                                                        8
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      8
    EXECUTIVE OFFICERS OF THE REGISTRANT                                     8

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS     8
6.  SELECTED FINANCIAL DATA                                                  8
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS                                                            8
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              10
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets September 30, 2000 and 1999               11
      Consolidated Statements of Income for the Years ended September 30,
        2000, 1999 and 1998                                                 12
      Consolidated Statements of Comprehensive Income for the Years ended
        September 30, 2000, 1999 and 1998                                   12
      Consolidated Statements of Stockholders' Investment for the Years
        ended September 30, 1998, 1999 and 2000                             13
      Consolidated Statements of Cash Flows for the Years ended September
        30, 2000, 1999 and 1998                                             14
      Notes to Consolidated Financial Statements                            15
      Report of Independent Public Accountants                              21
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE                                                    22

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      22
11. EXECUTIVE COMPENSATION                                                  22
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          22
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          22

PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      Exhibits                                                              22
      Financial statements and schedules                                    22
      Form 8-K                                                              22
      Signatures of registrant and directors                                23

SCHEDULES
II  RESERVES                                                                24
Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.


PART I

Item 1  Business

General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware Corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, and France, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal mining equipment. In June 2000 the Company established a subsidiary near Seoul, South Korea, to provide sales support to electronic controls business customers in Korea and other Asian countries. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signalling and audio equipment markets. Approximately 93% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business.

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $12,715,000, $10,940,000 and $11,321,000, in 2000, 1999 and 1998, respectively, which accounted for approximately 42%, 37% and 36%, respectively, of total sales. Approximately 54% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 90% of the Company's sales are direct to end customers, with 10% made to the Company's international dealer network. See Note 7 to the Consolidated Financial Statements (Segment Information) for an analysis of sales by segment, geographic location and major customers.

Patents

Although the Company has international patent protection for its new product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

Backlog

Tech/Ops Sevcon's backlog at September 30, 2000 was $3,039,000 compared to $4,261,000 in September 1999, and $4,441,000 in September 1998. The decrease in backlog at September 30, 2000 was mainly due to an improvement in the Company's just-in-time delivery performance and to lower foreign currency exchange rates.

Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. During fiscal 2000 there was a world-wide shortage of certain electronic components. These shortages did not prevent shipments to customers but did adversely impact manufacturing costs. The Company believes that its sources and availability of its raw materials are adequate.

Competition

In the United States, the Company competes primarily with a division of the General Electric Company, which has a significant share of the market and with Curtis Instruments, Inc., a privately held company. Overseas, Tech/Ops Sevcon has several international competitors, including General Electric Company and Curtis Instruments, as well as a number of smaller competitors that operate only in local markets. In addition, several large manufacturers of fork lift trucks make their own controls, although their product is generally for internal use only. The Company differentiates itself from its competitors principally by technical innovation and its willingness to customize products for specific applications. The Company believes that it is one of the largest independent suppliers of such devices outside of the United States.

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $2,253,000 in 2000 compared to $2,176,000 in 1999 and $1,973,000 in 1998.

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

Employees and labor relations

As of September 30, 2000, the Company employed 268 full-time employees, of whom 21 were in the United States, 237 were in the United Kingdom, 7 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

Item 2  Properties

A subsidiary of the Company leases approximately 12,000 square feet in Burlington, Massachusetts, under a lease expiring in 2003, with both parties able to give, at any time, 12 months notice to terminate. The building is used for the development, distribution and service of electronic controls, together with sales and corporate offices. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively.5,000 square feet of space is also rented near Paris, France under a lease expiring in December 2000. It is expected that the lease will be renewed for a further 9 year term. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The new South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Bucheon City, near Seoul. The building is used for sales and marketing activity and to support the Company's customers in Asia. The three-year lease is due to expire in May 2003.

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

Item 4  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer            Age         Position
-------------------------------------------------------------------------
Matthew Boyle              38         President & Chief Executive Officer

Paul A. McPartlin          55         Vice President, Treasurer
                                      & Chief Financial Officer
-------------------------------------------------------------------------
There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle was appointed Vice President and Chief Operating Officer on November 5, 1996 and President and Chief Executive Officer on November 13, 1997. From 1994, until he joined the Company in November 1996, Mr. Boyle was the General Manager of the Regulateurs Europa business of GEC Alsthom in Colchester, England. Mr. McPartlin has been a Vice President and Chief Financial Officer of the Company for more than five years and was elected Treasurer in January 2000.

Part II

Item 5  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table on page 24 of the Company's Annual Report to Shareholders for 2000 and is filed as exhibit (13) (a) to this report on Form 10-K and incorporated herein by reference. At November 24, 2000, there were approximately 325 shareholders of record.

Item 6  Selected Financial Data

A summary of selected financial data for the last ten years is shown on page 1 of the Company's Annual Report to Stockholders and is filed as exhibit (13)
(b) to this report on Form 10-K and incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

A) Results of Operations

2000 compared to 1999

Sales in fiscal 2000 were $30,360,000, an increase of $706,000, or 2%, compared to last year. Foreign currency fluctuations, particularly the weakness of the Euro, accounted for a 5% decrease in sales when reported in dollars. Shipment volumes increased by 7% compared to 1999.

Sales in the controls business increased by $462,000, or 2%. US controls sales were $12,715,000, an increase of $1,775,000, or 16%, compared to last year. Foreign controls sales declined by $1,313,000, or 8%. The increase in US sales occurred principally in the aerial lift market, where sales increased by 33% compared to last year. The decrease in foreign controls sales was principally due to foreign currency fluctuations. Sales in the capacitor business of $2,014,000 were $244,000, or 14%,higher than last year. This was mainly due to improved market conditions and higher sales of audio capacitors.

Gross profit was 39% of sales in 2000 compared to 41% of sales in 1999. Gross profit was $11,933,000, a decrease of $220,000, compared to the previous year. The decrease in gross profit percentage was mainly due to foreign currency fluctuations, particularly the decline of the Euro. In addition, there was a world-wide shortage of certain electronic components during fiscal 2000, which adversely impacted manufacturing costs.

The Company's plan to reorganize and refocus manufacturing facilities based on their core competencies, reduce manufacturing costs and continue to improve quality, is ongoing. During fiscal 2000 there was substantial progress in outsourcing non-core activities. The savings made in outsourcing offset the one-time costs incurred during implementation.

Selling, research and administrative expenses increased by $312,000, or 4%. Research and development expenses increased by 4% to $2,253,000. Selling expenses increased by $200,000 mainly due to the plan to increase world-wide selling resources and get closer to our customers. This included the establishment of Sevcon Asia Limited, in Korea, during the third quarter of fiscal 2000 and the establishment of a new West Coast sales office in the USA. Operating income was $4,108,000 compared to $4,640,000 in 1999, a decrease of $532,000, or 11%. Operating income in the controls business was $3,862,000, a decrease of $702,000, or 15%. Foreign currency fluctuations accounted for $500,000 of this decrease, with the remainder mainly due to higher selling, research and development expenses. Operating income in the capacitor business was $463,000, an increase of $185,000, or 67%, compared to last year, principally due to increased sales. Interest income decreased from $110,000 in fiscal 1999 to $71,000 in fiscal 2000, mainly due to lower cash balances. The positive year-to-year swing in net other income and expense of $59,000 was mainly due to foreign currency translation gains. Income before income taxes was $4,196,000, a decrease of $507,000, or 11%. Income taxes were 33% of pre-tax income in 2000 compared to 34% in 1999. The decrease in the average tax rate was mainly due to lower foreign tax rates. Net income was $2,805,000, a decrease of $320,000, or 10%. Basic and fully-diluted income per share was $.90 in 2000 compared to $1.00 in 1999, a decrease of 10%.

1999 compared to 1998

Sales in fiscal 1999 were $29,654,000, a decrease of $1,865,000, or 6%, compared to 1998. Sales in the controls business declined by $1,393,000, or 5%. US controls sales were $381,000, or 3%, lower than in 1998 and foreign controls sales declined by $1,012,000,or 6%. The decline in US sales occurred principally in the second half of the year and was due to overstocking at some large customers and some short-term delays in the start-up and completion of new projects. The decrease in foreign controls sales was principally due to product introduction delays and depressed conditions in our Far East markets. Sales in the capacitor business of $1,770,000 were $472,000, or 21%, lower than in 1998. This was mainly due to continued weakness in the markets served by the capacitor business.

Gross profit was 41% of sales in 1999 compared to 39% of sales in 1998. Gross profit was $12,153,000, a decrease of $147,000, compared to 1998. The improvement in the gross profit percentage was mainly due to lower material costs and improved manufacturing efficiency.

Selling, research and administrative expenses increased by $215,000, or 3%. In the last half of fiscal 1999, following an internal review of its operations, the Company commenced a two year plan to reorganize and refocus manufacturing facilities based on their core competencies, reduce manufacturing costs and continue to improve quality. The plan included expansion of the Company's world-wide sales presence and increased resources devoted to new product introduction and development. During fiscal 1999 the Company incurred costs associated with this plan of approximately $200,000 which were included in selling, research and administrative expenses.

Operating income was $4,640,000, or 16% of sales, compared to $5,002,000, also 16% of sales, in 1998. Operating income decreased by $362,000, or 7%. Operating income in the controls business was $4,564,000, a decrease of $114,000, or 2%. This decrease was principally due to lower sales and the costs of the plan to reorganize and refocus the business. Operating income in the capacitor business was $278,000, or 16% of sales, a decrease of $259,000 compared to 1998, principally due to lower sales. Income before income taxes was $4,703,000, a decrease of $382,000, or 8%. Income taxes were 34% of pre-tax income in 1999 compared to 36% in 1998. The decrease in the average tax rate was mainly due to a combination of lower foreign tax rates and increased foreign tax credits. Net income was $3,125,000, a decrease of $144,000, or 4%. Basic income per share was $1.00 in 1999 compared to $1.05 in 1998 and fully-diluted income per share was $1.00 in 1999 compared to $1.04 in 1998.

B) Liquidity and Capital Resources

Cash balances decreased by $2,133,000 during fiscal 2000 to $1,542,000. However short-term investments increased by $591,000, therefore there was a net decrease in cash and short-term investments of $1,542,000. The main elements of this decrease were as follows. Operating activities generated $1,707,000 of cash which partially funded dividends of $2,243,000. Spending on property, plant and equipment was $678,000, principally relating to new products and improved manufacturing facilities. Foreign exchange rate changes resulted in a $328,000 decrease in cash.

The Company has, since January 1990, maintained a program of regular cash dividends, which currently amounts to $561,000 per quarter. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.

C) Impact of the Euro on Tech/Ops Sevcon

In January 1999 many European countries in which the Company does business adopted the Euro as a common currency replacing the currencies of the individual countries. There will be a three year transition period during which the Euro will replace the French Franc as the functional currency of our French subsidiary. Most of the Company's manufacturing activities take place in the UK which has not announced plans to adopt the Euro. With the increasing acceptance of the Euro, certain sales and expenses which were denominated in pounds sterling have switched into Euros which will tend to increase the volatility of the Company's revenues and income due to changes in foreign exchange rates.

Approximately 20% of the Company's sales are denominated in Euros and the cost of sales associated with these sales is mainly denominated in British pounds. The Company has commenced a program to increase its purchases of components and sub-assemblies in Euro based countries to mitigate the foreign currency exposure to Euro fluctuations.

During the fourth quarter of fiscal 2000 the Company commenced a program of hedging activities to mitigate its increased exposure to foreign exchange risk. Details of the Company's hedging activities are set out in Note (1) H to the Company's Consolidated Financial Statements included under Item 8.

Item 7A Quantitative and qualitative disclosures about market risk

The primary market risks for the Company are foreign currency risk and interest rate risk. Other risks dealing with contingencies are described in
Note 5 to the Company's Consolidated Financial Statements included under
Item 8.

FOREIGN CURRENCY RISK

The Company manufactures products principally in the United Kingdom and sells products world-wide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates. In addition, the translation of the sales and income of foreign subsidiaries into US dollars is also subject to fluctuations in foreign currency exchange rates. The Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures is contained in Note (1) H to the Company's consolidated financial statements included under Item 8.

INTEREST RATE RISK

The Company does not have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of the Company's investments at September 30, 2000 the risk arising from changes in interest rates was not material.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2000 and 1999                         (in thousands of dollars)
------------------------------------------------------------------------------
Assets                                                          2000     1999
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                  $ 1,542  $ 3,675
  Short-term investments                                         591        -
  Receivables, net of allowances for doubtful accounts of
    $241,000 in 2000 and $174,000 in 1999                      6,132    5,092
  Inventories                                                  3,684    4,212
  Prepaid expenses and other current assets                      831      474
------------------------------------------------------------------------------
Total current assets                                          12,780   13,453
------------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                           21       23
  Buildings and improvements                                   1,837    2,083
  Equipment                                                    5,047    5,176
------------------------------------------------------------------------------
                                                               6,905    7,282
  Less: accumulated depreciation and amortization              3,911    4,051
------------------------------------------------------------------------------
Net property, plant and equipment                              2,994    3,231
------------------------------------------------------------------------------
Cost of purchased businesses in excess of net assets acquired  1,435    1,435
------------------------------------------------------------------------------
Total assets                                                 $17,209  $18,119
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Liabilities and stockholders' investment
------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                           $ 2,385  $ 2,650
  Dividend payable                                               561      561
  Accrued compensation and related costs                         946    1,116
  Other accrued expenses                                       1,401    1,834
  Accrued and deferred taxes on income                           509      409
------------------------------------------------------------------------------
Total current liabilities                                      5,802    6,570
------------------------------------------------------------------------------
Deferred taxes on income                                         135      138
------------------------------------------------------------------------------
Commitments and contingencies (note 5)
------------------------------------------------------------------------------
Stockholders' investment
  Preferred stock, par value $.10 per share - authorized -
    1,000,000 shares; outstanding - none                           -        -
  Common stock, par value $.10 per share - authorized -
    8,000,000 shares; outstanding 3,114,820 shares in
    2000 and 3,115,306 in 1999                                   311      312
  Premium paid in on common stock                              3,925    3,924
  Retained earnings                                            8,375    7,811
  Cumulative comprehensive income (loss)                      (1,339)    (636)
------------------------------------------------------------------------------
Total stockholders' investment                               $11,272  $11,411
------------------------------------------------------------------------------
Total liabilities and stockholders' investment               $17,209  $18,119
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2000, 1999 and 1998
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                                   2000       1999       1998
------------------------------------------------------------------------------
Net sales                                       $30,360    $29,654    $31,519
------------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                  18,427     17,501     19,219
  Selling, research and administrative            7,825      7,513      7,298
------------------------------------------------------------------------------
                                                 26,252     25,014     26,517
------------------------------------------------------------------------------
Operating income                                  4,108      4,640      5,002
Interest expense                                     (1)        (6)       (39)
Interest income                                      71        110        104
Other income (expense), net                          18        (41)        18
------------------------------------------------------------------------------
Income before income taxes                        4,196      4,703      5,085
Income taxes                                     (1,391)    (1,578)    (1,816)
------------------------------------------------------------------------------
Net income                                      $ 2,805    $ 3,125    $ 3,269
------------------------------------------------------------------------------
Basic income per share                          $  0.90    $  1.00    $  1.05
------------------------------------------------------------------------------
Fully-diluted income per share                  $  0.90    $  1.00    $  1.04
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2000, 1999 and 1998 (in thousands of dollars)
-------------------------------------------------------------------------------
                                                    2000       1999       1998
-------------------------------------------------------------------------------
Net income                                       $ 2,805    $ 3,125    $ 3,269
Foreign currency translation adjustment             (895)      (300)       298
Change in fair market value of cash flow hedge       192          -          -
-------------------------------------------------------------------------------
Comprehensive income                             $ 2,102    $ 2,825    $ 3,567
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 1998, 1999 and 2000 (in thousands of dollars)
-------------------------------------------------------------------------------
                                     Premium            Cumulative
                                  paid in on            Comprehen-        Total
                  Common Treasury    common Retained         sive stockholders'
                   stock    stock     stock earnings income (loss)  investment
-------------------------------------------------------------------------------
Balance September 30,
  1997           $   310 $   (85)   $ 3,730  $ 5,786       $ (634)     $ 9,107
Net income             -       -          -    3,269            -        3,269
Dividends
  ($.63 per share)     -       -          -   (1,954)           -       (1,954)
Currency translation
  adjustment           -       -          -        -          298          298
Tax benefit on exercise
of stock options       -       -         87        -            -           87
Exercise of stock
  options              1      85         31     (131)           -          (14)
-------------------------------------------------------------------------------
Balance September 30,
  1998               311       -      3,848    6,970         (336)      10,793
Net income             -       -          -    3,125            -        3,125
Dividends ($.72 per
  share)               -       -          -   (2,240)           -       (2,240)
Currency translation
  adjustment           -       -          -        -         (300)        (300)
Tax benefit on exercise
  of stock options     -       -         36        -            -           36
Exercise of stock
  options              1       -         40      (44)           -           (3)
-------------------------------------------------------------------------------
Balance September 30,
  1999               312       -      3,924    7,811         (636)      11,411
Net income             -       -          -    2,805            -        2,805
Dividends ($.72 per
  share)               -       -          -   (2,243)           -       (2,243)
Currency translation
  adjustment           -       -          -        -         (895)        (895)
Change in fair market
  value of cash flow
  hedge                -       -          -        -          192          192
Cancellation of
  unclaimed shares    (1)      -          1        2            -            2
-------------------------------------------------------------------------------
Balance September 30,
  2000           $   311 $     -    $ 3,925  $ 8,375      $(1,339)     $11,272
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2000, 1999 and 1998 (in thousands of dollars)
-------------------------------------------------------------------------------
                                                      2000      1999      1998
-------------------------------------------------------------------------------
Cash flow from operating activities:
Net income                                         $ 2,805   $ 3,125   $ 3,269
Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization                      541       505       530
    Deferred tax provision                              (3)      (26)        8
    Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
        Receivables                                 (1,040)      618      (317)
        Inventories                                    528    (1,152)       66
        Prepaid expenses and other current assets     (357)      (93)     (137)
        Accounts payable                              (265)      484       396
        Accrued compensation and expenses             (603)     (176)      432
        Accrued and deferred taxes on income           101      (531)      581
        Other assets                                     -         -         6
-------------------------------------------------------------------------------
Net cash generated from operating activities         1,707     2,754     4,834
-------------------------------------------------------------------------------
Cash flow used by investing activities:
  Acquisition of property, plant and equipment        (678)     (641)     (993)
  Acquisition and disposal of short-term
    investments                                       (591)      549      (549)
-------------------------------------------------------------------------------
Net cash used by investing activities               (1,269)      (92)   (1,542)
-------------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                               -       (49)     (106)
  Exercise of stock options                              -        46        91
  Repayments of long-term debt                           -         -      (513)
  Dividends paid                                    (2,243)   (2,238)   (1,858)
-------------------------------------------------------------------------------
Net cash used by financing activities               (2,243)   (2,241)   (2,386)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash               (328)     (185)      172
-------------------------------------------------------------------------------
Net increase (decrease) in cash                     (2,133)      236     1,078
Beginning balance - cash and cash equivalents        3,675     3,439     2,361
-------------------------------------------------------------------------------
Ending balance - cash and cash equivalents         $ 1,542   $ 3,675   $ 3,439
-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                       $ 1,530   $ 2,026   $ 1,281
  Cash paid for interest                           $     1   $     6   $    39
-------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
  Dividend declared                                $   561   $   561   $   559
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Notes to consolidated financial statements
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

(1)  Summary Of Significant Accounting Policies

A.  Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SA and Sevcon Asia Limited. All material intercompany transactions have been eliminated.

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

C.  Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $2,253,000 in 2000, $2,176,000 in 1999 and $1,973,000 in 1998. This expense is included in selling, research and administrative expense in the income statement.

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

F.  Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and are comprised of:

-------------------------------------------------------------------------------
                                                      (in thousands of dollars)
-------------------------------------------------------------------------------
                                                             2000         1999
-------------------------------------------------------------------------------
Raw materials                                             $ 1,688      $ 2,080
Work-in-process                                               944        1,112
Finished goods                                              1,052        1,020
-------------------------------------------------------------------------------
                                                          $ 3,684      $ 4,212
-------------------------------------------------------------------------------

G.  TRANSLATION OF FOREIGN CURRENCIES

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of cumulative comprehensive income in stockholders' investment in the balance sheet. Foreign currency transaction gains and losses are included in costs and expenses.

H.  DERIVATIVE INSTRUMENTS AND HEDGING

Effective July 1, 2000, the Company adopted SFAS # 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS # 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS # 133 resulted in no cumulative effect on income or other comprehensive income for the Company.

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. Approximately 42% of the Company's sales are made in US dollars, 38% are made in British pounds and 20% are made in Euros. Over 85% of the Company's cost of sales is incurred in British pounds. This results in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of US dollar, the British pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2000, the Company had effectively hedged approxi-mately 52% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

Under hedge accounting, the Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet as other current assets and a portion of the related gains or losses on these hedge contracts related to anticipated transactions are deferred as a component of other comprehensive income. These deferred gains and losses will be recognized in income in the period in which the underlying anticipated transaction occurs.

Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain functional currency denominated assets are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item (including forecasted transactions);
(2) the derivative is sold or terminated; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur or a balance sheet exposure ceases to exist; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value until it settles, and the hedged asset will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value until it settles, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in income. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet until it settles, with changes in its fair value recognized in current period earnings. During fiscal 2000 no income or expense was recorded relating to the discontinuance of hedge accounting.

At September 30, 2000, the Company had contracts for the sale of Euros and US dollars and the purchase of UK pounds totaling $5.9 million. At September 30, 2000, the Company had recorded deferred income relating to its foreign currency contracts of approximately $192,000, in prepaid expenses and other current assets, which is expected to be recognized in income over the next twelve months. Subsequent to September 30, 2000 several of these contracts were settled. This resulted in a reclassification from other comprehensive income to other income to offset the translation losses on the underlying receivables and payables.

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2000. The information is provided in US dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:
------------------------------------------------------------------------------
                                 (in thousands, except average contract rates)
------------------------------------------------------------------------------
                                    Notional Amount      Average Contract Rate
------------------------------------------------------------------------------
Sell Euros for British Pounds           $ 1,558          Euros 1.63 = Pounds 1
Sell US Dollars for British Pounds      $ 4,310               $1.42 = Pounds 1
------------------------------------------------------------------------------
Total                                   $ 5,868
------------------------------------------------------------------------------
Estimated fair value*                   $   213
------------------------------------------------------------------------------

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

The cash requirements of the above described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged. The Company's forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with credit ratings of A/A-2 or better. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

Prior to the fourth quarter of fiscal 2000 the Company followed SFAS # 52 "Foreign Currency Translation," and the Company had not entered into any significant hedging activities.

I.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. Highly liquid investments with maturities greater than 90 days and less than one year are classified as short-term investments.

Such investments are generally money market funds, bank certificates of deposit, US Treasury bills and short-term bank deposits in Europe.

J.  Earnings per share

Basic and fully-diluted net income per common share for the three years ended September 30, 2000 are calculated as follows:
------------------------------------------------------------------------------
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                                     2000      1999      1998
------------------------------------------------------------------------------
Net income                                        $ 2,805   $ 3,125   $ 3,269
Weighted average shares outstanding                 3,115     3,110     3,099
Basic income per share                            $   .90   $  1.00   $  1.05
------------------------------------------------------------------------------
Options outstanding - common stock equivalents         18        26        40
Average common and common equivalent shares
  outstanding                                       3,133     3,136     3,139
Fully-diluted income per share                    $   .90   $  1.00   $  1.04
------------------------------------------------------------------------------

K.  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

L.  Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2000, approximate fair value due to the short term nature of these instruments.

(2)  CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

In connection with the exercise of employee stock options, the Company repurchased the following 'mature' shares from employees 1998 - 7,511; 1999 - 3,992; 2000 - 0.

(3)  STOCK-BASED COMPENSATION PLANS

There were 22,500 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 2000. Options for 10,000 shares were granted to one employee in November 1999 and options for 48,500 were granted to seventeen employees in January 2000. All of these grants were at market price on the date of grant. Subsequently 2,000 of these options were cancelled.

Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of Stock Appreciation Rights (SARs), either separately, or in relation to options granted, and for the grant of bonus shares. No SARs or bonus shares have been granted.

In January 1998 the stockholders approved the 1998 Directors Option Plan reserving 50,000 shares for issue under the plan. Options for a total of 30,000 shares were granted to 6 directors in 1998, and options for a further 5,000 shares were granted to a newly elected director in 1999. All of these options were granted at market price. On the retirement of a director in January 2000, 5,000 of these options were cancelled.

SFAS #123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25. The Company has elected to account for its stock based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equaled the following pro forma amounts:

------------------------------------------------------------------------------
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                                                 2000        1999        1998
------------------------------------------------------------------------------
Net income     As reported                    $ 2,805     $ 3,125     $ 3,269
               Pro forma                        2,741       3,080       3,231
Basic net income per share
               As reported                    $   .90     $  1.00     $  1.05
               Pro forma                      $   .88     $   .99     $  1.04
Fully-diluted net income per share
               As reported                    $   .90     $  1.00     $  1.04
               Pro forma                      $   .87     $   .98     $  1.03
------------------------------------------------------------------------------
The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

Option transactions under the plans for the three years ended September 30, 2000 were as follows:
------------------------------------------------------------------------------
                                             Shares           Weighted average
                                          under option         exercise price
------------------------------------------------------------------------------
Outstanding at September 30, 1997            86,977                $ 6.81
Granted in 1998                              50,000                 14.61
Exercised in 1998                           (22,152)                 4.11
------------------------------------------------------------------------------
Outstanding at September 30, 1998           114,825                 10.73
Granted in 1999                              25,000                 13.28
Cancelled in 1999                           (10,000)                13.97
Exercised in 1999                           (10,825)                 4.24
------------------------------------------------------------------------------
Outstanding at September 30, 1999           119,000                 11.61
Granted in 2000                              58,500                 10.86
Cancelled in 2000                            (7,000)                13.96
------------------------------------------------------------------------------
Outstanding at September 30, 2000           170,500                $11.25
Exercisable at September 30, 2000            51,500                $ 8.14
------------------------------------------------------------------------------
Weighted average fair value of options
granted in 2000                                                    $ 3.55
------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2000: risk-free interest rate of 6%; expected dividend yield of 5.5%; expected life of 7 years; expected volatility of 49%.

Details of options outstanding at September 30, 2000 were as follows:
------------------------------------------------------------------------------
                                     Shares                  Weighted average
Price range                    under option        remaining contractual life
------------------------------------------------------------------------------
$ 4.97 - $ 7.45                      34,000                           2 years
$ 7.46 - $11.19                      15,000                           9 years
$11.20 - $16.80                     121,500                           8 years
------------------------------------------------------------------------------
                                    170,500                           7 years
------------------------------------------------------------------------------

(4)  INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:
------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                              2000          1999          1998
------------------------------------------------------------------------------
Domestic                                   $ 1,039       $   839       $ 1,271
Foreign                                      3,157         3,864         3,814
------------------------------------------------------------------------------
                                           $ 4,196       $ 4,703       $ 5,085
------------------------------------------------------------------------------

The components of the provision for income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                               2000
------------------------------------------------------------------------------
                                              Current      Deferred      Total
------------------------------------------------------------------------------
Federal                                       $   329       $  (35)    $   294
State                                              96           (6)         90
Foreign                                           988           19       1,007
------------------------------------------------------------------------------
                                              $ 1,413       $  (22)    $ 1,391
------------------------------------------------------------------------------
                                                              1999
------------------------------------------------------------------------------
                                              Current      Deferred      Total
------------------------------------------------------------------------------
Federal                                       $   299       $    11    $   310
State                                              91             3         94
Foreign                                         1,169             5      1,174
------------------------------------------------------------------------------
                                              $ 1,559       $    19    $ 1,578
------------------------------------------------------------------------------
                                                               1998
------------------------------------------------------------------------------
                                              Current      Deferred      Total
------------------------------------------------------------------------------
Federal                                       $   430       $     7    $   437
State                                             142             2        144
Foreign                                         1,215            20      1,235
------------------------------------------------------------------------------
                                              $ 1,787       $    29    $ 1,816
------------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                 2000        1999        1998
------------------------------------------------------------------------------
Statutory Federal income tax rate                 34%         34%         34%
Computed tax provision at statutory rate      $ 1,427     $ 1,599      $1,729
Increases (decreases) resulting from:
  Foreign tax rate differentials                  (92)        (60)        (35)
  State taxes net of federal tax benefit           59          62          95
  Foreign tax credits and other                    (3)        (23)         27
------------------------------------------------------------------------------
Income tax provision in the Statement of
  Income                                      $ 1,391     $ 1,578     $ 1,816
------------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transactions for financial reporting and tax purposes. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2000 and 1999 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                           2000
------------------------------------------------------------------------------
                                         Domestic       Foreign       Foreign
                                          current       current     long-term
------------------------------------------------------------------------------
Assets:
  Pension accruals                        $   253       $     -       $     -
  Inventory basis differences                  36            48             -
  Warranty reserves                            60             -             -
  Other (net)                                 118            12             -
------------------------------------------------------------------------------
                                              467            60             -
Liabilities:
  Prepaid pension                               -           (55)            -
  Property basis differences                    -             -          (135)
------------------------------------------------------------------------------
Net asset (liability)                         467             5          (135)
Valuation allowance                          (251)            -             -
------------------------------------------------------------------------------
Net deferred tax asset (liability)        $   216       $     5       $  (135)
------------------------------------------------------------------------------
                                                           1999
------------------------------------------------------------------------------
                                         Domestic       Foreign       Foreign
                                          current       current     long-term
------------------------------------------------------------------------------
Assets:
  Pension accruals                        $   247       $     -       $     -
  Inventory basis differences                  35            41             -
  Warranty reserves                            50             -             -
  Other (net)                                  90            21             -
------------------------------------------------------------------------------
                                              422            62             -
Liabilities:
  Prepaid pension                               -           (62)            -
  Property basis differences                    -             -          (138)
------------------------------------------------------------------------------
Net asset (liability)                         422             -          (138)
Valuation allowance                          (292)            -             -
------------------------------------------------------------------------------
Net deferred tax asset (liability)        $   130      $      -       $  (138)
------------------------------------------------------------------------------

The valuation allowance is provided when it is probable that some portion of the deferred tax asset will not be realized.

(5)  COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 2000 was $224,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30; 2001 - $171,000; 2002 - $28,000; 2003 - $25,000;
2004 - $18,000; 2005 - $18,000 and $1,160,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $195,000 in 2000, $201,000 in 1999, and $177,000 in 1998.

(6)  EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                             2000        1999
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                   $ 7,485     $ 7,665
Service cost                                                  476         511
Interest cost                                                 530         521
Plan Participants Contributions                               169         184
Actuarial (gain) loss                                          (4)       (136)
Benefits paid                                                (513)     (1,059)
Foreign Currency Exchange Rate Changes                       (673)       (201)
------------------------------------------------------------------------------
Benefit obligation at end of year                           7,470       7,485
------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year              7,867       7,572
Actual return on plan assets                                  283       1,182
Employer Contributions                                        473         184
Plan Participants Contributions                               169         184
Benefits paid                                                (513)     (1,059)
Foreign Currency Exchange Rate Changes                       (697)       (196)
------------------------------------------------------------------------------
Fair value of plan assets at end of year                    7,582       7,867
------------------------------------------------------------------------------
Funded status                                                 112         382
Unrecognized transition obligation (asset)                    (99)       (158)
Unrecognized net actuarial (gain) loss                       (282)       (620)
------------------------------------------------------------------------------
Accrued benefit cost                                      $  (269)    $  (396)
------------------------------------------------------------------------------

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                 2000        1999        1998
------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                  $   476     $   511     $   438
Interest cost                                     530         521         450
Expected return on plan assets                   (597)       (555)       (516)
Amortization of transition obligation             (46)        (49)        (50)
Recognized net actuarial loss                     (11)        (12)         (6)
------------------------------------------------------------------------------
Net periodic benefit cost                     $   352     $   416     $   316
------------------------------------------------------------------------------
Net cost of defined contribution plans        $    26     $    26     $    17
------------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8.0% in 1999, 1998 and 1997.

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

The accounting policies of the segments are the same as those described in note 1. Inter-segment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                             2000
------------------------------------------------------------------------------
                               Controls    Capacitors    Corporate       Total
------------------------------------------------------------------------------
Sales to external customers     $28,346       $ 2,014      $     -     $30,360
Inter-segment revenues                -           341            -         341
Operating income                  3,862           463         (217)      4,108
Depreciation and amortization       451            90            -         541
Identifiable assets              15,053         1,356          800      17,209
Capital expenditure                 647            31            -         678
------------------------------------------------------------------------------
                                                              1999
------------------------------------------------------------------------------
                               Controls    Capacitors    Corporate       Total
------------------------------------------------------------------------------
Sales to external customers     $27,884       $ 1,770    $       -     $29,654
Inter-segment revenues                -           174            -         174
Operating income                  4,564           278         (202)      4,640
Depreciation and amortization       418            87            -         505
Identifiable assets              15,258         1,334        1,527      18,119
Capital expenditure                 607            34            -         641
------------------------------------------------------------------------------
                                                              1998
------------------------------------------------------------------------------
                               Controls    Capacitors    Corporate       Total
------------------------------------------------------------------------------
Sales to external customers     $29,277       $ 2,242    $       -     $31,519
Inter-segment revenues                -           183            -         183
Operating income                  4,747           537         (282)      5,002
Depreciation and amortization       490            40            -         530
Identifiable assets              14,351         1,523        1,910      17,784
Capital expenditure                 922            71            -         993
------------------------------------------------------------------------------

The Company has businesses located in the USA, the United Kingdom, France and Korea. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                 2000        1999        1998
------------------------------------------------------------------------------
Sales:
US sales                                      $12,715     $10,940     $11,321
Foreign sales:
  United Kingdom                               13,202      13,363      15,374
  France                                        4,443       5,351       4,824
  Korea                                             -           -           -
------------------------------------------------------------------------------
Total Foreign                                  17,645      18,714      20,198
------------------------------------------------------------------------------
Total sales                                   $30,360     $29,654     $31,519
------------------------------------------------------------------------------
Long-lived assets:
USA                                           $ 1,586     $ 1,621     $ 1,571
United Kingdom                                  2,733       2,991       3,039
France                                             90          54          35
Korea                                              20           -           -
------------------------------------------------------------------------------
Total                                         $ 4,429     $ 4,666     $ 4,645
------------------------------------------------------------------------------

The business located in the USA services customers in North and South America. The business located in France services customers in France, Spain, Portugal, Belgium and North Africa. The business located in Korea supports customers in Asia, however sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East.

In fiscal 2000 Tech/Ops Sevcon's largest customer accounted for 12% of sales and for 10% of receivables. The second largest customer accounted for 11% of sales and for 15% of receivables. In both 1999 and 1998 each of these customers accounted for less than 10% of sales and of receivables.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 7, 2000


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part  III

Item 10  Directors and Executive Officers of the Registrant

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11  Executive Compensation

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," "Executive Compensation," "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12  Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference from the information under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13  Certain Relationships and Related Transactions

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Part  IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits
     The exhibits filed as part of this Form 10-K are listed on the Exhibit Index below.

(b)  Financial statements and schedule
     The financial statements and financial statement schedule listed under
Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.

(c)  Form 8-K
     None filed during the quarter ended September 30, 2000.

INDEX TO EXHIBITS

*(3)(a) Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Annual Report for the fiscal year ended September 30, 1994).

*(3)(b)  By-laws of the registrant (incorporated by reference to Exhibit
(3)(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*(4)(a) Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(a) Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on form S-8 File No. 333-02113).

*(10)(b) Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit
(10)(e) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(c)  Board resolution terminating Directors' Retirement Plan
(incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).

*(10)(d) Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

(13)(a) Portions of the 2000 Tech/Ops Sevcon, Inc. Annual Report relating to market prices of, and dividends paid on, registrant's common stock incorporated by reference into Part 2 of this Form 10-K.

(13)(b) Portions of the 2000 Tech/Ops Sevcon, Inc. Annual Report relating to selected financial data incorporated by reference into Part 2 of this Form 10-K.

(21)      Subsidiaries of the registrant.

(23)      Consent of Arthur Andersen LLP.

(27)      Financial Data Schedule.

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:
Exhibits (10)(a), (10)(c) and (10)(d) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECH/OPS SEVCON, INC.

                         By /s/ Matthew Boyle               December 8, 2000
                         --------------------
                         Matthew Boyle
                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                 TITLE                              DATE
-----------------------------------------------------------------------------
/s/ Matthew Boyle         President, Chief Executive         December 8, 2000
-----------------         Officer and Director
Matthew Boyle             (Principal Executive Officer)


/s/ Paul A. McPartlin     Vice President, Treasurer          December 8, 2000
---------------------     and Chief Financial Officer
Paul A. McPartlin         (Principal Financial and
                          Accounting Officer)

/s/ Paul B. Rosenberg     Director                           December 8, 2000
---------------------
Paul B. Rosenberg

s/ Marvin G. Schorr       Director                           December 8, 2000
-------------------
Marvin G. Schorr

/s/ Bernard F. Start      Director                           December 8, 2000
--------------------
Bernard F. Start

/s/ David Steadman        Director                           December 8, 2000
------------------
David Steadman

/s/ C. Vincent Vappi      Director                           December 8, 2000
--------------------
C. Vincent Vappi


QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 2000 and 1999 is set out below:
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                 First    Second     Third    Fourth     Total
                               Quarter   Quarter   Quarter   Quarter      Year
------------------------------------------------------------------------------
2000 Quarters
------------------------------------------------------------------------------
Net sales                      $ 7,347   $ 8,138   $ 8,054   $ 6,821   $30,360
Gross profit                     2,889     3,273     3,263     2,508    11,933
Operating income                   923     1,186     1,254       745     4,108
Net income                         614       806       870       515     2,805
------------------------------------------------------------------------------
Basic income per share         $   .20   $   .26   $   .28   $   .17   $   .90
------------------------------------------------------------------------------
Fully-diluted income per share $   .20   $   .26   $   .28   $   .16   $   .90
------------------------------------------------------------------------------
Cash dividends per share       $   .18   $   .18   $   .18   $   .18   $   .72
------------------------------------------------------------------------------
Common stock price per share
                     - High    $ 11.13   $ 11.75   $ 11.00   $ 11.88   $ 11.88
                     - Low        9.63      9.88      8.63      8.00      8.00
------------------------------------------------------------------------------
1999 Quarters
------------------------------------------------------------------------------
Net sales                      $ 8,004   $ 8,005   $ 7,802   $ 5,843   $29,654
Gross profit                     3,264     3,352     3,234     2,303    12,153
Operating income                 1,375     1,466     1,197       602     4,640
Net income                         930       959       774       462     3,125
------------------------------------------------------------------------------
Basic income per share         $   .30   $   .31   $   .25   $   .15   $  1.00
------------------------------------------------------------------------------
Fully-diluted income per share $   .30   $   .31   $   .25   $   .15   $  1.00
------------------------------------------------------------------------------
Cash dividends per share       $   .18   $   .18   $   .18   $   .18   $   .72
------------------------------------------------------------------------------
Common stock price per share
                     - High    $ 14.75   $ 18.50   $ 15.25   $ 14.50   $ 18.50
                     - Low       12.25     13.13     11.19      9.88      9.88
------------------------------------------------------------------------------


SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2000 (in thousands of dollars)
------------------------------------------------------------------------------
                                             Additions
                                  Balance   charged to   Deductions    Balance
                             at beginning        costs         from   at close
                                  of year   & expenses     reserves    of year
------------------------------------------------------------------------------
For the year ended September 30,
  2000:
Allowance for doubtful accounts   $   174      $    80    $ (13)(a)    $   241
------------------------------------------------------------------------------
For the year ended September 30,
  1999:
Allowance for doubtful accounts   $   197      $     -    $ (23)(b)    $   174
------------------------------------------------------------------------------
For the year ended September 30,
  1998:
Allowance for doubtful accounts   $   158      $    43    $  (4)(c)    $   197
------------------------------------------------------------------------------
(a) Accounts collected $2; translation adjustment $11
(b) Write off of uncollectible accounts $2; accounts collected $16; translation adjustment $5
(c) Write off of uncollectible accounts $4





Exhibit 13 (a)

                        TECH/OPS SEVCON, INC.

      Summary of the Market Prices of, and Dividends Paid on,
                   the Company's Common Stock

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table below. At November 24, 2000, there were approximately 325 shareholders of record, plus approximately 1,000 additional share-holders whose securities are held in "street" name.

                    First     Second     Third     Fourth      Total
                  Quarter    Quarter    Quarter    Quarter      Year

     Fiscal 2000
High               $11.13     $11.75     $11.00     $11.88    $11.88
Low                $ 9.63     $ 9.88     $ 8.63     $ 8.00    $ 8.00
Dividend           $  .18     $  .18     $  .18     $  .18    $  .72


                    First     Second     Third     Fourth      Total
                  Quarter    Quarter    Quarter    Quarter      Year

Fiscal 1999
High               $14.75     $18.50     $15.25     $14.50    $18.50
Low                $12.25     $13.13     $11.19     $ 9.88    $ 9.88
Dividend           $  .18     $  .18     $  .18     $  .18    $  .72




Exhibit 13 (b)

                        TECH/OPS SEVCON, INC.

                       Selected Financial Data

A summary of selected financial data for the last five years is shown in the table below:
For the five years ended September 30:
                                   (in 000's except per share data)

                             2000     1999     1998     1997     1996
                             ----     ----     ----     ----     ----
Net sales                 $30,360  $29,654  $31,519  $27,309  $27,197
Operating income            4,108    4,640    5,002    2,966    4,570
Net income                  2,805    3,125    3,269    1,891    3,036
Basic income per share    $   .90  $  1.00  $  1.05  $   .61  $   .97
Dividends per share (a)   $   .72  $   .72  $   .63  $   .60  $  .525
Average shares outstanding  3,115    3,110    3,099    3,091    3,145
Stockholders investment   $11,272  $11,411  $10,793  $ 9,107  $ 9,111
Total assets              $17,209  $18,119  $17,784  $15,185  $14,645
Long-term debt            $     -  $     -  $     -  $   278  $     -


(a) In September 1998, the Company increased its regular quarterly dividend by 20% from $.15 per share to $.18 per share. In
    September 1996, the Company increased its regular quarterly dividend from $.125 per share to $.15 per share.




Exhibit 21

                        TECH/OPS SEVCON, INC.

                   Subsidiaries of the Registrant

                                                Percentage of voting
                          State or other      securities owned by its
                          jurisdiction of       immediate parent at
        Name               organization          September 30, 2000
        ====               ============          ==================

Sevcon, Inc.                  Delaware                   100%

Sevcon Ltd.                 United Kingdom               100%

Industrial Capacitors
      (Wrexham) Ltd.        United Kingdom               100% (A)

Sevcon SA                     France                     100%

Sevcon Asia Limited           South Korea                100%

(A)  Owned by Sevcon Ltd.


































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

Boston, Massachusetts
December 22, 2000