Form 10-Q
period 2000-12-31
TECH OPS SEVCON INC
filed 2001-02-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------     ------------

Commission File Number 1-9789
                       ------


                      TECH/OPS SEVCON, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Delaware                                    04-2985631
-------------------------------                   ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 6, 2001
----------------------------         --------------------------
Common stock, par value $.10                     3,109,620



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Dec 31,       Sept 30,
                                                2000           2000
                                            ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $ 1,540        $ 1,542
    Short term investments                         -            591
    Accounts receivable, less allowances
       of $270,000 at 12/31/2000
       and $241,000 at 9/30/2000               5,412          6,132
    Inventories:
       Raw materials                           2,404          1,688
       Work-in-process                           983            944
       Finished goods                          1,210          1,052
                                             -------        -------
                                               4,597          3,684
                                             -------        -------
    Prepaid expenses and other current
       assets                                    893            831
                                             -------        -------
            Total current assets              12,442         12,780
                                             -------        -------

Property, plant and equipment, at cost         7,040          6,905
    Less:  Accumulated depreciation
           and amortization                    4,063          3,911
                                             -------        -------
      Net property, plant
        and equipment                          2,977          2,994
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $16,854        $17,209
                                             =======        =======

The accompanying notes are an integral part of these financial statements.









                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Dec 31,       Sept 30,
                                                2000           2000
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 2,913         $ 2,385
    Dividend payable                             561             561
    Accrued expenses                           2,615           2,347
    Accrued taxes on income                      263             509
                                             -------         -------
        Total current liabilities              6,352           5,802
                                             -------         -------


Deferred taxes on income                         137             135
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 311             311
    Treasury stock                               (49)              -
    Premium paid in on common stock            3,925           3,925
    Retained earnings                          7,505           8,375
    Cumulative comprehensive income (loss)    (1,327)         (1,339)
                                             -------         -------
       Total stockholders' investment        $10,365         $11,272
                                             -------         -------
                                             $16,854         $17,209
                                             =======         =======


The accompanying notes are an integral part of these financial statements.











                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                              Three Months Ended
                                              ------------------
                                               Dec 31,    Dec 31,
                                                 2000       1999
                                              --------   -------
Net sales                                     $ 5,768    $ 7,347

Costs and expenses:
  Cost of sales                                 4,275      4,458
  Selling, research and
    administrative                              2,016      1,966
                                              --------    -------
                                                6,291      6,424
                                              --------   -------
Operating income (loss)                          (523)       923

Other income (expense), net                        45         19
                                              --------   -------
Income (loss) before income taxes                (478)       942

Income taxes                                     (168)       328
                                              --------   -------
Net income (loss)                             $  (310)   $   614
                                              ========   =======
Basic income (loss) per share                 $  (.10)   $   .20
                                              ========   =======
Fully diluted income (loss) per share         $  (.10)   $   .20
                                              ========   =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)
                        (in thousands)

                                               Three Months Ended
                                               ------------------
                                               Dec 31,    Dec 31,
                                                 2000       1999
                                              --------   --------
Net income (loss)                             $  (310)   $   614
Foreign currency translation adjustment            64       (211)
Change in fair market value of cash flow hedge    (52)         -
                                              --------   --------
Comprehensive income                          $  (298)   $   403
                                              ========   ========


The accompanying notes are an integral part of these financial statements.
                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)

                                                   Three Months Ended
                                                   ------------------
                                                   Dec 31,     Dec 31,
                                                     2000        1999
                                                  -------     -------
Net cash flow from operating activities:
  Net income (loss)                               $  (310)    $   614
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    138         117
     Deferred tax provision                             2          (3)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables and other assets                   658        (768)
       Inventories                                   (913)        142
       Accounts payable                               528         109
       Accrued compensation and expenses              268         (56)
       Accrued and deferred taxes on income          (246)        127
                                                  -------     -------
  Net cash generated from operating activities        125         282
                                                  -------     -------
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                    (84)       (151)
  Disposal of short-term investments                  591
                                                  -------     -------
Net cash generated from (used by)
  investing activities                                507        (151)
                                                  -------     -------
Cash flow (used by) financing activities:
  Dividends paid                                     (560)       (559)
  Purchase of common stock                            (49)          -
                                                  -------     -------
  Net cash used by financing activities              (609)       (559)
                                                  -------     -------
Effect of exchange rate changes on cash               (25)       (148)
                                                  -------     -------
Net increase (decrease) in cash                        (2)       (576)
Opening balance - cash and cash equivalents         1,542       3,675
                                                  -------     -------
Ending balance - cash and cash equivalents        $ 1,540     $ 3,099
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $   186     $    59
   Cash paid for interest                               -           -
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $   561     $   561
                                                  =======     =======
The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 2000

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 2000 and the results of operations and cash flows for the three months ended December 31, 2000 and December 31, 1999.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2000 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended
December 31, 2000 and December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On December 21, 2000, the Company declared a quarterly dividend of $.18 per share for the first quarter of fiscal 2001, which was paid on January 11, 2001 to stockholders of record on December 27, 2000. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                               (in thousands, except for per share amounts)
                                          Three Months Ended
                                          ------------------
                                           Dec 31,    Dec 31,
                                             2000       1999
                                           ------     ------
Net income (loss)                          $ (310)    $  614
Basic income (loss) per share              $ (.10)    $  .20

Average shares outstanding                  3,112      3,115

Options outstanding - common
  stock equivalents                            17         18

Average common and common
  equivalent shares outstanding             3,129      3,133

Fully diluted income (loss) per share      $ (.10)    $  .20
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

The accounting policies of the segments are the same as those described in note 1 to the 2000 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended December 31, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,277     $   491          -  $ 5,768
Inter-segment revenues              -          85          -       85
Operating income (loss)          (567)        105        (61)    (523)
Identifiable assets            14,913       1,356        585   16,854
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended December 31, 1999
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,879     $   468          -  $ 7,347
Inter-segment revenues              -          72          -       72
Operating income (loss)           900          85        (62)     923
Identifiable assets            15,941       1,208        991   18,140
---------------------------------------------------------------------




















                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2000

     Sales in the first fiscal quarter ended December 31, 2000 decreased by $1,579,000, or 21%, compared to the first quarter of last year. Foreign currency fluctuations, mainly the weakness of European currencies against the dollar, reduced reported sales by $400,000, or 5%.

     First quarter volumes in the controller business were $1,258,000, or 18%, lower than in the same quarter last year. This decrease was mainly due a slow down in demand in the world-wide aerial lift market resulting in lower sales of $550,000, and a technical problem with a major product line. The technical problem resulted in production of this major product line being suspended during December. It was subsequently determined that this problem only impacted one major fork lift truck customer, but shipments of that product line were severely curtailed to all customers for that product line during the first quarter. This problem has now been resolved and shipments have recommenced. Revenues in the U.S. controller business decreased by 14% and European volumes were down by 21% compared to the first quarter of last year. In both businesses this was mainly due to lower demand in the aerial lift market and the suspension of production of a major product line. Foreign currency fluctuations resulted in a $344,000 decrease in reported sales for the controller business.

     Capacitor sales were $491,000 compared to $468,000 in fiscal 2000, an increase of $23,000, or 5%. This was due to increased volumes of $79,000, or 17%, arising from continued recovery from the difficult conditions in the European capacitor market during the past two years. The decrease in the value of the British pound compared to the dollar resulted in a $56,000, or 12%, decrease in reported revenues.

     Gross profit was 25.9% of sales compared to 39.3% of sales in the first quarter of fiscal 2000, and was $1,396,000 lower than last year. Lower volumes accounted for $670,000 of the decrease in gross profit. Product rectification costs in connection with a technical problem with a major product line amounted to $450,000, or $.09 per share. Difficult material supply conditions, due to a world-wide shortage of electronic components, and the start-up of the Company's outsourcing program resulted in increased manufacturing costs of $290,000 during the first quarter.

    Selling, research and administrative expenses for the quarter increased by $50,000, or 3%, over the first quarter of fiscal 2000. This increase was mainly due to a plan to expand the Company's world-wide selling resources. Since the first quarter of last year, the Company has opened a subsidiary in Korea, a sales office on the West Coast of the USA and has increased its sales and marketing resources in Europe.

     There was an operating loss of $523,000 compared to operating income of $923,000 in the same quarter last year. Operating income in the capacitor business segment increased by $20,000, or 24%, mainly due to increased volumes. In the controller business segment there was an operating loss of $567,000 compared to operating income of $900,000 in the same quarter last year. The year-to-year decrease of $1,467,000 compared to the first quarter of last year was due to the following major factors: lower volumes $670,000; product rectification costs $450,000; Component shortages and outsourcing start-up $290,000; increased selling research and administrative expenses $50,000.

     There was a loss before income taxes of $478,000, compared to pre-tax income of $942,000 last year, an adverse swing of $1,420,000. Other income was $45,000 compared to $19,000 in fiscal 2000. The year-to-year increase in other income of $26,000 was mainly due to foreign currency translation gains. There was an income tax benefit of $168,000, or 35.1% of the pre-tax loss, compared to income taxes of $328,000, or 34.8% of pre-tax income, in the same quarter last year. The net loss was $310,000 compared to net income of $614,000 last year, a decrease of $924,000. The basic and fully diluted loss per share was $.10 compared to net income per share of $.20 in last year's first quarter.

     The Company is accelerating and extending its plan to reorganize and refocus the Company on its core competencies and to reduce manufacturing costs. This will involve speeding up plans to outsource some manufacturing operations with a consequent reduction in the worldwide workforce of approximately 20% during the first half of 2001. It is expected that termination costs associated with the reduction in workforce will result in a charge in the second quarter of approximately $400,000, equivalent to $.08 per share. The Company expects that these changes will reduce manufacturing and operating expenses by approximately $1.2 million per year, starting in the third fiscal quarter.

Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $561,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend. The Company has no current plan to change its dividend policy.



This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of the Company to successfully implement its plan to reorganize and refocus the Company, to reduce manufacturing costs and successfully implement its outsourcing program in a timely manner and to achieve anticipated workforce reductions; ability to produce products meeting technical requirements of customers and acceptance of those products by customers; level of demand for controls; impact of the variability of foreign exchange rates on sales and earning; availability of electronic components; availability of earnings and capital resources to permit continuation of dividend payments, as well as other factors that may be described from time to time in the Company's filings with the Securities and Exchange Commission, including on Form 10-K.















TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits filed with this report.

            None


    (b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter for which this report is filed.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: February 14, 2001              By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer