Form 10-Q
period 2001-03-31
TECH OPS SEVCON INC
filed 2001-05-11
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               -----------------

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

         Class                       Outstanding at May 11, 2001
----------------------------         --------------------------
Common stock, par value $.10                     3,109,620



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Mar 31,       Sept 30,
                                                2001           2000
                                            ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $ 1,380        $ 1,542
    Short term investments                         -            591
    Accounts receivable, less allowances
       of $264,000 at 3/31/2001
       and $241,000 at 9/30/2000               6,268          6,132
    Inventories:
       Raw materials                           2,240          1,688
       Work-in-process                           831            944
       Finished goods                            999          1,052
                                             -------        -------
                                               4,070          3,684
                                             -------        -------
    Prepaid expenses and other current
       assets                                    481            831
                                             -------        -------
            Total current assets              12,199         12,780
                                             -------        -------

Property, plant and equipment, at cost         6,867          6,905
    Less:  Accumulated depreciation
           and amortization                    4,002          3,911
                                             -------        -------
      Net property, plant
        and equipment                          2,865          2,994
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $16,499        $17,209
                                             =======        =======

The accompanying notes are an integral part of these financial statements.









                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Mar 31,       Sept 30,
                                                2001           2000
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 2,896         $ 2,385
    Dividend payable                             560             561
    Accrued expenses                           2,700           2,347
    Accrued taxes on income                      287             509
                                             -------         -------
        Total current liabilities              6,443           5,802
                                             -------         -------


Deferred taxes on income                         129             135
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 311             311
    Treasury stock                               (49)              -
    Premium paid in on common stock            3,925           3,925
    Retained earnings                          7,521           8,37
    Cumulative other comprehensive
     income (loss)                            (1,781)         (1,339)
                                             -------         -------
       Total stockholders' investment        $ 9,927         $11,272
                                             -------         -------
                                             $16,499         $17,209
                                             =======         =======


The accompanying notes are an integral part of these financial statements.






                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,    Mar 31,     Mar 31,   Mar 31,
                                  2001       2000        2001      2000
                               -------    -------     -------   -------
Net sales                      $ 7,658    $ 8,138     $13,426   $15,485

Costs and expenses:
  Cost of sales                  4,632      4,865       8,907     9,393
  Selling, research and
    administrative               2,141      2,087       4,157     4,053
                               -------    -------     -------   -------
                                 6,773      6,952      13,064    13,376
                               -------    -------     -------   -------
Operating income                   885      1,186         362     2,109

Other income (expense), net          -          6          45        25
                               -------    -------     -------   -------
Income before income taxes         885      1,192         407     2,134

Income taxes                       310        386         142       714
                               -------    -------     -------   -------
Net income                     $   575    $   806         265     1,420
                               =======    =======     =======   =======
Basic income per share         $   .18    $   .26     $   .09   $   .46
                               =======    =======     =======   =======
Fully diluted income per share $   .18    $   .26     $   .08   $   .45
                               =======    =======     =======   =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,    Mar 31,     Mar 31,   Mar 31,
                                  2001       2000        2001      2000
                               -------    -------     -------   -------
Net income                     $   575    $   806     $   265   $ 1,420
Foreign currency
   translation adjustment         (314)      (113)       (250)     (324)
Change in fair market value
   of cash flow hedge             (140)         -        (192)        -
                               -------    -------     -------   -------
Comprehensive income (loss)    $   121    $   693     $  (177)  $ 1,096
                               =======    =======     =======   =======

The accompanying notes are an integral part of these financial statements.


                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                    Six Months Ended
                                                   ------------------
                                                   Mar 31,     Mar 31,
                                                     2001        2000
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $   265     $ 1,420
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    269         183
     Deferred tax provision                            (6)         (4)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                   (136)     (2,416)
       Inventories                                   (386)       (108)
       Pre-paid expenses and other current assets     350         133
       Accounts payable                               511       1,248
       Accrued compensation and expenses              353          32
       Accrued and deferred taxes on income          (222)        100
                                                  -------     -------
  Net cash generated from operating activities        998         588
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                   (242)       (236)
  Disposal of short-term investments                  591           -
                                                  -------     -------
Net cash generated from (used by)
  investing activities                                349        (236)
                                                  -------     -------
Cash flow (used by) financing activities:
  Dividends paid                                   (1,120)     (1,121)
  Exercise of stock options                             -           -
  Purchase of common stock                            (49)          -
                                                  -------     -------
  Net cash used by financing activities            (1,169)     (1,121)

Effect of exchange rate changes on cash              (340)       (264)
                                                  -------     -------
Net increase (decrease) in cash                      (162)     (1,032)
Opening balance - cash and cash equivalents         1,542       3,675
                                                  -------     -------
Ending balance - cash and cash equivalents        $ 1,380     $ 2,644
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $   126     $   592
   Cash paid for interest                               4           -
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $   560     $   561
                                                  =======     =======
The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - March 31, 2001

                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31,2001, the results of operations three months and six months ended
March 31, 2001 and cash flows for the three months ended March 31, 2001.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2000 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On March 15, 2001, the Company declared a quarterly dividend of $.18 per share for the second quarter of fiscal 2001, which was paid on April 12, 2001 to stockholders of record on March 28, 2001. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                             (in thousands, except for per share amounts)

                                 Three Months Ended   Six Months Ended
                                 ------------------   ----------------
                                  Mar 31     Mar 31   Mar 31    Mar 31
                                    2001       2000     2001      2000
                                  ------     ------   ------    ------
Net income                        $  575     $  806   $  265    $1,420
Basic income per share            $  .18     $  .26   $  .09    $  .46

Average shares outstanding         3,110      3,115    3,111     3,115

Options outstanding - common
  stock equivalents                   16         19       16        18

Average common and common
  equivalent shares outstanding    3,126      3,134    3,127     3,133

Fully diluted income per share    $  .18     $  .26   $  .08    $  .45
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

The accounting policies of the segments are the same as those described in note 1 to the 2000 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended March 31, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,081     $   577          -  $ 7,658
Inter-segment revenues              -          92          -       92
Operating income                  760         183        (58)     885
Identifiable assets            15,082       1,323        154   16,499
---------------------------------------------------------------------
---------------------------------------------------------------------
                                Three months ended March 31, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,616     $   522          -  $ 8,138
Inter-segment revenues              -          98          -       98
Operating income                1,081         145         (40)  1,186
Identifiable assets            17,413       1,404         652  19,469
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $12,358     $ 1,068          -  $13,426
Inter-segment revenues              -         177          -      177
Operating income                  193         288       (119)     362
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $14,495     $   990          -  $15,485
Inter-segment revenues              -         170          -      170
Operating income                1,981         230       (102)   2,109
---------------------------------------------------------------------
                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2000

     Sales in the second fiscal quarter ended March 31, 2001 were $7,658,000 compared to $8,138,000 in the same quarter of the previous year, a decrease of $480,000, or 6%. Foreign currency fluctuations reduced reported sales by $380,000, or 5%. Second quarter volumes were 1% below last year. Revenues in the U.S. controller business increased by 11% mainly due to higher demand in the mining and airport ground support markets, partially offset by a decrease in the aerial lift market. Volumes in the European controller markets were 13% lower than last year, mainly due to weakness in the aerial lift and fork lift truck markets. Capacitor sales were 11% higher than last year due to a continuation of the recovery from the difficult conditions in the European capacitor market.

     Second quarter gross profit was 39.5% of sales, a decrease from 40.2%
in the second quarter of fiscal 2000. Gross profit of $3,026,000 was $247,000 lower than last year. The decrease in gross profit percentage was attributable to increased electronic component prices, lower labor efficiency during the period of workforce reductions and higher product rectification costs.

      Selling, research and administrative expenses for the quarter increased by $54,000, or 3%, compared to fiscal 2000. In the controller business the plan to reorganize and refocus manufacturing facilities on their core competencies, reduce manufacturing costs and improve quality is ongoing.
During the second quarter the company implemented its plan to reduce its workforce announced last quarter. The workforce reductions during the second quarter resulted in a charge of $390,000 or $.08 per share. At the end of the second quarter the number of employees was 209, a decrease of 21% compared with the beginning of fiscal 2001. A reserve for the estimated costs of dealing with a litigation claim was recorded during the second quarter. This litigation is discussed in Part II, item 1, Legal Proceedings.

     Operating income was $885,000, a decrease of $301,000, or 25%, compared to the second quarter of fiscal 2000. Before the $390,000 charge relating to the reduction in the workforce, operating income increased by $89,000, or 8% compared to last year. Operating income in the capacitor business segment increased by $38,000, or 26%, mainly due to increased volumes. Operating income in the controller business was $321,000 lower than in fiscal 2000, mainly due to the $390,000 charge in the second quarter of fiscal 2001 relating to workforce reductions.

     Income before income taxes was $885,000, compared to $1,192,000 last year, a decrease of $307,000, or 26%. Income taxes were 35.0% of pre-tax income compared to 32.4% in the same quarter of fiscal 2000. This increase in the average tax rate was due to a greater proportion of the Company's income being earned in the United States, where the tax rate is higher than in the Company's European businesses. Net income was $575,000 compared to $806,000 last year, a decrease of 29%. Basic and fully diluted income per share decreased by 31%, from $.26 in the second quarter of fiscal 2000, to $.18 in the current year.

Six months ended March 31, 2001

   Sales in the first six months of fiscal 2001 were $13,426,000, compared to $15,485,000 in the same period last year, a decrease of $2,059,000, or 13%. Foreign currency fluctuations accounted for an $800,000, or 5%, decrease in reported sales. Volumes were 8% lower than last year. In the first quarter of fiscal 2001 there was a technical problem with a major product line. The technical problem resulted in production of this major product line being suspended during December. It was subsequently determined that this problem only impacted one major fork lift truck customer, but shipments of that product line were severely curtailed to all customers for that product line during the first quarter. This problem has now been resolved and shipments have recommenced.

   Revenues in the US controller business decreased by $74,000, or 1%. This was mainly due to decreased demand in the aerial lift market partially offset by higher sales to the mining and airport ground support markets. Controller volumes in foreign markets decreased by $1,390,000, or 17%, mainly due to lower demand in the European aerial lift and fork lift truck markets and the first quarter technical problem. Capacitor volumes increased by $200,000, or 20% compared to the first half of last year.

    Gross profit was 35.3% of sales in the first half of fiscal 20001 compared to 39.8% in 2000. Gross profit decreased by $1,582,000 compared to the first six months of last year. Lower volumes accounted for $700,000 of the decrease in gross profit. Product rectification costs in the first quarter in connection with a technical problem with a major product line amounted to $450,000, or $.09 per share. Difficult material supply conditions, due to a worldwide shortage of electronic components, the start-up of the Company's outsourcing program and lower labor efficiency during the period of workforce reduction resulted in increased manufacturing costs of $430,000 during the first half of fiscal 2001.

     Operating expenses for the six-month period were $4,157,000 compared to $4,053,000 last year, an increase of 3%. As mentioned above the Company incurred a charge of $390,000 relating to workforce reductions in the second quarter. Prior to this charge, operating expenses were 7% lower than in Fiscal 2000.

     Operating income for the first half year was $362,000, a decrease of $1,747,000 compared to last year. Operating income for the controller business decreased by $1,788,000 to $193,000. The main causes of this decrease were lower volumes, which reduced operating income by $816,000, the first quarter product rectification charge of $450,000 and the second quarter workforce reduction charge of $390,000. In the capacitor business segment operating income increased by $58,000, or 25%, to $288,000, mainly due to increased volumes.

    Income before income taxes was $407,000, compared to $2,134,000 last year, a decrease of $1,727,000. Other income was $45,000 compared to $25,000 in the first half of fiscal 2000. Income taxes were 34.9% of pre-tax income, compared to 33.5% last year, mainly due to a higher proportion of US income in fiscal 2001 at a higher average tax rate. Net income was $265,000, a decrease of $1,155,000 compared to the same period last year. Basic income per share was $.09 per share compared to $.46 per share in the first half of fiscal 2000. Fully diluted net income was $.08 per share, a decrease of $.37 per share compared to 2000.


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

This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of the Company to successfully implement its plan to reorganize and refocus the Company, to reduce manufacturing costs and successfully implement its outsourcing program in a timely manner; ability to produce products meeting technical requirements of customers and acceptance of those products by customers; level of demand for controls; impact of the variability of foreign exchange rates on sales and earnings; availability of electronic components at reasonable prices;
availability of earnings and capital resources to permit continuation of dividend payments; the outcome of litigation against the company, as well as other factors that may be described from time to time in the Company's filings with the Securities and Exchange Commission, including on Form 10-K.


TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 4,2001 an Indian electronics manufacturer commenced an action against the Company's UK subsidiary for damages of approximately $1.4 million. The claim is for loss of profits and expenses relating to an alleged contract to supply the Company's requirements for certain products for a 5-year period. The Company filed a defense denying the existence of such a contract and does not anticipate any material liability in this action.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 23, 2001, the shareholders voted to re-elect as directors for three year terms the following persons: David R. A. Steadman and Marvin G. Schorr. Mr. Steadman received 2,690,197 votes for and 6,620 withheld, and Dr. Schorr received 2,690,797 votes for and 6,020 withheld. There were no abstentions or broker non-votes.


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


                                          TECH/OPS SEVCON, INC.



Date: May 11, 2001                By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer