Form 10-Q
period 2001-06-30
TECH OPS SEVCON INC
filed 2001-08-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               --------------

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

          Class                      Outstanding at August 14, 2001
----------------------------         --------------------------
Common stock, par value $.10                     3,109,620



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                             June 30,       Sept 30,
                                                2001           2000
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   955        $ 1,542
    Short term investments                         -            591
    Accounts receivable, less allowances
       of $796,000 at 6/30/2001
       and $241,000 at 9/30/2000               6,338          6,132
    Inventories:
       Raw materials                           2,450          1,688
       Work-in-process                           895            944
       Finished goods                            975          1,052
                                             -------        -------
                                               4,320          3,684
                                             -------        -------

    Prepaid expenses and other current
       assets                                    459            831
                                             -------        -------

            Total current assets              12,072         12,780
                                             -------        -------

Property, plant and equipment, at cost         6,922          6,905
    Less:  Accumulated depreciation
           and amortization                    4,110          3,911
                                             -------        -------
      Net property, plant
        and equipment                          2,812          2,994
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $16,319        $17,209
                                             =======        =======

The accompanying notes are an integral part of these financial statements.



                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              June 30,       Sept 30,
                                                 2001           2000
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 3,194         $ 2,385
    Dividend payable                             560             561
    Accrued expenses                           2,685           2,347
    Accrued taxes on income                       59             509
                                             -------         -------
        Total current liabilities              6,498           5,802
                                             -------         -------


Deferred taxes on income                         128             135
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 311             311
    Treasury stock                               (49)              -
    Premium paid in on common stock            3,925           3,925
    Retained earnings                          7,368           8,375
    Cumulative other comprehensive
     income (loss)                            (1,862)         (1,339)
                                             -------         -------
       Total stockholders' investment         $9,693         $11,272
                                             -------         -------
                                             $16,319         $17,209
                                             =======         =======


The accompanying notes are an integral part of these financial statements.









                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                               June 30,  June 30,  June 30,  June 30,
                                  2001      2000      2001      2000
                               -------   -------   -------   -------
Net sales                      $ 7,680   $ 8,054   $21,106   $23,539

Costs and expenses:
  Cost of sales                  4,800     4,791    13,707    14,114
  Selling, research and
    administrative               2,224     2,009     6,381     6,062
                               -------   -------   -------   -------
                                 7,024     6,800    20,088    20,176
                               -------   -------   -------   -------
Operating income                   656     1,254     1,018     3,363

Other income (expense), net        (27)       61        18        86
                               -------   -------   -------   -------
Income before income taxes         629     1,315     1,036     3,449

Income taxes                       221       445       363     1,159
                               -------   -------   -------   -------
Net income                     $   408   $   870       673     2,290
                               =======   =======   =======   =======
Basic income per share         $   .13   $   .28   $   .22   $   .74
                               =======   =======   =======   =======
Fully diluted income per share $   .13   $   .28   $   .22   $   .73
                               =======   =======   =======   =======

           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                              June 30,   June 30,  June 30,  June 30,
                                 2001       2000      2001      2000
                              -------    -------   -------   -------
Net income                    $   408    $   870   $   673   $ 2,290
Foreign currency
   translation adjustment         (77)      (349)     (327)     (673)
Change in fair market value
   of cash flow hedge              (4)         -      (196)        -
                              -------    -------   -------   -------
Comprehensive income          $   327    $   521   $   150   $ 1,617
                              =======    =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                  Nine Months Ended
                                                 -------------------
                                                 June 30,    June 30,
                                                    2001        2000
                                                 -------     -------
Net cash flow from operating activities:
  Net income                                     $   673     $ 2,290
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                   394         380
     Deferred tax provision                           (7)        (14)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                  (206)     (1,600)
       Inventories                                  (636)        282
       Prepaid expenses and other current assets     372         133
       Accounts payable                              809         270
       Accrued compensation and expenses             338        (265)
       Accrued and deferred taxes on income         (450)         86
                                                 -------     -------
  Net cash generated from operating activities     1,287       1,562
Cash flow generated from (used by)
 investing activities:
  Acquisition of property, plant, and
    equipment, net                                  (357)       (418)
  Disposal of short-term investments                 591           -
                                                 -------     -------
Net cash generated from (used by)
 investing activities                                234        (418)
Cash flow used by financing activities:
  Dividends paid                                  (1,680)     (1,682)
  Purchase of common stock                           (49)          -
                                                 -------     -------
  Net cash used by financing activities           (1,729)     (1,682)

Effect of exchange rate changes on cash             (379)       (450)
                                                 -------     -------
Net decrease in cash                                (587)       (988)
Opening balance - cash and cash equivalents        1,542       3,675
                                                 -------     -------
Ending balance - cash and cash equivalents       $   955     $ 2,687
                                                 =======     =======
Supplemental disclosure of cash flow information;
   Cash paid for income taxes                    $   732     $   834
   Cash paid for interest                              9           1
                                                 -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                             $   560     $   561
                                                 =======     =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - June 30, 2001

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (primarily consisting of only normally recurring accruals)necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 2001 and the results of operations and cash flows for the three months and nine months ended June 30, 2001 and June 30, 2000.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2000 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and nine-month periods ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Cash Dividends

     On June 5, 2001, the Company declared a quarterly dividend of $.18 per share for the third quarter of fiscal 2001, which was paid on July 5, 2001 to stockholders of record on June 20, 2001.
The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                           (in thousands, except for per share amounts)
                               Three Months Ended  Nine Months Ended
                               ------------------   ----------------
                               June 30    June 30  June 30   June 30
                                  2001       2000     2001      2000
                                ------     ------   ------    ------
Net income                      $  408     $  870   $  673    $2,290
Basic income per share          $  .13     $  .28   $  .22    $  .74

Average shares outstanding       3,110      3,115    3,111     3,115

Options outstanding - common
  stock equivalents                 14         17       15        18

Average common and common
  equivalent shares outstanding  3,124      3,132    3,126     3,133

Fully diluted income per share  $  .13     $  .28   $  .22    $  .73
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

     The accounting policies of the segments are the same as those described in note 1 to the 2000 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended June 30, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,114     $   566          -  $ 7,680
Inter-segment revenues              -          77          -       77
Operating income                  575         154        (73)     656
Identifiable assets            14,851       1,340        128   16,319
---------------------------------------------------------------------
---------------------------------------------------------------------
                                Three months ended June 30, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,522     $   532          -  $ 8,054
Inter-segment revenues              -         102          -      102
Operating income                1,181         151        (78)   1,254
Identifiable assets            14,692       1,313      2,132   18,137
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended June 30, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $19,472     $ 1,634          -  $21,106
Inter-segment revenues              -         254          -      254
Operating income                  768         442       (192)   1,018
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended June 30, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $22,017     $ 1,522          -  $23,539
Inter-segment revenues              -         272          -      272
Operating income                3,162         381       (180)   3,363
---------------------------------------------------------------------

                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2001

In June 2001 UpRight, Inc., a manufacturer of aerial lifts that was a significant customer of the Company, filed for protection under Chapter 11 of the bankruptcy code. The Company recorded a charge of $855,000, equivalent to $0.18 per share, to cover the outstanding receivable from UpRight of $562,000 and an estimated write-down of inventory unique to this customer of $293,000. Shipments to UpRight, Inc. accounted for 6% of total revenues in the first nine months of fiscal 2001 compared to 5% in fiscal 2000. Set out below is a comparison of third quarter results before and after this charge.

                             (in thousands except per share data)
                         -------------------------------------------
                                         Third quarter
                         -------------------------------------------
                                  Fiscal 2001            Fiscal 2000
                          --------------------------     -----------
                             As     UpRight   Before         As
                          reported  charge    charge      reported

Net sales                   7,680        -     7,680        8,054
Cost of sales               4,800     (293)    4,507        4,791
Gross profit                2,880     (293)    3,173        3,263
Gross profit %              37.5%              41.3%        40.5%
Selling, research and
  administrative
  expenses                  2,224     (562)    1,662        2,009
Operating income              656     (855)    1,511        1,254
Net income                    408     (556)      964          870
Fully diluted income
  per share                  $.13    $(.18)     $.31         $.28
--------------------------------------------------------------------

Sales in the third fiscal quarter ended June 30, 2001 were $7,680,000 compared to $8,054,000 in the same quarter of last year, a decrease of $374,000, or 5%. Third quarter volumes were in line with last year, however, the weakness of European currencies compared to the U.S. dollar resulted in a 5% decrease in reported revenues. Revenues in the U.S. controller business increased by 2% compared to the third quarter of fiscal 2000. Strong performance in the mining and airport ground support markets was offset by a very sharp decline in shipments to the U.S. aerial lift market to less than half the level recorded last year. The decrease in shipments to the aerial lift market was due to a significant slowdown in demand affecting the majority of the company's aerial lift customers and the bankruptcy of UpRight, Inc. in June 2001. Volumes in the European controller markets were 4% lower than last year, mainly due to weakness in both the fork lift truck and aerial lift markets where volumes were down by 6% and 8% respectively. Currency fluctuations accounted for an 8% decrease in reported sales in European controller markets. Capacitor volumes were 13% higher than last year. Currency fluctuations reduced reported capacitor sales by 7% resulting in a year to year increase in capacitor sales for the third quarter of 6%.

Gross profit was $2,880,000, or 37.5% of sales, including the impact of the $293,000 charge for the write-down of UpRight inventory. Prior to the charge, gross profit was $3,173,000, or 41.3% of sales, compared to $3,263,000, or 40.5% of sales, in the third quarter last year. The increase in gross profit percentage was mainly due to cost improvements arising from the company's outsourcing of certain manufacturing operations as part of its plan to reorganize and refocus manufacturing facilities on their core competencies. Selling, research and administrative expense for the quarter were $2,224,000, including $562,000 for the increase in the allowance for bad and doubtful debt to cover the outstanding receivable from UpRight. Before this charge, selling, general and administrative expenses were $1,662,000 compared to $2,009,000 last year, a decrease of 17%. Approximately 9% of this decrease was due to currency fluctuations with the remainder due to lower spending following workforce reductions effected during the second quarter of fiscal 2001. Additional expense of $55,000 was recorded during the third quarter in settlement of a litigation claim. This claim is discussed in
Part II, Item 1, Legal Proceedings.

Operating income was $656,000 after recording a charge totaling $855,000 relating to UpRight, Inc. Before the charge, operating income was $1,511,000, an increase of 20% compared to the same quarter last year when operating income was $1,254,000. This improvement in operating income, before the charge, was a result of the company's plan to reorganize and refocus manufacturing facilities on their core competencies, reduce manufacturing cost and improve quality. This resulted in lower manufacturing costs and decreased overhead following workforce reductions. Operating income in the capacitor segment was $154,000 compared to $151,000 in the third quarter last year. In the controller segment and before the $855,000 charge relating to UpRight, operating income increased from $1,181,000 to $1,430,000, an improvement of 21%.

The company incurred other expense in the quarter of $27,000 compared to other income of $61,000 in the third quarter of last year, a year-to-year swing of $88,000. This change was mainly due to lower interest income and foreign currency losses this year compared to foreign currency gains in fiscal 2000.

Income before income taxes was $629,000 after the $855,000 charge relating to UpRight compared to $1,315,000 in the third quarter of last year. Income taxes were 35% of pre-tax income compared to 34% in last year's third quarter. Net income for the third quarter was $408,000, or $.13 per fully diluted share after the charge relating to UpRight, which reduced net income by $556,000, or $.18 per share. Prior to the charge, net income was $964,000, or $.31 per share compared to $870,000, or $.28 per share, last year, an increase of 11%.


Nine months ended June 30, 2001

In addition to the charge relating to the bankruptcy of UpRight, Inc. of $855,000 incurred in the third quarter, the Company incurred a charge of $390,000 relating to a 20% reduction in its worldwide workforce in the second quarter of fiscal 2001. In the first quarter of fiscal 2001 there was a technical problem with a product line which impacted one major fork lift truck customer. This resulted in the Company incurring a charge for product rectification costs of $450,000. In total the impact of the above charges in the first nine months of fiscal 2001 was $1,695,000. Set out below is a comparison of nine-month results before and after these charges.

                             (in thousands except per share data)
                       ----------------------------------------------
                                     Nine months year-to-date
                       ----------------------------------------------
                                Fiscal 2001               Fiscal 2000
                       ------------------------------     -----------
                          As        Charges   Before           As
                       reported               charges       reported

Net sales                21,106         -     21,106         23,539
Cost of sales            13,707      (743)    12,964         14,114
Gross profit              7,399      (743)     8,142          9,425
Gross profit %            35.1%                38.6%          40.0%
Selling, research and
  administrative
  expenses                6,381      (952)     5,429          6,062
Operating income          1,018    (1,695)     2,713          3,363
Net income                  673    (1,102)     1,775          2,290
Fully diluted income
  per share                $.22     $(.35)      $.57           $.73
---------------------------------------------------------------------

Sales in the first nine months of fiscal 2001 were $21,106,000 compared to $23,539,000 in the same period last year, a decrease of $2,533,000, or 11%. Foreign currency fluctuations accounted for a $1,175,000, or 5%, decrease in reported sales. Revenues in the U.S. controller business were in line with last year. Decreased demand in the U.S. aerial lift market was offset by increases in both the mining and airport ground support markets. Sales in the U.S. fork lift truck market were in line with last year. Controller sales in foreign markets decreased by 20%. This was due to foreign currency fluctuations that reduced reported controller segment sales by 8% and to a 12% decrease in volumes mainly in the European aerial lift and fork lift truck markets. Capacitor sales increased by $112,000, or 7%, compared to the first nine months of last year. Volume increases of 18% were partially offset by an 11% decrease in reported sales due to a decline in the value of the British pound compared to the U.S. dollar.

Gross profit was $7,399,000 after the $293,000 charge relating to the write-down of inventory relating to UpRight recorded in the third quarter of fiscal 2001 and the $450,000 charge relating to product rectification costs reported in the first quarter of this fiscal year. Prior to these charges, amounting to $743,000,gross profit was $8,142,000, or 38.6% of sales, compared to $9,425,000, or 40.0% of sales last year. The decrease in gross profit percentage was mainly due to difficult material supply conditions, due to a worldwide shortage of electronic components, the start-up of the company's outsourcing program and lower labor efficiency during the period of workforce reduction.

Operating expenses for the nine month period were $6,381,000 including $562,000 relating to the increase in reserves for the UpRight account receivable and $390,000 for the charge incurred in the second quarter relating to workforce reductions. Prior to these charges of $952,000, operating expenses were $5,429,000 compared to $6,062,000 in the first nine months of last year, a decrease of 12%. Foreign currency fluctuations caused 7% of this decrease, with the remaining 5% mainly due to savings resulting from the workforce reduction. Expense of $125,000 was incurred in the first nine months for settlement of a litigation claim. This claim is discussed in Part II, Item 1, Legal Proceedings.

Operating income for the first nine months of fiscal 2001 was $1,018,000. Charges impacting operating income were $855,000 relating to UpRight incurred in the third quarter of fiscal 2001, $390,000 for workforce reductions in the second quarter and $450,000 relating to product rectification incurred in the first quarter of this year.
All of these charges impacted the controller business segment. Prior to these charges operating income was $2,713,000, a decrease of $650,000, or 19%, compared to the same period last year when operating income was $3,363,000. This decrease in operating income was principally due to lower volumes. Operating income in the capacitor business segment was $442,000, an increase of 16%, compared to the same period last year when operating income was $381,000. In the controller business segment and before the charges mentioned above, totaling $1,695,000, operating income was $2,463,000, a decrease of 22% compared to the $3,162,000 of operating income in the controller business segment in the first nine months of fiscal 2000. This decrease in operating income was principally due to lower volumes.

Other income was $18,000 in the first nine months of fiscal 2001 compared to $86,000 in the prior year period. Lower net interest income and a decrease in currency gains compared to last year were the principal causes of this change.

Income before income taxes was $1,036,000 compared to $3,449,000 in the same period last year. $1,695,000 of this decrease was due to the charges mentioned above. The remainder of the decrease was mainly due to lower volumes. Income taxes were 35% of pre-tax income in the first nine months of fiscal 2001 compared to 34% in the same period last year. Net income was $673,000, or $.22 per share. The charges in fiscal 2001 reduced net income by $1,102,000, or $.35 per share. Prior to these charges net income would have been $1,775,000, or $.57 per share compared to $2,290,000 or $.73 per share for the same period last year.


Financial Condition, Liquidity and Capital Resources

Tech/Ops Sevcon's cash flow from operating activities for the nine months ended June 30, 2001 was $1,267,000 compared to $1,562,000 in the first nine months of last year. Acquisitions of property plant and equipment amounted to $357,000 compared to $418,000 in fiscal 2000. Dividend payments amounted to $1,680,000 compared to $1,682,000 in the first nine months of fiscal 2000, and the purchase of common stock in the first quarter of fiscal 2001 cost $49,000. Exchange rate changes reduced cash by $379,000 compared to a reduction of $450,000 last year. In the first nine months cash balances decreased by $587,000 and short-term investments decreased by $591,000. The decrease in the total of cash and short term investments was $1,178,000 compared to $988,000 in the same period last year.

The main working capital changes in the nine month period were an increase in inventories of $636,000, an increase in payables of $809,000 and a decrease in accrued income taxes of $450,000.

The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $560,000. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend. The Company has no current plan to change its dividend policy.

Forward Looking Statements

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









TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

In June 2001 the Company reached an out-of-court settlement with an Indian electronics manufacturer which was claiming damages from the Company's UK subsidiary of approximately $1.4 million. The claim was for loss of profits and expenses relating to an alleged contact to supply the Company's requirements of certain products for a five year period. The total cost of settling this claim including legal costs and the write-off of certain tooling was $125,000.


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


                                          TECH/OPS SEVCON, INC.



Date: August 14, 2001           By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer