Form 10-K
period 2001-09-30
TECH OPS SEVCON INC
filed 2001-12-28
CIK 825411

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

    (Mark One)

      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                For the fiscal year ended September 30, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

As of November 23, 2001, 3,109,620 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $21,800,000.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 22, 2002 are incorporated by reference into Part III of this report.


INDEX

ITEM

PART I                                                                    PAGE
1.  BUSINESS
      General description                                                    7
      Marketing and sales                                                    7
      Patents                                                                7
      Backlog                                                                7
      Raw materials                                                          7
      Competition                                                            7
      Research and development                                               7
      Environmental regulations                                              7
      Employees and labor relations                                          7
2.  PROPERTIES                                                               7
3.  LEGAL PROCEEDINGS                                                        8
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      8
    EXECUTIVE OFFICERS OF THE REGISTRANT                                     8

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS     8
6.  SELECTED FINANCIAL DATA                                                  8
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS                                                            8
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              10
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets September 30, 2001 and 2000               11
      Consolidated Statements of Income for the Years ended September 30,
        2001, 2000 and 1999                                                 12
      Consolidated Statements of Comprehensive Income for the Years ended
        September 30, 2001, 2000 and 1999                                   12
      Consolidated Statements of Stockholders' Investment for the Years
        ended September 30, 1999, 2000 and 2001                             13
      Consolidated Statements of Cash Flows for the Years ended
        September 30, 2001, 2000 and 1999                                   14
      Notes to Consolidated Financial Statements                            15
      Report of Independent Public Accountants                              21
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE                                                  22

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      22
11. EXECUTIVE COMPENSATION                                                  22
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          22
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          22

PART IV
14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      Exhibits                                                              22
      Financial statements and schedules                                    22
      Form 8-K                                                              22
      Signatures of registrant and directors                                23
SCHEDULES
II  Reserves                                                                24
Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.


PART I

ITEM 1 BUSINESS

General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France and South Korea the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 92% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business.

Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $12,130,000, $12,715,000 and $10,940,000, in 2001,
2000 and 1999, respectively, which accounted for approximately 45%, 42% and 37%, respectively, of total sales. Approximately 56% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 90% of the Company's sales are direct to end customers, with 10% made to the Company's international dealer network. See Note 7 to the Consolidated Financial Statements (Segment Information) for an analysis of sales by segment, geographic location and major customers.

Patents

Although the Company has international patent protection for its new product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

Backlog

Tech/Ops Sevcon's backlog at September 30, 2001 was $2,631,000 compared to $3,039,000 in September 2000, and $4,261,000 in September 1999. The decrease in backlog at September 30, 2001 was mainly due to lower demand, particularly in the aerial lift market.

Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. During both fiscal 2001 and fiscal 2000 there was a world-wide shortage of certain electronic components. These shortages did not prevent shipments to customers but did adversely impact manufacturing costs. The Company believes that its sources and availability of its raw materials are adequate.

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

Research and development

Tech/Ops Sevcon's technological expertise has been an important factor in its growth. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $1,778,000 in 2001 compared to $1,946,000 in 2000 and $2,003,000 in 1999.

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

Employees and labor relations

As of September 30, 2001, the Company employed 211 full-time employees, of whom 17 were in the United States, 182 were in the United Kingdom, 9 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good. The number of employees decreased by 21% during fiscal 2001 principally due to the implementation of the Company's out-sourcing program.

ITEM 2 PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Burlington, Massachusetts, under a lease expiring in 2002, with both parties able to give, at any time, 12 months notice to terminate. The building is used for the development, distribution and service of electronic controls, together with sales and corporate offices. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. 5,000 square feet of space is also rented near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Bucheon City, near Seoul, under a the three-year lease due to expire in 2003.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer            Age            Position
------------------------------------------------------------------------------
Matthew Boyle              39             President & Chief Executive Officer

Paul A. McPartlin          56             Vice President, Treasurer
                                          & Chief Financial Officer
------------------------------------------------------------------------------

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

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table on page 24 of the Company's Annual Report to Shareholders for 2001 and is filed as exhibit (13)
(a) to this report on Form 10-K and incorporated herein by reference. At November 23, 2001, there were approximately 280 shareholders of record.

ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last ten years is shown on page 1 of the Company's Annual Report to Stockholders and is filed as exhibit (13)
(b) to this report on Form 10-K and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of the Company to successfully implement its plan to reorganize and refocus the Company, to reduce manufacturing costs and successfully implement its outsourcing program in a timely manner; ability to produce products meeting technical require-ments of customers and acceptance of those products by customers; level of demand for controls; impact of the variability of foreign exchange rates on sales and earnings; availability of electronic components at reasonable prices; availability of earnings and capital resources to permit continuation of dividend payments; the outcome of litigation against the Company.

A) Results of Operations

2001 compared to 2000

In fiscal 2001 sales were $27,002,000, a decrease of $3,358,000, or 11%, compared to fiscal 2000. The strength of the dollar compared to the Euro and the British Pound, accounted for a $1,000,000, or 3%, decrease in reported sales. Shipment volumes decreased by 8% compared to last year. This was principally due to a 38% decrease in shipments to the aerial lift market, partially offset by strong growth in the mining market.

Sales in the controls business segment decreased by $3,510,000, or 12%. US controls sales were $12,132,000, a decrease of 5% compared to fiscal 2000. Foreign controls sales were $12,704,000 compared to $15,631,000 last year, a decrease of 19%. Foreign currency fluctuations, compared with the US dollar, accounted for 5% of this decrease and the remaining 14% decrease was due to lower volumes. These lower volumes were principally due to declines in shipments to the European aerial lift market and the counterbalance sector of the fork lift truck market. Sales in the capacitor business were $2,166,000, an increase of $152,000, or 8%, compared to fiscal 2000. This was principally due to higher volumes in the railway signaling and audio capacitor markets.

In fiscal 2001 the Company recorded three non-recurring charges, as follows:-

- In June 2001 UpRight, Inc., a manufacturer of aerial lifts that was a significant customer of the Company, filed for protection under Chapter 11 of the bankruptcy code. The Company recorded a charge of $855,000, equiva-lent to $.18 per share, to cover the outstanding receivable from UpRight of $562,000 and an estimated write-down of inventory unique to this customer of $293,000. Shipments to UpRight, Inc. accounted for 5% of total revenues in fiscal 2001 compared to 6% in fiscal 2000.

- The Company incurred a charge of $390,000 relating to a 20% reduction in its world-wide workforce in the second quarter of fiscal 2001.

- In the quarter ended December 2000 there was a technical problem with a product line which impacted one major fork lift truck customer. This resulted in the Company incurring a charge for product rectification costs of $450,000.

In total the impact of the above charges in fiscal 2001 was $1,695,000, which was equivalent to $.35 per share. Set out below is a comparison of results before and after these charges.

------------------------------------------------------------------------------
                                         (in thousands except per share data)
------------------------------------------------------------------------------
                             ---------Fiscal 2001--------------   Fiscal 2000
------------------------------------------------------------------------------
                                 As                     Before           As
                           reported      Charges       charges     reported
------------------------------------------------------------------------------
Net sales                   $27,002      $     -       $27,002      $30,360
Cost of sales                17,491         (743)       16,748       18,427
------------------------------------------------------------------------------
Gross profit                  9,511         (743)       10,254       11,933
Selling, research and
  administrative expenses     7,859         (952)        6,907        7,825
------------------------------------------------------------------------------
Operating income              1,652       (1,695)        3,347        4,108
Net income                    1,101       (1,102)        2,203        2,805
Fully diluted income
  per share                  $ 0.35       $(0.35)       $ 0.70       $ 0.90
------------------------------------------------------------------------------

Gross profit was $9,511,000, or 35.2% of sales, after the $293,000 charge relating to the write-down of inventory relating to UpRight and the $450,000 charge relating to product rectification costs. Prior to these charges, which total $743,000, gross profit was $10,254,000, or 38.0% of sales, compared to $11,933,000, or 39.3% of sales last year. The decrease in gross profit percentage was mainly due to difficult material supply conditions, caused by a world-wide shortage of electronic components, start-up costs associated with the Company's outsourcing program and lower labor efficiency during the period of workforce reduction.

Selling, research and administrative expenses were $7,859,000, including $562,000 relating to the increase in reserves for the UpRight account receivable and $390,000 for the costs relating to workforce reductions. Prior to these charges of $952,000, operating expenses were $6,907,000, a decrease of $918,000, or 12%, compared to fiscal 2000. This decrease was due to both foreign currency fluctuations and the savings resulting from the workforce reduction.

In the first half of fiscal 2002 the Company expects to complete its plan to reorganize and refocus manufacturing facilities based on their core competencies and reduce manufacturing costs. During fiscal 2001 there was significant progress in outsourcing non-core activities with a consequent reduction in the number of employees and operating expenses.

Operating income for fiscal 2001 was $1,652,000. Charges totaling $1,695,000 impacting operating income included $855,000 relating to UpRight, $390,000 for workforce reductions and $450,000 for product rectification. All of these charges impacted the controller business segment. Prior to these charges operating income was $3,347,000, or 12.4% of sales, compared to $4,108,000, or 13.5% of sales, last year. This decrease in operating income was principally due to lower volumes, partially offset by the savings in operating expenses arising from the workforce reductions. Operating income in the capacitor business segment was $442,000 compared to $463,000 last year. This decrease was principally due to foreign currency fluctuations.
In the controller business segment, and before the charges mentioned above which totaled $1,695,000, operating income was $3,139,000. This was a decrease of 19% compared to last year when operating income for the controls segment was $3,862,000. This decrease in operating income, after the impact of charges, was principally due to lower volumes. Income before income taxes was $1,714,000 compared to $4,196,000 in the same period last year.

Income taxes were 35.8% of pre-tax income in fiscal 2001 compared to 33.1% in fiscal 2000. The increase in the average tax rate was mainly due to a lower proportion of the Company's fiscal 2001 profits that were earned in lower tax rate foreign operations.

Net income was $1,101,000, or $.35 per share, compared to $2,805,000, or $.90 per share, in fiscal 2000. The charges in fiscal 2001 reduced net income by $1,102,000, or $.35 per share. Prior to these charges net income would have been $2,203,000, or $.70 per share, a decrease of 21% compared to last year.

2000 compared to 1999

Sales in fiscal 2000 were $30,360,000, an increase of $706,000, or 2%, compared to 1999. Foreign currency fluctuations, particularly the weakness of the Euro, accounted for a 5% decrease in sales when reported in dollars. Shipment volumes increased by 7% compared to 1999.

Sales in the controls business increased by $462,000, or 2%. US controls sales were $12,715,000, an increase of $1,775,000, or 16%, compared to 1999. Foreign controls sales declined by $1,313,000, or 8%. The increase in US sales occurred principally in the aerial lift market, where sales increased by 33% compared to 1999. The decrease in foreign controls sales was principally due to foreign currency fluctuations. Sales in the capacitor business of $2,014,000 were $244,000, or 14%, higher than 1999. This was mainly due to improved market conditions and higher sales of audio capacitors.

Gross profit was 39% of sales in 2000 compared to 41% of sales in 1999. Gross profit was $11,933,000, a decrease of $220,000, compared to 1999. The decrease in gross profit percentage was mainly due to foreign currency fluctuations, particularly the decline of the Euro. In addition, there was a world-wide shortage of certain electronic components during fiscal 2000, which adversely impacted manufacturing costs.

Selling, research and administrative expenses increased by $312,000, or 4%. Selling expenses increased by $200,000 mainly due to the plan to increase world-wide selling resources and get closer to customers. This included the establishment of Sevcon Asia Limited, in Korea and the establishment of a new West Coast sales office in the USA.

Operating income was $4,108,000 compared to $4,640,000 in 1999, a decrease of $532,000, or 11%. Operating income in the controls business was $3,862,000, a decrease of $702,000, or 15%. Foreign currency fluctuations accounted for $500,000 of this decrease, with the remainder mainly due to higher selling, research and development expenses. Operating income in the capacitor business was $463,000, an increase of $185,000, or 67%, compared to 1999, principally due to increased sales. Income before income taxes was $4,196,000, a decrease of $507,000, or 11%. Income taxes were 33% of pre-tax income in 2000 compared to 34% in 1999. The decrease in the average tax rate was mainly due to lower foreign tax rates. Net income was $2,805,000, a decrease of $320,000, or 10%. Basic and fully-diluted income per share was $.90 in 2000 compared to $1.00 in 1999, a decrease of 10%.

B) Liquidity and Capital Resources

The Company's cash flow from operating activities for fiscal 2001 was $1,476,000 compared to $1,707,000 last year. Acquisitions of property, plant and equipment amounted to $431,000 compared to $678,000 in fiscal 2000. Dividend payments were in line with last year at $2,240,000. Exchange rate changes reduced cash by $77,000 in fiscal 2001 compared to $328,000 last year. In fiscal 2001 cash balances decreased by $730,000 and short-term investments decreased by $591,000. The decrease in the total of cash and short-term investments was $1,321,000 compared to a decrease of $1,542,000 in fiscal 2000. The main working capital changes in fiscal 2001 were a decrease in receivables of $987,000 due to lower fourth quarter shipments, and increased inventories of $1,158,000, mainly due to difficult supply conditions and the bankruptcy of UpRight.

The Company has, since January 1990, maintained a program of regular cash dividends, which amounted to $560,000 per quarter in fiscal 2001. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.*

*FOOTNOTE:
On December 13, 2001 the Company reduced the quarterly dividend rate from $.18 to $.09 per share for the first quarter of fiscal year 2002 as reported in the Company's Current Report on Form 8-K filed on December 14, 2001.

C) Impact of the Euro on Tech/Ops Sevcon

In January 1999 many European countries in which the Company does business adopted the Euro as a common currency replacing the currencies of the individual countries. There will be a three year transition period during which the Euro will replace the French Franc as the functional currency of our French subsidiary. The accounting systems of the French subsidiary have successfully transitioned from French Francs to Euros during fiscal 2001.
Most of the Company's manufacturing activities take place in the UK which has not announced plans to adopt the Euro. With the increasing acceptance of the Euro, certain sales and expenses which were denominated in pounds sterling have switched into Euros which will tend to increase the volatility of the Company's revenues and income due to changes in foreign exchange rates.

Approximately 28% in fiscal 2001, compared to 20% in fiscal 2000, of the Company's sales were denominated in Euros and the cost of sales associated with these sales was mainly denominated in British pounds. The Company has a program to increase its purchases of components and sub-assemblies in Euro based countries to mitigate the foreign currency exposure to Euro fluctuations.

In fiscal 2000 the Company commenced a program of hedging activities to mitigate its increased exposure to foreign exchange risk. Details of the Company's hedging activities are set out in Note (1) H to the Company's Consolidated Financial Statements included under Item 8.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks for the Company are foreign currency risk and interest rate risk. Other risks dealing with contingencies are described in
Note 5 to the Company's Consolidated Financial Statements included under
Item 8.

Foreign currency risk

The Company manufactures products principally in the United Kingdom and sells products world-wide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates. In addition, the translation of the sales and income of foreign subsidiaries into US dollars is also subject to fluctuations in foreign currency exchange rates. The Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are contained in Note (1) H to the Company's consolidated financial statements included under Item 8.

Interest Rate Risk

The Company does not have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of the Company's investments at September 30, 2001 the risk arising from changes in interest rates was not material.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2001 and 2000                          (in thousands of dollars)
------------------------------------------------------------------------------
Assets                                                        2001       2000
------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                $  812    $ 1,542
   Short-term investments                                        -        591
   Receivables, net of allowances for doubtful accounts of
     $809,000 in 2001 and $241,000 in 2000                   5,145      6,132
   Inventories                                               4,842      3,684
   Prepaid expenses and other current assets                   658        831
------------------------------------------------------------------------------
Total current assets                                        11,457     12,780
------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land and improvements                                        21         21
   Buildings and improvements                                1,827      1,837
   Equipment                                                 5,353      5,047
------------------------------------------------------------------------------
                                                             7,201      6,905
   Less: accumulated depreciation and amortization           4,343      3,911
------------------------------------------------------------------------------
Net property, plant and equipment                            2,858      2,994
------------------------------------------------------------------------------
Goodwill                                                     1,435      1,435
------------------------------------------------------------------------------
Total assets                                               $15,750    $17,209
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Liabilities and stockholders' investment
------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                        $ 2,611    $ 2,385
   Dividend payable                                            560        561
   Accrued compensation and related costs                      565        946
   Other accrued expenses                                    1,507      1,401
   Accrued and deferred taxes on income                        438        509
------------------------------------------------------------------------------
Total current liabilities                                    5,681      5,802
------------------------------------------------------------------------------
Deferred taxes on income                                       110        135
------------------------------------------------------------------------------
Commitments and contingencies (note 5)
------------------------------------------------------------------------------
Stockholders' investment
   Preferred stock, par value $.10 per share - authorized -
     1,000,000 shares; outstanding - none                        -          -
   Common stock, par value $.10 per share - authorized -
     8,000,000 shares; outstanding 3,114,820 shares in 2001
     and 2000                                                  311        311
   Treasury stock, 5,200 shares in 2001 and none in 2000,
     at cost                                                   (49)         -
   Premium paid in on common stock                           3,925      3,925
   Retained earnings                                         7,237      8,375
   Cumulative other comprehensive income (loss)             (1,465)    (1,339)
------------------------------------------------------------------------------
Total stockholders' investment                             $ 9,959    $11,272
------------------------------------------------------------------------------
Total liabilities and stockholders' investment             $15,750    $17,209
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2001, 2000 and 1999 (in thousands except per share data)

------------------------------------------------------------------------------
                                                       2001     2000     1999
------------------------------------------------------------------------------
Net sales                                           $27,002  $30,360  $29,654
------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                     17,491   18,427   17,501
   Selling, research and administrative               7,859    7,825    7,513
------------------------------------------------------------------------------
                                                     25,350   26,252   25,014
------------------------------------------------------------------------------
Operating income                                      1,652    4,108    4,640
Interest expense                                        (13)      (1)      (6)
Interest income                                          26       71      110
Other income (expense), net                              49       18      (41)
------------------------------------------------------------------------------
Income before income taxes                            1,714    4,196    4,703
Income taxes                                           (613)  (1,391)  (1,578)
------------------------------------------------------------------------------
Net income                                          $ 1,101  $ 2,805  $ 3,125
------------------------------------------------------------------------------
Basic income per share                              $   .35  $   .90  $  1.00
------------------------------------------------------------------------------
Fully-diluted income per share                      $   .35  $   .90  $  1.00
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2001, 2000 and 1999 (in thousands of dollars)
-------------------------------------------------------------------------------
                                                        2001     2000     1999
-------------------------------------------------------------------------------
Net income                                           $ 1,101  $ 2,805  $ 3,125
Foreign currency translation adjustment                  (41)    (895)    (300)
Change in fair market value of cash flow hedge           (85)     192        -
-------------------------------------------------------------------------------
Comprehensive income                                 $   975  $ 2,102  $ 2,825
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 1999, 2000 and 2001 (in thousands of dollars)
-------------------------------------------------------------------------------
                                   Premium             Cumulative
                                paid in on                  other        Total
                Common Treasury     common Retained comprehensive stockholders'
                 stock    Stock      stock earnings  income (loss)  investment
-------------------------------------------------------------------------------
Balance September
  30, 1998     $   311  $    -     $ 3,848  $ 6,970       $  (336)     $10,793
Net income           -       -           -    3,125             -        3,125
Dividends ($.72
  per share)         -       -           -   (2,240)            -       (2,240)
Currency trans-
  lation adjustment  -       -           -        -          (300)        (300)
Tax benefit on
  exercise of
  stock options      -       -          36        -             -           36
Exercise of stock
  options            1       -          40      (44)            -           (3)
-------------------------------------------------------------------------------
Balance September
  30, 1999         312       -       3,924    7,811          (636)      11,411
Net income           -       -           -    2,805             -        2,805
Dividends ($.72
  per share)         -       -           -   (2,243)            -       (2,243)
Currency translation
  adjustment         -       -           -        -          (895)        (895)
Change in fair
  market value of
  cash flow hedge    -       -           -        -           192          192
Cancellation of
  unclaimed shares  (1)      -           1        2             -            2
-------------------------------------------------------------------------------
Balance September
  30, 2000         311       -       3,925    8,375        (1,339)      11,272
Net income           -       -           -    1,101             -        1,101
Dividends ($.72
  per share)         -       -           -   (2,239)            -       (2,239)
Purchase of
  treasury stock     -     (49)          -        -             -          (49)
Currency translation
  adjustment         -       -           -        -           (41)         (41)
Change in fair
  market value of
  cash flow hedge    -       -           -        -           (85)         (85)
-------------------------------------------------------------------------------
Balance September
  30, 2001     $   311  $  (49)    $ 3,925  $ 7,237       $(1,465)     $ 9,959
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2001, 2000 and 1999 (in thousands of dollars)
-------------------------------------------------------------------------------
                                                        2001     2000     1999
-------------------------------------------------------------------------------
Cash flow from operating activities:
Net income                                           $ 1,101  $ 2,805  $ 3,125
Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization                        518      541      505
    Deferred tax provision                               (25)      (3)     (26)
    Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
        Receivables                                      987   (1,040)     618
        Inventories                                   (1,158)     528   (1,152)
        Prepaid expenses and other current assets        173     (357)     (93)
        Accounts payable                                 226     (265)     484
        Accrued compensation and expenses               (275)    (603)    (176)
        Accrued and deferred taxes on income             (71)     101     (531)
-------------------------------------------------------------------------------
Net cash generated from operating activities           1,476    1,707    2,754
-------------------------------------------------------------------------------
Cash flow generated from (used by) investing
  activities:
    Acquisition of property, plant and equipment        (431)    (678)    (641)
    Acquisition and disposal of short-term investments   591     (591)     549
-------------------------------------------------------------------------------
Net cash generated from (used by) investing activities   160   (1,269)     (92)
-------------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                               (49)       -      (49)
  Exercise of stock options                                -        -       46
  Dividends paid                                      (2,240)  (2,243)  (2,238)
-------------------------------------------------------------------------------
  Net cash used by financing activities               (2,289)  (2,243)  (2,241)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                  (77)    (328)    (185)
-------------------------------------------------------------------------------
Net increase (decrease) in cash                         (730)  (2,133)     236
Beginning balance - cash and cash equivalents          1,542    3,675    3,439
------------------------------------------------------------------------------
Ending balance - cash and cash equivalents           $   812  $ 1,542  $ 3,675
-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                         $   590  $ 1,530  $ 2,026
  Cash paid for interest                             $    13  $     1  $     6
-------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing
  activity:
    Dividend declared                                $   560  $   561  $   561
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tech/Ops Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SA and Sevcon Asia Limited. All material intercompany transactions have been eliminated. Certain prior year income statement amounts have been re-stated to conform with the current classification of expenses.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company's only post shipment obligation relates to warranty in the normal course of business for which adequate ongoing reserves are maintained.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $1,778,000 in 2001, $1,946,000 in 2000 and $2,003,000 in 1999. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 6.6% of sales compared to 6.4% in 2000 and 6.8% in 1999.

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

F. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and are comprised of:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                            2001         2000
------------------------------------------------------------------------------
Raw materials                                            $ 2,508      $ 1,688
Work-in-process                                            1,194          944
Finished goods                                             1,140        1,052
------------------------------------------------------------------------------
                                                         $ 4,842      $ 3,684
------------------------------------------------------------------------------

G. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of cumulative other comprehensive income in stockholders' investment in the balance sheet. Foreign currency transaction gains and losses are included in costs and expenses.

H. Derivative instruments and hedging

The Company accounts for derivative instruments and hedging under SFAS #133 which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. Approximately 45% of the Company's sales are made in US dollars, 27% are made in British pounds and 28% are made in Euros. Over 85% of the Company's cost of sales is incurred in British pounds. This results in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of US dollar, the British pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2001, the Company had effectively hedged approximately 29% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2001 and 2000. The information is provided in US dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:
-------------------------------------------------------------------------------
                                  (in thousands, except average contract rates)
-------------------------------------------------------------------------------
                                      Notional Amount     Average Contract Rate
-------------------------------------------------------------------------------
At September 30, 2001
Sell Euros for British Pounds         $ 1,958   1.59 Euros  = 1 Pound Sterling
Sell US Dollars for British Pounds    $ 2,710   $1.41 = 1 Pound Sterling
-------------------------------------------------------------------------------
Total                                 $ 4,668
-------------------------------------------------------------------------------
Estimated fair value *                $   125
-------------------------------------------------------------------------------
Amount recorded as other
  comprehensive income                $   (85)
-------------------------------------------------------------------------------

At September 30, 2000
Sell Euros for British Pounds        $ 1,558     1.63 Euros  = 1 Pound Sterling
Sell US Dollars for British Pounds   $ 4,310     $1.42 = 1 Pound Sterling
-------------------------------------------------------------------------------
Total                                $ 5,868
-------------------------------------------------------------------------------
Estimated fair value *               $   213
-------------------------------------------------------------------------------
Amount recorded as other
  comprehensive income               $   192
-------------------------------------------------------------------------------

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

J. Earnings per share

Basic and fully-diluted net income per common share for the three years ended September 30, 2001 are calculated as follows:

------------------------------------------------------------------------------
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                                       2001     2000     1999
------------------------------------------------------------------------------
Net income                                          $ 1,101  $ 2,805  $ 3,125
Weighted average shares outstanding                   3,110    3,115    3,110
Basic income per share                              $   .35  $   .90  $  1.00
------------------------------------------------------------------------------
Options outstanding - common stock equivalents           16       18       26
Average common and common equivalent shares
  outstanding                                         3,126    3,133    3,136
Fully-diluted income per share                      $   .35  $   .90  $  1.00
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

L. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2001, approximate fair value due to the short-term nature of these instruments.

M. Goodwill

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been charged to "goodwill". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has diminished. The Company considers the future profitability of the business in assessing the value of this asset. The excess related to acquisitions initiated prior to November 1, 1970 ($1,435,000) is not being amortized, since in the opinion of management there has been no diminution in the value of the excess related to these acquisitions. The excess related to subsequent acquisitions has been fully amortized.

In June 2001, the FASB issued SFAS #142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting standards for goodwill. Under SFAS #142 goodwill is no longer amortized however companies are required to assess the impairment of the goodwill at least annually based on a fair-value analysis. The Company currently does not amortize its goodwill since it relates to acquisitions initiated prior to November 1, 1970. The Company will adopt SFAS #142 effective October 1, 2001. The adoption of SFAS #142 is not expected to have a material impact on the Company's financial condition or results of operations.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

In connection with the exercise of employee stock options, the Company repurchased the following 'mature' shares from employees 1999 - 3,992; 2000 - 0; 2001 - 0.

In November 2000 the Company purchased 5,200 shares for treasury stock at a total cost of $49,000. No such shares were purchased in fiscal years 2000 or 1999.

(3) STOCK-BASED COMPENSATION PLANS

There were 44,500 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 2001. No options were granted or exercised in fiscal 2001.

Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of Stock Appreciation Rights (SARs), either separately, or in relation to options granted, and for the grant of bonus shares. No SARs or bonus shares have been granted.

In January 1998 the stockholders approved the 1998 Directors Option Plan reserving 50,000 shares for issue under the plan. Options for a total of 25,000 shares granted to 5 directors in 1998 are outstanding.

SFAS #123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25. The Company has elected to account for its stock based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equalled the following pro forma amounts:

------------------------------------------------------------------------------
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                                                       2001     2000     1999
------------------------------------------------------------------------------
Net income                   As reported            $ 1,101  $ 2,805  $ 3,125
                             Pro forma                1,037    2,741    3,080
Basic net income per share   As reported            $   .35  $   .90  $  1.00
                             Pro forma              $   .33  $   .88  $   .99
Fully-diluted net income per share
                             As reported            $   .35   $  .90  $  1.00
                             Pro forma              $   .33   $  .87  $   .98
------------------------------------------------------------------------------

The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

Option transactions under the plans for the three years ended September 30, 2001 were as follows:

------------------------------------------------------------------------------
                                                                    Weighted
                                                   Shares            average
                                                    under           exercise
                                                   option              price
------------------------------------------------------------------------------
Outstanding at September 30, 1998                 114,825            $ 10.73
Granted in 1999                                    25,000              13.28
Cancelled in 1999                                 (10,000)             13.97
Exercised in 1999                                 (10,825)              4.24
------------------------------------------------------------------------------
Outstanding at September 30, 1999                 119,000              11.61
Granted in 2000                                    58,500              10.86
Cancelled in 2000                                  (7,000)             13.96
------------------------------------------------------------------------------
Outstanding at September 30, 2000                 170,500              11.25
------------------------------------------------------------------------------
Cancelled in 2001                                 (27,000)             11.53
------------------------------------------------------------------------------
Outstanding at September 30, 2001                 143,500            $ 11.20
Exercisable at September 30, 2001                  63,700            $  9.03
------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2000: risk-free interest rate of 6%; expected dividend yield of 5.5%; expected life of 7 years; expected volatility of 49%.

Details of options outstanding at September 30, 2001 were as follows:

------------------------------------------------------------------------------
                                          Shares              Weighted average
Price range                         under option    remaining contractual life
------------------------------------------------------------------------------
$ 4.97 - $ 7.45                           34,000                       1 year
$ 7.46 - $11.19                           10,000                       8 years
$11.20 - $16.80                           99,500                       7 years
------------------------------------------------------------------------------
                                         143,500                       6 years
------------------------------------------------------------------------------

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                 2001        2000        1999
------------------------------------------------------------------------------
Domestic                                      $   815     $ 1,039     $   839
Foreign                                           899       3,157       3,864
------------------------------------------------------------------------------
                                              $ 1,714     $ 4,196     $ 4,703
------------------------------------------------------------------------------

The components of the provision for income taxes for the years ended September 30, 2001, 2000 and 1999 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                           2001
------------------------------------------------------------------------------
                                          Current      Deferred        Total
------------------------------------------------------------------------------
Federal                                   $   250       $     -      $   250
State                                          72             -           72
Foreign                                       310           (19)         291
------------------------------------------------------------------------------
                                          $   632        $  (19)     $   613
----------------------------------------------------------------------------
                                                           2000
------------------------------------------------------------------------------
                                          Current      Deferred        Total
------------------------------------------------------------------------------
Federal                                   $   329       $   (35)     $   294
State                                          96            (6)          90
Foreign                                       988            19        1,007
------------------------------------------------------------------------------
                                          $ 1,413       $   (22)     $ 1,391
------------------------------------------------------------------------------
                                                           1999
------------------------------------------------------------------------------
                                          Current      Deferred        Total
------------------------------------------------------------------------------
Federal                                   $   299       $    11      $   310
State                                          91             3           94
Foreign                                     1,169             5        1,174
------------------------------------------------------------------------------
                                          $ 1,559       $    19      $ 1,578
------------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2001      2000      1999
------------------------------------------------------------------------------
Statutory Federal income tax rate                     34%       34%       34%
Computed tax provision at statutory rate           $  583    $1,427    $1,599
Increases (decreases) resulting from:
   Foreign tax rate differentials                     (25)      (92)      (60)
   State taxes net of federal tax benefit              48        59        62
   Foreign tax credits and other                        7        (3)      (23)
------------------------------------------------------------------------------
Income tax provision in the Statement of Income    $  613    $1,391    $1,578
------------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transactions for financial reporting and tax purposes. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2001 and 2000 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                            2001
------------------------------------------------------------------------------
                                           Domestic      Foreign      Foreign
                                            current      current    long-term
------------------------------------------------------------------------------
Assets:
   Pension accruals                         $   226      $     -      $     -
   Inventory basis differences                   36           46            -
   Warranty reserves                            112            -            -
   Other (net)                                   62           16            -
-----------------------------------------------------------------------------
                                                436           62            -
Liabilities:
   Prepaid pension                                -          (60)           -
   Property basis differences                     -            -         (110)
------------------------------------------------------------------------------
Net asset (liability)                           436            2         (110)
Valuation allowance                            (220)           -            -
------------------------------------------------------------------------------
Net deferred tax asset (liability)          $   216      $     2      $  (110)
------------------------------------------------------------------------------
                                                            2000
------------------------------------------------------------------------------
                                           Domestic      Foreign       Foreign
                                            current      current     long-term
------------------------------------------------------------------------------
Assets:
   Pension accruals                         $   253      $     -      $     -
   Inventory basis differences                   36           48            -
   Warranty reserves                             60            -            -
   Other (net)                                  118           12            -
------------------------------------------------------------------------------
                                                467           60            -
Liabilities:
   Prepaid pension                                -          (55)           -
   Property basis differences                     -            -         (135)
------------------------------------------------------------------------------
Net asset (liability)                           467            5         (135)
Valuation allowance                            (251)           -            -
------------------------------------------------------------------------------
Net deferred tax asset (liability)          $   216      $     5      $  (135)
------------------------------------------------------------------------------

The valuation allowance is provided when it is probable that some portion of the deferred tax asset will not be realized.

(5) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The maximum liability based on the cost of buying deferred annuities at September 30, 2001 was $208,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2002 - $195,000; 2003 - $60,000; 2004 - $57,000;
2005 - $51,000 and $1,308,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $177,000 in 2001, $195,000 in 2000, and $201,000 in 1999.

(6) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                              2001       2000
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                    $ 7,470    $ 7,485
Effect of remeasurement                                      1,313          -
Service cost                                                   438        476
Interest cost                                                  632        530
Plan participants contributions                                144        169
Actuarial (gain) loss                                          (36)        (4)
Benefits paid                                                 (485)      (513)
Curtailment gain                                              (168)         -
Settlement                                                    (353)         -
Foreign currency exchange rate changes                          (4)      (673)
------------------------------------------------------------------------------
Benefit obligation at end of year                            8,951      7,470
------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year               7,582      7,867
Actual return on plan assets                                  (202)       283
Employer contributions                                         378        473
Plan participants contributions                                144        169
Settlement                                                    (348)         -
Benefits paid                                                 (484)      (513)
Foreign currency exchange rate changes                         (46)      (697)
------------------------------------------------------------------------------
Fair value of plan assets at end of year                     7,024      7,582
------------------------------------------------------------------------------
Funded status                                               (1,927)       112
Unrecognized transition obligation (asset)                     (44)       (99)
Unrecognized net actuarial (gain) loss                       2,198       (282)
------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                             $   227    $  (269)
------------------------------------------------------------------------------

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2001      2000      1999
------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service cost                                    $   437   $   476   $   511
  Interest cost                                       632       530       521
  Expected return on plan assets                     (576)     (597)     (555)
  Amortization of transition obligation               (53)      (46)      (49)
  Recognized net actuarial gain (loss)                 18       (11)      (12)
------------------------------------------------------------------------------
  Net periodic benefit cost                       $   458   $   352   $   416
------------------------------------------------------------------------------
  Net cost of defined contribution plans          $    24   $    26   $    26
------------------------------------------------------------------------------

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities, cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, and the expected long-term rate of return on assets was 8.0% in 2001, 2000 and 1999.

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

The accounting policies of the segments are the same as those described in note 1. Inter-segment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                            2001
------------------------------------------------------------------------------
                                Controls    Capacitors   Corporate      Total
------------------------------------------------------------------------------
Sales to external customers      $24,836       $ 2,166     $     -    $27,002
Inter-segment revenues                 -           342           -        342
Operating income                   1,444           442        (234)     1,652
Depreciation and amortization        433            85           -        518
Identifiable assets               14,067         1,284         399     15,750
Capital expenditure                  323           108           -        431
------------------------------------------------------------------------------
                                                            2000
------------------------------------------------------------------------------
                                Controls    Capacitors   Corporate      Total
------------------------------------------------------------------------------
Sales to external customers      $28,346       $ 2,014     $     -    $30,360
Inter-segment revenues                 -           341           -        341
Operating income                   3,862           463        (217)     4,108
Depreciation and amortization        451            90           -        541
Identifiable assets               15,053         1,356         800     17,209
Capital expenditure                  647            31           -        678
------------------------------------------------------------------------------
                                                            1999
------------------------------------------------------------------------------
                                Controls    Capacitors   Corporate      Total
------------------------------------------------------------------------------
Sales to external customers      $27,884       $ 1,770     $     -    $29,654
Inter-segment revenues                 -           174           -        174
Operating income                   4,564           278        (202)     4,640
Depreciation and amortization        418            87           -        505
Identifiable assets               15,258         1,334       1,527     18,119
Capital expenditure                  607            34           -        641
------------------------------------------------------------------------------

The Company has businesses located in the USA, the United Kingdom, France and Korea. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2001      2000      1999
------------------------------------------------------------------------------
Sales:
US sales                                          $12,132   $12,715   $10,940
Foreign sales:
  United Kingdom                                   10,950    13,202    13,363
  France                                            3,910     4,443     5,351
  Korea                                                10         -         -
-----------------------------------------------------------------------------
Total Foreign                                      14,870    17,645    18,714
-----------------------------------------------------------------------------
Total sales                                       $27,002   $30,360   $29,654
-----------------------------------------------------------------------------
Long-lived assets:
  USA                                             $ 1,563   $ 1,586   $ 1,621
  United Kingdom                                    2,623     2,733     2,991
France                                                 94        90        54
Korea                                                  13        20         -
-----------------------------------------------------------------------------
Total                                             $ 4,293   $ 4,429   $ 4,666
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

In fiscal 2001 Tech/Ops Sevcon's largest customer accounted for 15% of sales and for 12% of receivables. In 2000 the largest and second largest customers accounted for 12% and 11% of sales and 10% and 15% of receivables respectively.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. (a Delaware Corporation) as of September 30, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. as of September 30, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 6, 2001


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," "Executive Compensation," "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

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

(c)  Form 8-K
     None filed during the quarter ended September 30, 2001.

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

(13)(a) Portions of the 2001 Tech/Ops Sevcon, Inc. Annual Report relating to market prices of, and dividends paid on, registrant's common stock incorporated by reference into Part 2 of this Form 10-K.

(13)(b) Portions of the 2001 Tech/Ops Sevcon, Inc. Annual Report relating to selected financial data incorporated by reference into Part 2 of this Form 10-K.

*(21)    Subsidiaries of the registrant (incorporated by reference to exhibit
         (21) to Annual Report for the fiscal year ended September 30, 2000).

(23)     Consent of Arthur Andersen LLP.

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

                                     TECH/OPS SEVCON, INC.

                                     By /s/ Matthew Boyle     December 7, 2001
                                     --------------------
                                     Matthew Boyle
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                           Date
------------------------------------------------------------------------------
/s/ Matthew Boyle            President, Chief Executive       December 7, 2001
-----------------            Officer and Director
Matthew Boyle                (Principal Executive Officer)

/s/ Paul A. McPartlin        Vice President, Treasurer        December 7, 2001
---------------------        and Chief Financial Officer
Paul A. McPartlin            (Principal Financial and
                             Accounting Officer)

/s/ Paul B. Rosenberg        Director                         December 7, 2001
---------------------
Paul B. Rosenberg

s/ Marvin G. Schorr          Director                         December 7, 2001
-------------------
Marvin G. Schorr

/s/ Bernard F. Start         Director                         December 7, 2001
--------------------
Bernard F. Start

/s/ David R. A. Steadman     Director                         December 7, 2001
------------------------
David R. A. Steadman

/s/ C. Vincent Vappi         Director                         December 7, 2001
--------------------
C. Vincent Vappi
------------------------------------------------------------------------------


QUARTERLY FINANCIAL DATA (UNAUDITED)
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Selected quarterly financial data for fiscal years 2001 and 2000 is set out below: (in thousands except per share data)

------------------------------------------------------------------------------
                                     First   Second    Third   Fourth    Total
                                   Quarter  Quarter  Quarter  Quarter     Year
------------------------------------------------------------------------------
2001 Quarters
------------------------------------------------------------------------------
Net sales                          $ 5,768  $ 7,658  $ 7,680  $ 5,896  $27,002
Gross profit                         1,493    3,026    2,880    2,112    9,511
Operating income                      (523)     885      656      634    1,652
Net income                            (310)     575      408      428    1,101
------------------------------------------------------------------------------
Basic income per share             $  (.10) $   .18  $   .13  $   .14  $   .35
------------------------------------------------------------------------------
Fully-diluted income per share     $  (.10) $   .18  $   .13  $   .14  $   .35
------------------------------------------------------------------------------
Cash dividends per share           $   .18  $   .18  $   .18  $   .18  $   .72
------------------------------------------------------------------------------
Common stock price per share
                      - High       $ 11.13  $ 10.38  $ 10.00  $ 10.75  $ 11.13
                      - Low           8.94     7.00     7.00     8.30     7.00
------------------------------------------------------------------------------
2000 Quarters
------------------------------------------------------------------------------
Net sales                          $ 7,347  $ 8,138  $ 8,054  $ 6,821  $30,360
Gross profit                         2,889    3,273    3,263    2,508   11,933
Operating income                       923    1,186    1,254      745    4,108
Net income                             614      806      870      515    2,805
------------------------------------------------------------------------------
Basic income per share             $   .20  $   .26  $   .28  $   .17  $   .90
------------------------------------------------------------------------------
Fully-diluted income per share     $   .20  $   .26  $   .28  $   .16  $   .90
------------------------------------------------------------------------------
Cash dividends per share           $   .18  $   .18  $   .18  $   .18  $   .72
------------------------------------------------------------------------------
Common stock price per share
                      - High       $ 11.13  $ 11.75  $ 11.00  $ 11.88  $ 11.88
                      - Low           9.63     9.88     8.63     8.00     8.00
------------------------------------------------------------------------------


SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2001 (in thousands of dollars)
------------------------------------------------------------------------------
                                               Additions
                                     Balance  charged to  Deductions   Balance
                                at beginning       costs        from  at close
                                     of year  & expenses    reserves   of year
------------------------------------------------------------------------------
For the year ended September 30, 2001:
Allowance for doubtful accounts       $  241      $  607    $ (39)(a)   $  809
------------------------------------------------------------------------------
For the year ended September 30, 2000:
Allowance for doubtful accounts       $  174      $   80    $ (13)(b)   $  241
------------------------------------------------------------------------------
For the year ended September 30, 1999:
Allowance for doubtful accounts       $  197      $    -    $ (23)(c)   $  174
------------------------------------------------------------------------------

(a) Accounts collected $6, write off of uncollectible accounts $33
(b) Accounts collected $2; translation adjustment $11
(c) Write off of uncollectible accounts $2; accounts collected $16; translation adjustment $5


                                                      Exhibit 13 (a)

                        TECH/OPS SEVCON, INC.

      Summary of the Market Prices of, and Dividends Paid on,
                   the Company's Common Stock

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown in the table below. At November 23, 2001, there were approximately 280 shareholders of record, plus approximately 1,000 additional share-holders whose securities are held in "street" name.

                    First     Second     Third     Fourth      Total
                  Quarter    Quarter    Quarter    Quarter      Year

     Fiscal 2001
High               $11.13     $10.38     $10.00     $10.75    $11.13
Low                $ 8.94     $ 7.00     $ 7.00     $ 8.30    $ 7.00
Dividend           $  .18     $  .18     $  .18     $  .18    $  .72

     Fiscal 2000
High               $11.13     $11.75     $11.00     $11.88    $11.88
Low                $ 9.63     $ 9.88     $ 8.63     $ 8.00    $ 8.00
Dividend           $  .18     $  .18     $  .18     $  .18    $  .72


                                                       Exhibit 13 (b)

                        TECH/OPS SEVCON, INC.

                       Selected Financial Data

A summary of selected financial data for the last five years is shown in the table below:

For the five years ended September 30:  (in 000's except per share data)

                               2001     2000     1999     1998     1997
                               ----     ----     ----     ----     ----
Net sales                   $27,002  $30,360  $29,654  $31,519  $27,309
Operating income              1,652    4,108    4,640    5,002    2,966
Net income                    1,101    2,805    3,125    3,269    1,891
Basic income per share      $   .35  $   .90  $  1.00  $  1.05  $   .61
Dividends per share (a)     $   .72  $   .72  $   .72  $   .63  $   .60
Average shares outstanding    3,110    3,115    3,110    3,099    3,091
Stockholders investment     $ 9,959  $11,272  $11,411  $10,793  $ 9,107
Total assets                $15,750  $17,209  $18,119  $17,784  $15,185
Long-term debt              $     -  $     -  $     -  $     -  $   278


(a) In September 1998, the Company increased its regular quarterly dividend by 20% from $.15 per share to $.18 per share.



                                                        Exhibit 23

                      TECH/OPS SEVCON, INC.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8
(File Numbers 33-42960,333-02113,and 33-61229).


                                /s/ Arthur Andersen LLP
                                   -------------------
                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 21, 2001