Form 10-Q
period 2001-12-31
TECH OPS SEVCON INC
filed 2002-02-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 14, 2002
----------------------------         -------------------------------
Common stock, par value $.10                     3,118,005



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Dec 31,       Sept 30,
                                                2001           2001
                                            ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   404        $   812
    Accounts receivable, less allowances
       of $810,000 at 12/31/2001
       and $809,000 at 9/30/2001               4,324          5,145
    Inventories:
       Raw materials                           2,239          2,508
       Work-in-process                           773          1,194
       Finished goods                          1,450          1,140
                                             -------        -------
                                               4,462          4,842
                                             -------        -------
    Prepaid expenses and other current
       assets                                    568            658
                                             -------        -------
            Total current assets               9,758         11,457
                                             -------        -------

Property, plant and equipment, at cost         7,122          7,201
    Less:  Accumulated depreciation
           and amortization                    4,424          4,343
                                             -------        -------
      Net property, plant
        and equipment                          2,698          2,858
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $13,891        $15,750
                                             =======        =======

The accompanying notes are an integral part of these financial statements.









                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Dec 31,       Sept 30,
                                                2001           2001
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 1,601         $ 2,611
    Dividend payable                             280             560
    Accrued expenses                           2,007           2,072
    Accrued taxes on income                      344             438
                                             -------         -------
        Total current liabilities              4,232           5,681
                                             -------         -------


Deferred taxes on income                         108             110
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 311             311
    Treasury stock                               (49)            (49)
    Premium paid in on common stock            3,925           3,925
    Retained earnings                          7,008           7,237
    Cumulative other comprehensive
      income (loss)                           (1,644)         (1,465)
                                             -------         -------
       Total stockholders' investment        $ 9,551         $ 9,959
                                             -------         -------
                                             $13,891         $15,750
                                             =======         =======


The accompanying notes are an integral part of these financial statements.











                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                              Three Months Ended
                                              ------------------
                                               Dec 31,    Dec 31,
                                                 2001       2000
                                              --------   -------
Net sales                                     $ 5,402    $ 5,768

Costs and expenses:
  Cost of sales                                 3,421      4,275
  Selling, research and
    administrative                              1,889      2,016
                                              --------    -------
                                                5,310      6,291
                                              --------   -------
Operating income (loss)                            92       (523)

Other income (expense), net                       (13)        45
                                              --------   -------
Income (loss) before income taxes                  79       (478)

Income taxes                                      (28)       168
                                              --------   -------
Net income (loss)                             $    51    $  (310)
                                              ========   =======
Basic income (loss) per share                 $   .02    $  (.10)
                                              ========   =======
Fully diluted income (loss) per share         $   .02    $  (.10)
                                              ========   =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)
                        (in thousands)
                                               Three Months Ended
                                               ------------------
                                               Dec 31,    Dec 31,
                                                 2001       2000
                                              --------   --------
Net income (loss)                             $    51    $  (310)
Foreign currency translation adjustment          (126)        64
Change in fair market value of cash flow hedge    (53)       (52)
                                              --------   --------
Comprehensive loss                            $  (128)   $  (298)
                                              ========   ========
The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)

                                                   Three Months Ended
                                                   ------------------
                                                   Dec 31,     Dec 31,
                                                     2001        2000
                                                  -------     -------
Net cash flow from operating activities:
  Net income (loss)                               $    51    $  (310)
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    133        138
     Deferred tax provision                            (2)         2
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables and other assets                   824         658
       Inventories                                    380        (913)
       Accounts payable                            (1,010)        528
       Accrued compensation and expenses              (65)        268
       Accrued and deferred taxes on income            (7)       (246)
                                                  -------     -------
  Net cash generated from operating activities        304         125
                                                  -------     -------
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                    (14)        (84)
  Disposal of short-term investments                    -         591
                                                  -------     -------
Net cash generated from (used by)
  investing activities                                (14)        507
                                                  -------     -------
Cash flow (used by) financing activities:
  Dividends paid                                     (560)       (560)
  Purchase of common stock                              -         (49)
                                                  -------     -------
  Net cash used by financing activities              (560)       (609)
                                                  -------     -------
Effect of exchange rate changes on cash              (138)        (25)
                                                  -------     -------
Net increase (decrease) in cash                      (408)         (2)
Opening balance - cash and cash equivalents           812       1,542
                                                  -------     -------
Ending balance - cash and cash equivalents        $   404     $ 1,540
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $    31     $   186
   Cash paid for interest                               8           -
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $   280     $   561
                                                  =======     =======
The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 2001
                            (Unaudited)

(1)     Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 2001 and September 30, 2001 and the results of operations and cash flows for the three months ended December 31, 2001 and December 31, 2000.

     The accounting policies followed by Tech/Ops Sevcon are set forth in
Note 1 to the financial statements in the 2001 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended December 31, 2001 and December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividends

     On December 13, 2001, the Company declared a quarterly dividend of $.09 per share for the first quarter of fiscal 2002, which was paid on January 17, 2002 to stockholders of record on December 28, 2001. This represented a 50% decrease in the dividend from the previous level of $.18 per quarter which had been paid since the last quarter of fiscal 1998. The Board of Directors concluded that, in the present uncertain economic climate, it was in the best interest of the Company and its stockholders to reduce the dividend to conserve cash resources. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
    Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                               (in thousands, except for per share amounts)
                                          Three Months Ended
                                          ------------------
                                           Dec 31,    Dec 31,
                                             2001       2000
                                           ------     ------
Net income (loss)                          $   51     $ (310)
Basic income (loss) per share              $  .02     $ (.10)

Average shares outstanding                  3,110      3,112

Options outstanding - common
  stock equivalents                            14         17
Average common and common
  equivalent shares outstanding             3,124      3,129

Fully diluted income (loss) per share      $  .02     $ (.10)
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

The accounting policies of the segments are the same as those described in note 1 to the 2001 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The
Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended December 31, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 4,932     $   470          -  $ 5,402
Inter-segment revenues              -         143          -      143
Operating income (loss)            95          89        (92)      92
Identifiable assets            12,507       1,289         95   13,891
---------------------------------------------------------------------
---------------------------------------------------------------------
                                Three months ended December 31, 2000
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,277     $   491          -  $ 5,768
Inter-segment revenues              -          85          -       85
Operating income (loss)          (567)        105        (61)    (523)
Identifiable assets            14,913       1,356        585   16,854
---------------------------------------------------------------------


















                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

      This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of outsource sub-contractors to meet the Company's cost and quality targets and to deliver products in a timely manner; ability to produce products meeting technical requirements of customers and acceptance of those products by customers; level of demand for controls; impact of the variability of foreign exchange rates on sales and earnings; availability of electronic components at reasonable prices; ability of the Company to meet customers quality objectives; availability of earnings and capital resources to permit continuation of dividend payments; the outcome of litigation as well as other factors that may be described from time to time in the Company's filings with the Securities and Exchange Commission, including on Form 10-K.

Results of Operations

Three months ended December 31, 2001

     Sales in the first fiscal quarter ended December 31, 2001 decreased by $366,000, or 6%, compared to the first quarter of last year. First quarter volumes in the controller business were $345,000, or 7%, lower than in the same quarter last year. Capacitor sales were $470,000 compared to $491,000 in fiscal 2001, a decrease of $21,000, or 4%.

     Sales in the first quarter of last year were adversely impacted by a technical problem with a major product line which resulted in production of that product line being suspended during December 2000. This resulted in decreased sales to both the fork lift truck and aerial lift markets in last year's first quarter. Revenues in the U.S. controller business decreased by 10%, and European volumes were down by 3%, compared to the first quarter of last year. In both Europe and the USA there was lower demand in the aerial lift and airport ground support markets. In the mining market shipments were up by $265,000 due to increased demand in the USA. Shipments to the US forklift truck market were 34% lower than the same period last year, however, shipments to the European and Far East fork lift truck markets were 8% ahead of the prior year.

   Gross profit increased by $488,000 compared to last year and was 36.7% of sales compared to 25.9% of sales in the first quarter of fiscal 2001. Lower volumes in the first quarter of fiscal 2002 resulted in a $190,000 decrease in gross profit. This was more than offset by a $228,000 increase in gross profit that was mainly due to cost savings arising from the Company's outsourcing program. In the first quarter of last year the company incurred a charge of $450,000 relating to product rectification costs in connection with a technical problem with a major product line.

    Selling, research and administrative expenses for the quarter decreased by $127,000, or 6%, over the first quarter of fiscal 2000. This decrease was mainly due to headcount reductions implemented in the second quarter of last fiscal year.

     In the first quarter of fiscal 2002 there was operating income of $92,000 compared to an operating loss of $523,000 in the same quarter last year. Operating income in the capacitor business segment decreased by $16,000, or 15%, mainly due to lower volumes. In the controller business segment there was operating income of $95,000 compared to an operating loss of $567,000 in the same quarter last year. The year-to-year increase of $615,000 in operating income compared to the first quarter of last year was due to the following major factors:

            Lower volumes in fiscal 2002                       ($190,000)
            Product rectification costs in fiscal 2001          $450,000
            Savings mainly arising from outsourcing             $228,000
            Lower selling research and administrative expenses  $127,000
                                                                --------
            Total                                               $615,000
                                                                --------

     Income before income taxes was $79,000, compared to a pre-tax loss of $478,000 last year, an improvement in income of $557,000. There was other expense of $13,000 compared to other income of $45,000 last year. The year-to-year adverse change in other income (expense) of $58,000 was mainly due to foreign currency translation gains of $33,000 in the first quarter of last year compared to a loss of $7,000 in the current year. In addition there was interest income of $12,000 last year compared to net interest expense on short-term overdraft borrowings of $6,000 in fiscal 2002. Income taxes in the current year were $28,000, or 35% of pre-tax income, compared to an income tax benefit of $168,000, or 35% of the pre-tax loss, in the same quarter last year. Net income was $51,000 compared to a net loss of $310,000 last year, an improvement of $361,000. The basic and fully diluted income per share was $.02 compared to a net loss per share of $.10 in last year's first quarter.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $280,000. Cash balances at the end of the first quarter were $404,000 compared to $812,000 at September 30, 2001. In the first quarter operating activities generated $304,000 and dividend payments amounted to $560,000. In the last 4 fiscal quarters net income amounted to $1,462,000, or $.47 per share. Following the decrease in the regular quarterly dividend in December 2001 to $.09 per share, the current annual cash requirement for dividends is $1,122,000, or 77% of the net income over the last 12 months.

The Company has no long-term debt and has overdraft facilities in Europe amounting to $1,450,000. These overdraaft facilities are due for renewal in September 2002, but can be withdrawn on demand by the bank.

Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of the cash dividend.














TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 22, 2002, the shareholders voted to re-elect as directors for three year terms the following persons: Matthew Boyle and C Vincent Vappi. Mr. Boyle received 2,658,240 votes for and 110,033 withheld, and Mr. Vappi received 2,702,240 votes or and 66,033 withheld. There were no abstentions or broker non-votes.



Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits filed with this report.

            None


(b) Reports on Form 8-K - On December 20, 2001 the Company filed a Form 8-K relating to the decrease in the quarterly dividend to $.09 per share.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: February 14, 2002              By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer