Form 10-Q
period 2002-03-31
TECH OPS SEVCON INC
filed 2002-05-15
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at May 154, 2002
----------------------------         ---------------------------
Common stock, par value $.10                  3,118,387



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Mar 31,       Sept 30,
                                                2002           2001
                                            ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   816        $   812
    Accounts receivable, less allowances
       of $806,000 at 3/31/2002
       and $809,000 at 9/30/2001               4,123          5,145
    Inventories:
       Raw materials                           2,172          2,508
       Work-in-process                           544          1,194
       Finished goods                          1,424          1,140
                                             -------        -------
                                               4,140          4,842
                                             -------        -------
    Prepaid expenses and other current
       assets                                    409            658
                                             -------        -------
            Total current assets               9,488         11,457
                                             -------        -------

Property, plant and equipment, at cost         7,003          7,201
    Less:  Accumulated depreciation
           and amortization                    4,471          4,343
                                             -------        -------
      Net property, plant
        and equipment                          2,532          2,858
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $13,455        $15,750
                                             =======        =======

The accompanying notes are an integral part of these financial statements.









                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Mar 31,       Sept 30,
                                                2002           2001
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 1,587         $ 2,611
    Dividend payable                             281             560
    Accrued expenses                           1,800           2,072
    Accrued taxes on income                      401             438
                                             -------         -------
        Total current liabilities              4,069           5,681
                                             -------         -------


Deferred taxes on income                         105             110
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 312             311
    Treasury stock                               (49)            (49)
    Premium paid in on common stock            3,997           3,925
    Retained earnings                          6,860           7,237
    Cumulative other comprehensive
     income (loss)                            (1,839)         (1,465)
                                             -------         -------
       Total stockholders' investment        $ 9,281         $ 9,959
                                             -------         -------
                                             $13,455         $15,750
                                             =======         =======


The accompanying notes are an integral part of these financial statements.





                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,    Mar 31,     Mar 31,   Mar 31,
                                  2002       2001        2002      2001
                               -------    -------     -------   -------
Net sales                      $ 5,575    $ 7,658     $10,977   $13,426

Costs and expenses:
  Cost of sales                  3,428      4,632       6,849     8,907
  Selling, research and
    administrative               1,846      2,141       3,735     4,157
                               -------    -------     -------   -------
                                 5,274      6,773      10,584    13,064
                               -------    -------     -------   -------
Operating income                   301        885         393       362

Other income (expense), net         (7)         -         (20)       45
                               -------    -------     -------   -------
Income before income taxes         294        885         373       407

Income taxes                      (102)      (310)       (130)     (142)
                               -------    -------     -------   -------
Net income                     $   192    $   575         243       265
                               =======    =======     =======   =======
Basic income per share         $   .06    $   .18     $   .08   $   .09
                               =======    =======     =======   =======
Fully diluted income per share $   .06    $   .18     $   .08   $   .08
                               =======    =======     =======   =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,    Mar 31,     Mar 31,   Mar 31,
                                  2002       2001        2002      2001
                               -------    -------     -------   -------
Net income                     $   192    $   575     $   243   $   265
Foreign currency
   translation adjustment         (134)      (314)       (260)     (250)
Change in fair market value
   of cash flow hedge              (61)      (140)       (114)     (192)
                               -------    -------     -------   -------
Comprehensive income (loss)    $    (3)   $   121     $  (131)  $  (177)
                               =======    =======     =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                    Six Months Ended
                                                   ------------------
                                                   Mar 31,     Mar 31,
                                                     2002        2001
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $   243     $   265
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    270         269
     Deferred tax provision                            (5)         (6)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                  1,022        (136)
       Inventories                                    702        (386)
       Pre-paid expenses and other current assets     135         350
       Accounts payable                            (1,024)        511
       Accrued compensation and expenses             (272)        353
       Accrued and deferred taxes on income           (37)       (222)
                                                  -------     -------
  Net cash generated from operating activities      1,034         998
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                    (52)       (242)
  Disposal of short-term investments                    -         591
                                                  -------     -------
Net cash generated from (used by)
  investing activities                                (52)        349
                                                  -------     -------
Cash flow (used by) financing activities:
  Dividends paid                                     (840)     (1,120)
  Exercise and repurchase of stock options             14           -
  Purchase of common stock                              -         (49)
                                                  -------     -------
  Net cash used by financing activities              (826)     (1,169)

Effect of exchange rate changes on cash              (152)       (340)
                                                  -------     -------
Net increase (decrease) in cash                         4        (162)
Opening balance - cash and cash equivalents           812       1,542
                                                  -------     -------
Ending balance - cash and cash equivalents        $   816     $ 1,380
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $    31     $   126
   Cash paid for interest                              14           4
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $   281     $   560
                                                  =======     =======
The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - March 31, 2002

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31, 2002, the results of operations and cash flows for the three months and six months ended March 31, 2002.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2001 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)  Cash Dividends

     On March 8, 2002, the Company declared a quarterly dividend of $.09 per share for the second quarter of fiscal 2002, which was paid on April 11, 2002 to stockholders of record on March 27, 2002. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                             (in thousands, except for per share amounts)

                                 Three Months Ended   Six Months Ended
                                 ------------------   ----------------
                                  Mar 31     Mar 31   Mar 31    Mar 31
                                    2002       2001     2002      2001
                                  ------     ------   ------    ------
Net income                        $  192     $  575   $  243    $  265
Basic income per share            $  .06     $  .18   $  .08    $  .09

Average shares outstanding         3,115      3,110    3,112     3,111

Options outstanding - common
  stock equivalents                    3         16        9        16

Average common and common
  equivalent shares outstanding    3,118      3,126    3,121     3,127

Fully diluted income per share    $  .06     $  .18   $  .08    $  .08
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

     The accounting policies of the segments are the same as those described in note 1 to the 2001 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended March 31, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,195     $   380          -  $ 5,575
Inter-segment revenues              -         156          -      156
Operating income                  305          33        (37)     301
Identifiable assets            12,004       1,358         93   13,455
---------------------------------------------------------------------
---------------------------------------------------------------------
                                Three months ended March 31, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,081     $   577          -  $ 7,658
Inter-segment revenues              -          92          -       92
Operating income                  760         183        (58)     885
Identifiable assets            15,032       1,323        154   16,499
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $10,127     $   850          -  $10,977
Inter-segment revenues              -         299          -      299
Operating income                  400         122       (129)     393
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $12,358     $ 1,068          -  $13,426
Inter-segment revenues              -         177          -      177
Operating income                  193         288       (119)     362
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

Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements.
The Company's significant accounting policies are summarized in Note 1 of its financial statements on Form 10-K. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgement and/or estimates. Actual results may differ from those estimates.

The Company believes the following represent its critical accounting policies:

Revenue Recognition

     The Company recognizes revenue when title transfers in accordance with its normal trading terms, which is usually upon shipment of its products. Over 98% of the Company's revenues are derived from product shipments. The Company's only post shipment obligation relates to warranty in the normal course of business for which adequate ongoing reserves are maintained.

Foreign Currencies and Hedging

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

     In the current fiscal year approximately 58% of the Company's revenues and 70% of its assets were denominated in foreign currencies. The majority of the Company's products are manufactured in the United Kingdom and have costs denominated in British pounds.

     Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period

Bad Debt

     The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. With the exception of a significant loss of in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers account for approximately 55% of the Company's sales. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its' customers. This results in a significant proportion of the Company's inventory being specific to one customer. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Costs

     The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required.

Results of Operations

Three months ended March 31, 2002

     Sales in the second fiscal quarter ended March 31, 2002 were $5,575,000 compared to $7,658,000 in the same quarter of the previous year, a decrease of $2,083,000, or 27%. Revenues in the U.S. Controller business decreased by 34% mainly due to lower demand in the aerial lift, fork lift truck and mining markets. Volumes in the European controller markets were 19% lower than last year, mainly due to weakness in the aerial lift and fork lift truck markets. Capacitor sales were 34% lower than last year due to difficult conditions in the European markets for railway signaling and audio capacitors.

     Second quarter gross profit was 38.5% of sales, a decrease from 39.5%
in the second quarter of fiscal 2001. Gross profit of $2,147,000 was $879,000 lower than last year. The decrease in gross profit percentage was mainly due to lower volumes. In the second quarter of fiscal 2002 inventory reserves relating to unique materials for UpRight Inc., a customer in Chapter 11 reorganization , were reduced by $60,000, reflecting materials sold during the quarter, which reduced cost of sales by a like amount.

     Selling, research and administrative expenses for the quarter decreased by $295,000, or 14%, compared to fiscal 2001. In the second quarter of the current year the Company incurred consulting costs of $93,000 relating to a plan to improve product quality. During the second quarter of last year the company incurred costs relating to workforce reductions of $390,000.

     Operating income was $301,000, a decrease of $584,000 compared to the second quarter of last year. Operating income in the capacitor business segment decreased by $150,000 to $33,000, mainly due to lower volumes. Operating income in the controller business of $305,000 was $455,000 lower than in fiscal 2001. The decrease in controller business operating income was mainly due to lower volumes, partially offset by the cost of workforce reductions incurred last year of $390,000.

     Income before income taxes was $294,000, compared to $855,000 last year, a decrease of $561,000. Income taxes were 34.7% of pre-tax income compared to 35.0% in the same quarter last year. Net income was $192,000 compared to $575,000 last year, a decrease of 67%. Basic and fully diluted income per share decreased by 67%, from $.18 in the second quarter of fiscal 2001, to $.06 in the current year.

Six months ended March 31, 2002

     Sales in the first six months of fiscal 2002 were $10,977,000, compared to $13,426,000 in the same period last year, a decrease of $2,449,000, or 18%. Volumes in the controller business were 18% lower than last year. In the capacitor business revenues were down by $218,000, or 20%, compared to the first six months of last year.

     In the first quarter of fiscal 2001 there was a technical problem with a major product line which resulted in production of this major product line being suspended during December 2000. This resulted in lower first quarter 2001 sales, however this was partially recovered in the second quarter of last year.

     Revenues in the US controller business decreased by 24%. This was mainly due to decreased demand in the aerial lift and fork lift truck markets, partially offset by increased sales into the neighborhood electric vehicle market. Controller volumes in foreign markets decreased by 12%, mainly due to lower demand in the European aerial lift and fork lift truck markets. Capacitor volumes decreased by $218,000, or 20% compared to the first half of last year.

     Gross profit was 37.6% of sales in the first half of fiscal 2002 compared to 33.7% in 2001. Gross profit decreased by $391,000 compared to the first six months of last year. Lower volumes accounted for $1,250,000 of the decrease in gross profit. In the first quarter of last year the company incurred a charge of $450,000 relating to product rectification costs in connection with a technical problem with a major product line. The remaining improvement in gross profit was mainly due to lower material and labor costs arising from the Company's outsourcing program. Inventory reserves relating to an aerial lift customer in Chapter 11 reorganization decreased by $60,000 in fiscal 2002.

     Operating expenses for the six-month period were $3,735,000 compared to $4,157,000 last year, a decrease of 10%. The most significant reason for this decrease was a charge of $390,000 relating to workforce reductions in the second quarter of fiscal 2001.

     Operating income for the first half year was $393,000, an increase of $31,000 compared to last year. Operating income for the controller business increased by $207,000 to $400,000. The main causes of this increase was expense reductions relating to charges last year of $450,000 for product rectification and $390,000 for the cost of workforce reduction in fiscal 2001, partially offset by lower volumes. In the capacitor business segment operating income decreased by $166,000, or 58%, to $122,000, mainly due to decreased volumes.

     Income before income taxes was $373,000, compared to $407,000 last year, a decrease of $34,000. Other expense was $20,000 compared to other income of $45,000 in the first half of fiscal 2001. The year-to-year swing was mainly due to foreign currency losses in 2002 compared to gains last year. Income taxes were 34.9% of pre-tax income, in line with last year. Net income was $243,000, a decrease of $22,000 compared to the same period last year. Basic income per share was $.08 per share compared to $.09 per share in the first half of fiscal 2001. Fully diluted net income was $.08 per share, in line with the first half of 2001.

Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $281,000. Cash balances at the end of March 2002 were $816,000 compared to $812,000 at September 30, 2001. In the first six months net income was $243,000, and operating activities generated $1,034,000 and dividend payments amounted to $840,000. In the last 4 fiscal quarters net income amounted to $1,079,000, or $.35 per share. Following the decrease in the regular quarterly dividend in December 2001 to $.09 per share, the current annual cash requirement for dividends is $1,122,000, or 104% of the net income over the last 12 months.

     The Company has no long-term debt and has overdraft facilities in Europe amounting to $1,450,000. These overdraft facilities are due for renewal in September 2002, but can be withdrawn on demand by the bank.

     Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as payment of cash dividends.


TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 22, 2002, the shareholders voted to re-elect as directors for three year terms the following persons: Matthew Boyle and C Vincent Vappi. Mr. Boyle received 2,658,240 votes for and 110,033 withheld, and Mr. Vappi received 2,702,240 votes for and 66,033 withheld. There were no abstentions or broker non-votes.



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


                                          TECH/OPS SEVCON, INC.



Date: May 15, 2002                By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer