Form 10-Q
period 2002-06-30
TECH OPS SEVCON INC
filed 2002-07-31
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               --------------

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                --------        ----------

                                1-9789
                        ----------------------
                        Commission File Number


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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at July 31, 2002
----------------------------         ----------------------------
Common stock, par value $.10                    3,125,051



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                             June 30,       Sept 30,
                                                2002           2001
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   641        $   812
    Accounts receivable, less allowances
       of $885,000 at 6/30/2002
       and $809,000 at 9/30/2001               4,394          5,145
    Inventories:
       Raw materials                           2,676          2,508
       Work-in-process                           626          1,194
       Finished goods                          1,500          1,140
                                             -------        -------
                                               4,802          4,842
                                             -------        -------

    Prepaid expenses and other current
       assets                                    352            658
                                             -------        -------

            Total current assets              10,189         11,457
                                             -------        -------

Property, plant and equipment, at cost         7,563          7,201
    Less:  Accumulated depreciation
           and amortization                    4,894          4,343
                                             -------        -------
      Net property, plant
        and equipment                          2,669          2,858
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $14,293        $15,750
                                             =======        =======


The accompanying notes are an integral part of these financial statements.



                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              June 30,       Sept 30,
                                                 2002           2001
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                         $ 1,920         $ 2,611
    Dividend payable                             281             560
    Accrued expenses                           2,016           2,072
    Accrued taxes on income                      391             438
                                             -------         -------
        Total current liabilities              4,608           5,681
                                             -------         -------


Deferred taxes on income                         115             110
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 312             311
    Treasury stock                               (49)            (49)
    Premium paid in on common stock            3,997           3,925
    Retained earnings                          6,592           7,237
    Cumulative other comprehensive
     income (loss)                            (1,282)         (1,465)
                                             -------         -------
       Total stockholders' investment        $ 9,570         $ 9,959
                                             -------         -------
                                             $14,293         $15,750
                                             =======         =======


The accompanying notes are an integral part of these financial statements.







                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                               June 30,  June 30,  June 30,  June 30,
                                  2002      2001      2002      2001
                               -------   -------   -------   -------
Net sales                      $ 5,355   $ 7,680   $16,332   $21,106

Costs and expenses:
  Cost of sales                  3,420     4,800    10,269    13,707
  Selling, research and
    administrative               1,953     2,224     5,688     6,381
                               -------   -------   -------   -------
                                 5,373     7,024    15,957    20,088
                               -------   -------   -------   -------
Operating income (loss)            (18)      656       375     1,018

Other income (expense), net         48       (27)       28        18
                               -------   -------   -------   -------
Income before income taxes          30       629       403     1,036

Income taxes                        11       221       141       363
                               -------   -------   -------   -------
Net income                     $    19   $   408       262       673
                               =======   =======   =======   =======
Basic income per share         $   .01   $   .13   $   .08   $   .22
                               =======   =======   =======   =======
Fully diluted income per share $   .01   $   .13   $   .08   $   .22
                               =======   =======   =======   =======

           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                              Three Months Ended   Nine Months Ended
                              ------------------   -----------------
                              June 30,   June 30,  June 30,  June 30,
                                 2002       2001      2002      2001
                              -------    -------   -------   -------
Net income                    $    19    $   408   $   262   $   673
Foreign currency
   translation adjustment         556        (77)      296      (327)
Change in fair market value
   of cash flow hedge               1         (4)     (113)     (196)
                              -------    -------   -------   -------
Comprehensive income          $   576    $   327   $   445   $   150
                              =======    =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                      (Unaudited) (in thousands)
                                                  Nine Months Ended
                                                 -------------------
                                           June 30, 2002   June 30, 2001
                                           -------------   -------------
Net cash flow from operating activities:
  Net income                                     $   262     $   673
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                   408         394
     Deferred tax provision                            5          (7)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                   751        (206)
       Inventories                                    40        (636)
       Prepaid expenses and other current assets     201         372
       Accounts payable                             (691)        809
       Accrued compensation and expenses             (56)        338
       Accrued and deferred taxes on income          (55)       (450)
                                                 -------     -------
  Net cash generated from operating activities       865       1,287
                                                 -------     -------
Cash flow generated from (used by)investing activities:
  Acquisition of property, plant, and
    equipment, net                                  (147)       (357)
  Disposal of short-term investments                   -         591
                                                 -------     -------
Net cash generated from (used by)
 investing activities                               (147)        234
                                                 -------     -------
Cash flow used by financing activities:
  Dividends paid                                  (1,120)     (1,680)
  Exercise and repurchase of stock options            14           -
  Purchase of common stock                             -         (49)
                                                 -------     -------
  Net cash used by financing activities           (1,106)     (1,729)
                                                 -------     -------
Effect of exchange rate changes on cash              217        (379)
                                                 -------     -------
Net decrease in cash                                (171)       (587)
Opening balance - cash and cash equivalents          812       1,542
                                                 -------     -------
Ending balance - cash and cash equivalents       $   641     $   955
                                                 =======     =======
Supplemental disclosure of cash flow information;
   Cash paid for income taxes                    $    31     $   732
   Cash paid for interest                             20           9
                                                 -------     -------
Supplemental disclosure of non-cash financing activity:
   Dividend declared                             $   281     $   560
                                                 =======     =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - June 30, 2002

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (primarily consisting of only normally recurring accruals)necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 2002 and the results of operations and cash flows for the three months and nine months ended June 30, 2002.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2001 Tech/Ops
Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)  Cash Dividends

     On June 5, 2002, the Company declared a quarterly dividend of $.09 per share for the third quarter of fiscal 2002, which was paid on July 11, 2002 to stockholders of record on June 26, 2002. The Company has cash dividends each quarter since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                           (in thousands, except for per share amounts)
                               Three Months Ended  Nine Months Ended
                               ------------------   ----------------
                               June 30    June 30  June 30   June 30
                                  2002       2001     2002      2001
                                ------     ------   ------    ------
Net income                      $   19     $  408   $  262    $  673
Basic income per share          $  .01     $  .13   $  .08    $  .22

Average shares outstanding       3,118      3,110    3,114     3,111

Options outstanding - common
  stock equivalents                  8         14        5        15

Average common and common
  equivalent shares outstanding  3,126      3,124    3,119     3,126

Fully diluted income per share  $  .01     $  .13   $  .08    $  .22
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

     The accounting policies of the segments are the same as those described in note 1 to the 2001 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended June 30, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,015     $   340          -  $ 5,355
Inter-segment revenues              -         188          -      188
Operating income (loss)            30          43        (91)     (18)
Identifiable assets            12,855       1,354         84   14,293
---------------------------------------------------------------------
---------------------------------------------------------------------
                                Three months ended June 30, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,114     $   566          -  $ 7,680
Inter-segment revenues              -          77          -       77
Operating income                  575         154        (73)     656
Identifiable assets            14,851       1,340        128   16,319
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended June 30, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $15,142     $ 1,190          -  $16,332
Inter-segment revenues              -         487          -      487
Operating income                  430         165       (220)     375
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended June 30, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $19,472     $ 1,634          -  $21,106
Inter-segment revenues              -         254          -      254
Operating income                  768         442       (192)   1,018
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

The Company believes the following represent its critical accounting policies:

Revenue Recognition

     The Company recognizes revenue when title transfers in accordance with its normal trading terms, which is usually upon shipment of its products. Over 98% of the Company's revenues are derived from product shipments. The Company's only post shipment obligation relates to warranty in the normal course of business for which reserves are maintained, which management believes are adequate.

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

Bad Debt

     The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers account for approximately 55% of the Company's sales. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

As of and for the nine months ended June 30,2002 approximately 58% of the Company's revenues and 70% of its assets were denominated in foreign currencies.


Interest Rate Risk

The Company from time-to-time draws upon its overdraft facility in its European businesses. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of both the Company's overdrafts and investments at June 30, 2002 the risk arising from changes in interest rates was not material.



RESULTS OF OPERATIONS

Three months ended June 30, 2002

     Sales in the third fiscal quarter ended June 30, 2002 were $5,355,000 compared to $7,680,000 in the same quarter of the previous year, a decrease of $2,325,000, or 30%. Foreign currency fluctuations resulted in a $210,000, or 3% increase in reported sales. Shipment volumes decreased by 33%. Volumes in the U.S. Controller business decreased by 37% mainly due to lower demand in the aerial lift, fork lift truck and mining markets. Volumes in the European controller markets were 28% lower than last year, mainly due to weakness in the aerial lift and fork lift truck markets. Capacitor sales were 43% lower than last year due to difficult conditions in the European markets for railway signaling and audio capacitors.

     Third quarter gross profit was 36.1% of sales, a decrease from 37.5%
in the same quarter of fiscal 2001. Gross profit of $1,935,000 was $945,000 lower than last year. The decrease in gross profit percentage was mainly due to lower volumes and changes in obsolete inventory reserves. In the third quarter of fiscal 2002 inventory reserves relating to unique materials for UpRight Inc., a customer in Chapter 11 reorganization , were reduced by $70,000, reflecting materials sold during the quarter, which reduced cost of sales by a like amount. In the third quarter of fiscal 2001 the reserve for unique materials for UpRight Inc was increased by $293,000.

     Selling, research and administrative expenses for the quarter decreased by $271,000, or 12%, compared to the same quarter last year. In the third quarter of the current year the Company incurred consulting costs of $85,000 relating to a plan to improve product quality. During the third quarter of last year the Company increased its reserve for doubtful accounts by $562,000 relating to the bankruptcy of UpRight Inc. in June 2001. In the third quarter of 2002 the reserve for doubtful accounts increased by $50,000.

     In the third quarter there was an operating loss of $18,000 compared to operating income of $656,000 last year, a decrease of $674,000 compared to the third quarter of last year. Operating income in the capacitor business segment decreased by $111,000 to $43,000, mainly due to lower volumes. Operating income in the controller business of $30,000 was $545,000 lower than in fiscal 2001. The decrease in controller business operating income was mainly due to lower volumes, partially offset by the $512,000 year-to-year decrease in expense for doubtful debts.

      Other income in the third quarter of fiscal 2002 was $48,000 compared to other expense of $27,000 last year. This change was mainly due to a positive swing in foreign currency gains and losses of $77,000.

     Income before income taxes was $30,000, compared to $629,000 last year, a decrease of $599,000. Income taxes were 36.7% of pre-tax income compared to 35.1% in the same quarter last year. Net income was $19,000 compared to $408,000 last year, a decrease of $389,000. Basic and fully diluted income per share decreased from $.13 in the third quarter of fiscal 2001, to $.01 in the current year.

Nine months ended June 30, 2002

     Sales in the first nine months of fiscal 2002 were $16,332,000, compared to $21,106,000 in the same period last year, a decrease of $4,774,000, or 23%. Foreign currency fluctuations resulted in a $133,000 increase in reported sales. Volumes in the controller business were 18% lower than last year. In the capacitor business volumes decreased 28%, compared to the same period last year.

     In the first quarter of fiscal 2001 there was a technical problem with a major product line which resulted in production of this major product line being suspended during December 2000. This resulted in lower first quarter 2001 sales, however this was partially recovered in the second quarter of fiscal 2001.

     A world-wide slowdown in capital spending resulted in all markets served by the Company being depressed. Revenues in the US controller business decreased by 28%. This was mainly due to decreased demand in most markets served by the company, partially offset by increased sales into the neighborhood electric vehicle market. Controller volumes in foreign markets decreased by 17%, mainly due to lower demand in the European aerial lift and fork lift truck markets.

     Gross profit was 37.1% of sales in the first nine months of fiscal 2002 compared to 35.1% in 2001. Gross profit decreased by $1,336,000 compared to the same period last year. Lower volumes accounted for $2,660,000 of the decrease in gross profit. In the first quarter of last year the Company incurred a charge of $450,000 relating to product rectification costs in connection with a technical problem with a major product line. There was a year-to-year positive swing in inventory write-offs related to the UpRight bankruptcy of $221,000. The remaining improvement in gross profit was mainly due to lower material and labor costs arising from the Company's outsourcing program.

     Operating expenses for the nine-month period were $5,688,000 compared to $6,381,000 last year, a decrease of $693,000, or 11%. The most significant reasons for this decrease was a charge of $390,000 relating to workforce reductions in the second quarter of fiscal 2001, lower bad debt expense of $512,000, mainly relating to UpRight and increased consulting expense in the current fiscal year of $250,000.

     Operating income for the first nine months was $375,000, a decrease of $643,000 compared to last year. Operating income for the controller business decreased by $338,000 to $430,000. The main causes of this decrease were lower volumes partially offset by expense reductions relating to charges last year of $450,000 for product rectification, $390,000 for the cost of workforce reduction in fiscal 2001, and the lower bad debt expense of $512,000. In the capacitor business segment operating income decreased by $277,000, or 63%, to $165,000, mainly due to decreased volumes in 2002.

     Income before income taxes was $403,000, compared to $1,036,000 last year, a decrease of $633,000, or 61%. Other income was $28,000 compared to $18,000 in the first nine months of fiscal 2001. The year-to-year swing was mainly due to foreign currency gains in 2002 compared to losses last year. Income taxes were 35% of pre-tax income for both nine month periods. Net income was $262,000, a decrease of $411,000 compared to the same period last year. Basic income per share was $.08 per share compared to $.22 per share in the first half of fiscal 2001. Fully diluted net income was $.08 per share, compared to $.22 for the same period in fiscal 2001.

Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $281,000. Cash balances at the end of June 2002 were $641,000 compared to $812,000 at September 30, 2001. In the first nine months net income was $262,000, and operating activities generated $865,000 of cash. Dividend payments for the first 9 months of the current fiscal year amounted to $1,120,000.

     The Company has no long-term debt and has overdraft facilities in Europe amounting to $1,900,000. These overdraft facilities are due for renewal in September 2002, but can be withdrawn on demand by the bank.

     Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs.













TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits filed with this report.

          None

    (b)   Reports on Form 8-K

          On June 5, 2002 the Company filed an 8-K relating to changes in certifying accountants concerning the termination of Arthur Andersen LLP.

          On July 2, 2002 the Company filed an 8-K relating to changes in certifying accountants announcing the appointment of Grant Thornton LLP as auditors for the fiscal year ending September 30th, 2002.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: July 31, 2002                 By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer