Form 10-K
period 2002-09-30
TECH OPS SEVCON INC
filed 2002-12-27
CIK 825411

SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549

                                     FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                             SECURITIES ACT OF 1934

      (Mark One)

         Annual report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                For the fiscal year ended September 30, 2002 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

       For the transition period from                 to
                                     -----------------   -----------------

                         Commission File Number 1-9789

                             TECH/OPS SEVCON, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  04-2985631
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes No

As of September 30, 2002, 3,125,051 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $12,000,000.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 21, 2003 are incorporated by reference into Part III of this report.

INDEX

ITEM

PART I                                                                    PAGE
1.  BUSINESS
General description                                                          3
Marketing and sales                                                          3
Patents                                                                      3
Backlog                                                                      3
Raw materials                                                                3
Competition                                                                  3
Research and development                                                     3
Environmental regulations                                                    3
Employees and labor relations                                                4
2.  PROPERTIES                                                               4
3.  LEGAL PROCEEDINGS                                                        4
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      4
    EXECUTIVE OFFICERS OF THE REGISTRANT                                     4

PART  II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS     4
6.  SELECTED FINANCIAL DATA                                                  5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS                                                  5
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               9
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets September 30, 2002 and 2001               10
      Consolidated Statements of Income for the Years ended September 30,
        2002, 2001 and 2000                                                 11
      Consolidated Statements of Comprehensive Income for the Years ended
        September 30, 2002, 2001 and 2000                                   11
      Consolidated Statements of Stockholders' Investment for the Years
        ended September 30, 2000, 2001 and 2002                             12
      Consolidated Statements of Cash Flows for the Years ended
        September 30, 2002, 2001 and 2000                                   13
      Notes to Consolidated Financial Statements                            14
      Reports of Independent Certified Public Accountants                   22
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE                                                23

PART  III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      24
11. EXECUTIVE COMPENSATION                                                  24
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
      RELATED STOCKHOLDER MATTERS                                           24
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          24

PART  IV
14. CONTROLS AND PROCEDURES                                                 24
15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      Exhibits                                                              25
      Financial statements and schedules                                    25
      Form 8-K                                                              25
      Signatures of registrant and directors                                26
      Certifications                                                        26
SCHEDULES
II  RESERVES                                                                28
Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

PART I

Item 1 Business

- General Description

Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon or the Company), is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France and South Korea the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 92% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 11% of sales in fiscal 2002 compared to 15% in fiscal 2001 and 12% in fiscal 2000.

- Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $9,054,000, $12,130,000 and $12,715,000, in fiscal years 2002, 2001 and 2000, respectively, which accounted for approximately 41%, 45% and 42%, respectively, of total sales. Approximately 51% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 87% of the Company's sales are direct to end customers, with 13% made to the Company's international dealer network. See
Note 7 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers.

- Patents

Although the Company has international patent protection for its new product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

- Backlog

Tech/Ops Sevcon's backlog at September 30, 2002 was $2,460,000 compared to $2,631,000 at September 2001, and $3,039,000 at September 2000. The decrease in backlog at September 30, 2002 was mainly due to lower demand, across most markets served by the Company.

- Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. During both fiscal 2001 and fiscal 2000 there was a world-wide shortage of certain electronic components. These shortages did not prevent shipments to customers but did adversely impact manufacturing costs in fiscal years 2001 and 2002. The Company believes that its sources and availability of its raw materials are adequate.

- Competition

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

- Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $1,971,000 in 2002 compared to $1,778,000 in 2001 and $1,946,000 in 2000.

- Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon.

- Employees and labor relations

As of September 30, 2002, the Company employed 199 full-time employees, of whom 18 were in the United States, 169 were in the United Kingdom, 9 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good. The number of employees decreased by 6% during fiscal 2002, principally due to the continuation of the Company's program to outsource certain manufacturing activities.

ITEM 2 PROPERTIES

A subsidiary of the Company leases approximately 12,000 square feet in Burlington, Massachusetts, under a lease for which notice to terminate in April 2003 has been received. The building is used for the development, distribution and service of electronic controls, together with sales and corporate offices. The Company is actively seeking to lease space at another location in Massachusetts to house both the corporate office and the Sevcon, Inc. business. The Company expects that there will be no significant disruption to its operations caused by this relocation, although rental costs are expected to increase. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. 5,000 square feet of space is also rented near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Bucheon City, near Seoul, under a lease due to expire in 2003.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer          Age             Position
-----------------------------------------------------------------------------
Matthew Boyle            40              President & Chief Executive Officer

Paul A. McPartlin        57              Vice President, Treasurer & Chief
                                         Financial Officer
-----------------------------------------------------------------------------

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle was appointed Vice President and Chief Operating Officer on November 5, 1996 and President and Chief Executive Officer on November 13, 1997. Mr. McPartlin has been Vice President and Chief Financial Officer of the Company for more than five years and was elected Treasurer in January 2000.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown below. At December 16, 2002, there were approximately 283 shareholders of record.

------------------------------------------------------------------------------
                           Quarter 1  Quarter 2  Quarter 3  Quarter 4    Year
------------------------------------------------------------------------------
2002 Quarters
Cash dividends per share     $  .09     $  .09     $  .09     $  .03   $  .30
------------------------------------------------------------------------------
Common stock price per share
  - High                     $ 9.95     $10.30     $10.15     $ 8.20   $10.30
  - Low                        7.16       6.45       7.99       4.02     4.02
------------------------------------------------------------------------------
2001 Quarters
Cash dividends per share     $  .18     $  .18     $  .18     $  .18   $  .72
------------------------------------------------------------------------------
Common stock price per share
  - High                     $11.13     $10.38     $10.00     $10.75   $11.13
  - Low                        8.94       7.00       7.00       8.30     7.00
------------------------------------------------------------------------------

ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last five years is set out below:

For the Years ended September 30         (in thousands except per share data)
-----------------------------------------------------------------------------
                                     2002     2001     2000     1999     1998
-----------------------------------------------------------------------------
Net sales                         $21,872  $27,002  $30,360  $29,654  $31,519
Operating income                       45    1,652    4,108    4,640    5,002
Net income                             57    1,101    2,805    3,125    3,269
Basic income per share            $   .02  $   .35  $   .90  $  1.00  $  1.05
Cash dividends per share          $   .30  $   .72  $   .72  $   .72  $   .63
Average shares outstanding          3,117    3,110    3,115    3,110    3,099
Stockholders' investment          $ 9,453  $ 9,959  $11,272  $11,411  $10,793
Total assets                      $13,521  $15,750  $17,209  $18,119  $17,784
-----------------------------------------------------------------------------

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of outsource subcontractors to meet the Company's cost and quality targets and to deliver products in a timely manner; ability to produce products meeting technical requirements of customers and acceptance of those products by customers; level of demand for controls; impact of the variability of foreign exchange rates on sales and earnings; availability of electronic components at reasonable prices; ability of the Company to meet customers quality objectives; availability of earnings and capital resources to permit continuation of dividend payments; the outcome of litigation.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Annual Report. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgement and/or estimates. Actual results may differ from those estimates.

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

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. In fiscal 2002 approximately 41% of the Company's sales were made in US dollars, 23% were made in British pounds and 36% were made in Euros. Over 80% of the Company's cost of sales was incurred in British pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US dollar, the British pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational (cash-flow hedges) and balance sheet (fair value hedges) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period.

Bad Debts

The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers account for approximately 51% of the Company's sales. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary which could involve the Company in substantial unanticipated expense. There were no significant safety related product recalls during the past three fiscal years.

A) Results of Operations

The table below compares summarized results for the last 3 fiscal years. To enable a better comparison, the fiscal 2001 results are stated both as reported and excluding charges incurred in that year of $1,695,000 before tax, equivalent to $.35 per share.

------------------------------------------------------------------------------
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                           Fiscal 2002        Fiscal 2001         Fiscal 2000
------------------------------------------------------------------------------
                                As        As                Before      	As
                             Reported  Reported  Charges    charges  reported
------------------------------------------------------------------------------
Net Sales                     $21,872   $27,002   $    -    $27,002   $30,360
Cost of Sales                  13,909    17,491      743     16,748    18,427
------------------------------------------------------------------------------
Gross Profit                    7,963     9,511     (743)    10,254    11,933
Selling, research and
  administrative expenses       7,918     7,859      952      6,907     7,825
------------------------------------------------------------------------------
Operating income                   45     1,652   (1,695)     3,347     4,108
Net income                         57     1,101   (1,102)     2,203     2,805
Diluted income per share      $  0.02   $  0.35   $ (0.35)  $  0.70   $  0.90
------------------------------------------------------------------------------

2002 compared to 2001

Sales in fiscal 2002 were $21,872,000 a decrease of $5,130,000, or 19%, compared to last year. Revenues in the United States were $9,054,000 compared to $12,132,000 in fiscal 2001, a decrease in volumes of 25%. In Europe and the Far East revenues of $12,818,000 compared to $14,870,000 last year, a decrease of $2,052,000, or 14%. Because these foreign sales were denominated in currencies other than the US dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US dollars. Both the Euro and the British pound strengthened compared to the dollar in 2002 and the net effect of these changes in average foreign currency exchange rates was to increase fiscal 2002 sales when measured in dollars by $500,000, or 2%. Therefore shipment volumes in foreign markets decreased by $2,552,000, or 17%, compared to last year.

In the controls business segment sales were $20,100,000, a decrease of $4,736,000, or 19%, compared to the prior year when sales were $24,836,000. In the fork lift truck market, the largest end user market for the controls business, sales decreased by 18% compared to last year. Aerial lift sales were down by 38% compared to fiscal 2001. In both of these end user markets the world-wide slowdown in capital spending was the main cause of the decrease. Sales into the mining equipment end user market in the USA decreased by 11% due to lower demand for coal. Sales into the airport ground support market, principally for baggage handling vehicles, decreased sharply following the tragic events of September 11, 2001, when airlines cut back sharply on spending, and were down by 41% compared to the prior year. Sales into other electric vehicle markets, such as neighborhood electric vehicles, burden carriers and sweepers, increased by over 90%, mainly due to increased sales of accessory products.

In the capacitor business segment sales were $1,772,000 compared to $2,166,000 in fiscal 2001, a decrease of 18%, mainly due to lower demand in most markets served by ICW. Foreign currency fluctuations increased sales measured in dollars by $50,000, or 2% compared to the previous year. Capacitor shipment volumes were 20% lower than last year. Both the railway signaling and professional high-end audio equipment end markets were depressed compared to last year.

Cost of sales in fiscal 2002 was $13,909,000, a decrease of $3,582,000, or 20% compared to last year. Gross profit in fiscal 2002 was $7,963,000, or 36.4% of sales, compared to $9,511,000, or 35.2% of sales, in 2001. In fiscal 2001 the Company recorded charges which reduced gross profit by $743,000 relating to product rectification and the bankruptcy of a major customer. Before these charges, gross profit in fiscal 2001 was 38.0% of sales. Thus the gross profit percentage in fiscal 2002 was 1.6% of sales lower than gross profit before charges in the prior year. Foreign currency fluctuations reduced reported gross profit in fiscal 2002 by 0.4% of sales compared to the prior year. The remaining year-to year decrease in gross profit percentage was mainly due to adverse sales mix.

Selling, research and administrative expenses were $7,918,000 in 2002 compared to $7,859,000 last year, an increase of $59,000, or 1%. In fiscal 2001 charges of $952,000 relating to the bankruptcy of a major customer and the cost of a 20% workforce reduction were included in selling, research and administrative expenses. Before these charges in fiscal 2001, selling, research and administrative expenses amounted to $6,907,000. In fiscal 2002 the Company incurred additional consultancy costs of $543,000 principally due to accelerated new product engineering and new computer systems. Foreign currency fluctuations resulted in a $150,000 increase in reported expense. In fiscal 2002 the Company incurred an additional expense of $209,000 relating to its UK pension plan. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses                          $'000
Reported expense in fiscal 2002                                        7,918
Reported expense in 2001                                               7,859
------------------------------------------------------------------------------
Increase in expense                                                       59
------------------------------------------------------------------------------
Increase (decrease) due to:
  Charges in fiscal 2001 for customer bankruptcy and
    workforce reduction                                                 (952)
  Additional consultancy costs in fiscal 2002                            543
  Effect of exchange rate changes                                        150
  Additional pension expense in the UK                                   209
------------------------------------------------------------------------------
  Other increases in operating expense (net),                            109
------------------------------------------------------------------------------
Total increase in selling research and administrative
  expenses in fiscal 2002                                                 59
------------------------------------------------------------------------------

Operating income in fiscal 2002 was $45,000 compared to $1,652,000 in fiscal 2001, a decrease of $1,607,000. This decrease was mainly due to lower volumes which decreased income by approximately $2,750,000, the decrease in income in 2002 of $543,000 due to additional consultancy expense which was partially offset by the net impact of charges of $1,695,000 in fiscal 2001. Operating income was 0.2% of sales in 2002 compared to 6.1% of sales in the prior year.

Interest expense in fiscal 2002 was $39,000 compared to $13,000 in the prior year due to increased short-term borrowing in Europe. Interest income was $9,000 compared to $26,000 in the prior year due to lower cash balances. Other income, mainly due to foreign currency gains, was $73,000 compared to $49,000 in the previous year.

Income before income taxes was $88,000 in fiscal 2002, a decrease of $1,626,000 compared to last year. Income taxes were 35.2% of pre-tax income compared to 35.8% in fiscal 2001. The decrease in the average tax rate was mainly due to higher foreign tax credits in fiscal 2002. Net income was $57,000, or $.02 per share, both basic and diluted. In fiscal 2001 net income was $1,101,000, or $.35 per share, both basic and diluted. Net income per share decreased by $.33 per share compared to last year.

2001 compared to 2000

In fiscal 2001 sales were $27,002,000, a decrease of $3,358,000, or 11%, compared to fiscal 2000. The strength of the dollar compared to the Euro and the British Pound, accounted for a $1,000,000, or 3%, decrease in reported sales. Shipment volumes decreased by 8% compared to the prior year. This was principally due to a 38% decrease in shipments to the aerial lift market, partially offset by strong growth in the mining market.

Sales in the controls business segment decreased by $3,510,000, or 12%. US controls sales were $12,132,000, a decrease of 5% compared to fiscal 2000. Foreign controls sales were $12,704,000 compared to $15,631,000 in the prior year, a decrease of 19%. Foreign currency fluctuations, compared with the US dollar, accounted for 5% of this decrease and the remaining 14% decrease was due to lower volumes. These lower volumes were principally due to declines in shipments to the European aerial lift market and the counterbalance sector of the fork lift truck market. Sales in the capacitor business were $2,166,000, an increase of $152,000, or 8%, compared to fiscal 2000. This was principally due to higher volumes in the railway signaling and audio capacitor markets.

In fiscal 2001 the Company recorded three non-recurring charges, as follows:-

- In June 2001 UpRight, Inc., a manufacturer of aerial lifts that was a significant customer of the Company, filed for protection under Chapter 11 of the bankruptcy code. The Company recorded a charge of $855,000, equivalent to $.18 per share, to cover the outstanding receivable from UpRight of $562,000 and an estimated write-down of inventory unique to this customer of $293,000. Shipments to UpRight, Inc. accounted for 5% of total revenues in fiscal 2001 compared to 6% in fiscal 2000.

- The Company incurred a charge of $390,000 relating to a 20% reduction in its world-wide workforce in the second quarter of fiscal 2001.

- In the quarter ended December 2000 there was a technical problem with a product line which impacted one major fork lift truck customer. This resulted in the Company incurring a charge for product rectification costs of $450,000.

In total the impact of the above charges in fiscal 2001 was $1,695,000, which was equivalent to $.35 per share. A comparison of results before and after these charges is set out at the start of this Results of Operations discussion and analysis.

Gross profit in fiscal 2001 was $9,511,000, or 35.2% of sales, after the $293,000 charge relating to the write-down of inventory relating to UpRight and the $450,000 charge relating to product rectification costs. Prior to these charges, which total $743,000, gross profit was $10,254,000, or 38.0% of sales, compared to $11,933,000, or 39.3% of sales in the prior year. The decrease in gross profit percentage was mainly due to difficult material supply conditions, caused by a world-wide shortage of electronic components, start-up costs associated with the Company's outsourcing program and lower labor efficiency during the period of workforce reduction.

Selling, research and administrative expenses were $7,859,000 in fiscal 2001, including $562,000 relating to the increase in reserves for the UpRight account receivable and $390,000 for the costs relating to workforce reductions. Prior to these charges of $952,000, operating expenses were $6,907,000, a decrease of $918,000, or 12%, compared to fiscal 2000. This decrease was due to both foreign currency fluctuations and the savings resulting from the workforce reduction.

During fiscal 2001 there was significant progress in outsourcing non-core activities with a consequent reduction in the number of employees and operating expenses.

Operating income for fiscal 2001 was $1,652,000. Charges totaling $1,695,000 impacting operating income included $855,000 relating to UpRight, $390,000 for workforce reductions and $450,000 for product rectification. All of these charges impacted the controller business segment. Prior to these charges operating income was $3,347,000, or 12.4% of sales, compared to $4,108,000, or 13.5% of sales, in the prior year. This decrease in operating income was principally due to lower volumes, partially offset by the savings in operating expenses arising from the workforce reductions. Operating income in the capacitor business segment was $442,000 compared to $463,000 in the prior year. This decrease was principally due to foreign currency fluctuations. In the controller business segment, and before the charges mentioned above which totaled $1,695,000, operating income was $3,139,000. This was a decrease of 19% compared to the prior year when operating income for the controls segment was $3,862,000. This decrease in operating income, after the impact of charges, was principally due to lower volumes. Income before income taxes was $1,714,000 compared to $4,196,000 in the same period in fiscal 2000 year.

Income taxes were 35.8% of pre-tax income in fiscal 2001 compared to 33.1% in fiscal 2000. The increase in the average tax rate was mainly due to a lower proportion of the Company's fiscal 2001 profits that were earned in lower tax rate foreign operations.

Net income was $1,101,000, or $.35 per share, compared to $2,805,000, or $.90 per share, in fiscal 2000. The charges in fiscal 2001 reduced net income by $1,102,000, or $.35 per share. Prior to these charges net income would have been $2,203,000, or $.70 per share, a decrease of 21% compared to the prior year.

B) Liquidity and Capital Resources

The Company's cash flow from operating activities for fiscal 2002 was $1,407,000 compared to $1,476,000 last year. Acquisitions of property, plant and equipment amounted to $287,000 compared to $431,000 in fiscal 2001. Quarterly dividend payments were reduced twice during fiscal 2002, from $.18 per share to $.09 per share in the first quarter and then to $.03 per share in the fourth quarter. In fiscal 2002 dividend payments amounted to $1,401,000 compared to $2,240,000 in 2001. Exchange rate changes increased cash by $147,000 in fiscal 2002 compared to a decrease of $77,000 last year. In fiscal 2002 cash balances decreased by $117,000. The main working capital changes in fiscal 2002 which totaled $930,000 were a decrease in receivables of $1,207,000 due to lower shipments, and decreased inventories of $705,000, mainly due to both lower volumes and working down some of the unique inventory that increased last year due to the bankruptcy of UpRight. Accounts payable decreased by $1,205,000, mainly due to lower volumes and inventory reductions.

The Company has no long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $1,730,000 and in France of $325,000. These facilities were unused at September 30, 2002 and September 30, 2001. During fiscal 2002 the peak borrowing under these facilities was $900,000 and the average level of borrowing was $260,000. The UK overdraft facilities are secured by all of the Company's assets in the UK and are due for renewal in September 2003 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2003 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 20, 2002 the Company's cash balances were $695,000 and there was no short-term or long-term debt. The Company does not have any off balance sheet financing. The Company has, since January 1990, maintained a program of regular cash dividends, which amounted to $94,000 per quarter in the last quarter of fiscal 2002. During fiscal 2002 the Company reduced its quarterly cash dividends from $.18 per share to $.03 per share, in response to lower earnings and cash balances. In the opinion of management, the Company's requirements for working capital to meet future business growth can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe, which amounted to $2,055,000 at September 30, 2002. The Company's capital expenditures are not expected, on average over a two to three year period, to exceed the depreciation charge which over the last three fiscal years averaged $534,000. There were no significant capital expenditure commitments at September 30, 2002. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are sensitive to a number of market factors any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 5 to the Company's Consolidated Financial Statements included under Item 8.

Foreign currency risk

The Company manufactures products principally in the United Kingdom and sells products world-wide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates. In addition, the translation of the sales and income of foreign subsidiaries into US dollars is also subject to fluctuations in foreign currency exchange rates. The Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are contained in Note (1) H to the Company's consolidated financial statements included under Item 8. Because the difference between the spot and hedged foreign exchange rate at September 30, 2002 was less than 1%, and amounted to $4,000, the risk of default by counterparties is not material to the Company.

Materials and subcontractors:

The Company relies on certain suppliers and subcontractors for all of its requirements for certain components, subassemblies and finished products. In the event that such suppliers and subcontractors are unable or unwilling to continue supplying the Company there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

Buildings and Insurance

In the controller business the majority of product is produced in a single plant in England. The capacitor businesses is located in a single plant in the Wales. In the event that either of these plants was to be damaged or destroyed there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at September 30, 2002 the risk arising from changes in interest rates was not material.

Litigation Risk

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a fork lift truck customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense both for providing new value to the customer subsequent to the alleged preference payments and that the payments received were in the ordinary course of business. The Company believes that its reserves for doubtful accounts are adequate to cover its estimated exposure to this customer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2002 and 2001                         (in thousands of dollars)
------------------------------------------------------------------------------
ASSETS                                                         2002     2001
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                 $   695  $   812
  Receivables, net of allowances for doubtful accounts
    of $356,000 in 2002 and $809,000 in 2001                  3,938    5,145
  Inventories                                                 4,137    4,842
  Prepaid expenses and other current assets                     539      658
------------------------------------------------------------------------------
Total current assets                                          9,309   11,457
------------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                          22       21
  Buildings and improvements                                  1,950    1,827
  Equipment                                                   5,941    5,353
------------------------------------------------------------------------------
                                                              7,913    7,201
    Less: accumulated depreciation and amortization           5,136    4,343
------------------------------------------------------------------------------
Net property, plant and equipment                             2,777    2,858
------------------------------------------------------------------------------
Goodwill                                                      1,435    1,435
------------------------------------------------------------------------------
Total assets                                                $13,521  $15,750

------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                         $ 1,406  $ 2,611
   Dividend payable                                              94      560
   Accrued compensation and related costs                       720      565
   Other accrued expenses                                     1,595    1,507
   Accrued and deferred taxes on income                         160      438
------------------------------------------------------------------------------
Total current liabilities                                     3,975    5,681
------------------------------------------------------------------------------
Deferred taxes on income                                         93      110
------------------------------------------------------------------------------
Commitments and contingencies (note 5)
------------------------------------------------------------------------------

Stockholders' investment
  Preferred stock, par value $.10 per share - authorized
    1,000,000 shares; outstanding  none                          -        -
  Common stock, par value $.10 per share - authorized
    8,000,000 shares; outstanding 3,125,051 shares in 2002
    and 3,114,820 shares in 2001                                313      311
  Treasury stock, none in 2002 and 5,200 shares in 2001,
    at cost                                                       -      (49)
  Premium paid in on common stock                             4,047    3,925
  Retained earnings                                           6,189    7,237
  Cumulative other comprehensive income (loss)               (1,096)  (1,465)
------------------------------------------------------------------------------
Total stockholders' investment                                9,453    9,959
------------------------------------------------------------------------------
Total liabilities and stockholders' investment              $13,521  $15,750
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2002, 2001 and 2000 (in thousands except per share data)
------------------------------------------------------------------------------
                                                       2002     2001     2000
------------------------------------------------------------------------------
Net sales                                           $21,872  $27,002  $30,360
Costs and expenses:
   Cost of sales                                     13,909   17,491   18,427
   Selling, research and administrative               7,918    7,859    7,825
------------------------------------------------------------------------------
                                                     21,827   25,350   26,252
------------------------------------------------------------------------------
Operating income                                         45    1,652    4,108
Interest expense                                        (39)     (13)      (1)
Interest income                                           9       26       71
Other income, net                                        73       49       18
------------------------------------------------------------------------------
Income before income taxes                               88    1,714    4,196
Income taxes                                            (31)    (613)  (1,391)
------------------------------------------------------------------------------
Net income                                          $    57  $ 1,101  $ 2,805
------------------------------------------------------------------------------
Basic income per share                              $   .02  $   .35  $   .90
------------------------------------------------------------------------------
Diluted income per share                            $   .02  $   .35  $   .90
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries


For the Years ended September 30, 2002, 2001 and 2000 (in thousands of dollars)
------------------------------------------------------------------------------
                                                       2002     2001     2000
------------------------------------------------------------------------------
Net income                                          $    57  $ 1,101  $ 2,805
Foreign currency translation adjustment                 473      (41)    (895)
Changes in fair market value of cash flow hedges       (104)     (85)     192
------------------------------------------------------------------------------
Comprehensive income                                $   426  $   975  $ 2,102
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2000, 2001 and 2002  (in thousands of dollars)
------------------------------------------------------------------------------
                                  Premium
                                     paid             Cumulative       Total
                                    in on                  other      stock-
                  Common Treasury  common Retained comprehensive     holders'
                   stock    stock   stock earnings  income (loss) investment
------------------------------------------------------------------------------
Balance September
  30, 1999       $   312   $    - $ 3,924  $ 7,811        $ (636)    $11,411
Net income             -        -       -    2,805             -       2,805
Dividends ($.72
  per share)           -        -       -   (2,243)            -      (2,243)
Currency translation
  adjustment           -        -       -        -          (895)       (895)
Change in fair market
  value of cash flow
  hedge                -        -       -        -           192         192
Cancellation of
  unclaimed shares    (1)       -       1        2             -           2
------------------------------------------------------------------------------
Balance September
  30, 2000           311        -   3,925    8,375        (1,339)     11,272
Net income             -        -       -    1,101             -       1,101
Dividends ($.72 per
  share)               -        -       -   (2,239)            -      (2,239)
Purchase of treasury
  stock                -      (49)      -        -             -         (49)
Currency translation
  adjustment           -        -       -        -           (41)        (41)
Change in fair market
  value of cash flow
  hedge                -        -       -        -           (85)        (85)
------------------------------------------------------------------------------
Balance September
  30, 2001           311      (49)  3,925    7,237        (1,465)      9,959
Net income             -        -       -       57             -          57
Dividends ($.30 per
  share)               -        -       -     (935)            -        (935)
Currency translation
  adjustment           -        -       -        -           473         473
Exercise of stock
  options              2       49     136     (170)            -          17
Tax effect of exercise
  of stock options     -        -     (14)       -             -         (14)
Change in fair market
  value of cash flow
  hedge                -        -       -        -          (104)       (104)
------------------------------------------------------------------------------
Balance September
  30, 2002       $   313   $    - $ 4,047  $ 6,189       $(1,096)    $ 9,453
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2002, 2001 and 2000 (in thousands of dollars)

------------------------------------------------------------------------------
                                                       2002     2001     2000
------------------------------------------------------------------------------
Cash flow from operating activities:
Net income                                          $    57  $ 1,101  $ 2,805
Adjustments to reconcile net income to net cash
  from operating activities:
   Depreciation and amortization                        544      518      541
   Deferred tax provision / benefit                    (124)     (25)      (3)
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
      Receivables                                     1,207      987   (1,040)
      Inventories                                       705   (1,158)     528
      Prepaid expenses and other current assets         122      173     (357)
      Accounts payable                               (1,205)     226     (265)
      Accrued compensation and expenses                 243     (275)    (603)
      Accrued and deferred taxes on income             (142)     (71)     101
------------------------------------------------------------------------------
Net cash generated from operating activities          1,407    1,476    1,707
------------------------------------------------------------------------------
Cash flow (used by) generated from investing activities:
   Acquisition of property, plant and equipment        (287)    (431)    (678)
   Acquisition and disposal of short-term investments     -      591     (591)
------------------------------------------------------------------------------
Net cash (used by) generated from investing activities (287)     160   (1,269)
------------------------------------------------------------------------------
Cash flow used by financing activities:
   Purchase of common stock                            (170)     (49)       -
   Exercise of stock options                            187        -        -
   Dividends paid                                    (1,401)  (2,240)  (2,243)
------------------------------------------------------------------------------
   Net cash used by financing activities             (1,384)  (2,289)  (2,243)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash                 147      (77)    (328)
------------------------------------------------------------------------------
Net  decrease in cash                                  (117)    (730)  (2,133)
Beginning balance - cash and cash equivalents           812    1,542    3,675
------------------------------------------------------------------------------
Ending balance - cash and cash equivalents          $   695  $   812  $ 1,542
------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                       $   238  $   590  $ 1,530
   Cash paid for interest                           $    39  $    13  $     1
------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
   Dividend declared                                $    94  $   560  $   561
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tech/Ops Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SA and Sevcon Asia Limited. All material intercompany transactions have been eliminated. Certain prior year income statement amounts have been restated to conform to the current classification of expenses.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company's only post shipment obligation relates to warranty in the normal course of business for which adequate ongoing reserves are maintained.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $1,971,000 in 2002, $1,778,000 in 2001 and $1,946,000 in 2000. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 9.0% of sales in 2002 compared to 6.6% in 2001 and 6.4% in 2000.

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

F. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and are comprised of:

------------------------------------------------------------------------------
                                                    (in thousands of dollars)
------------------------------------------------------------------------------
                                             2002                       2001
------------------------------------------------------------------------------
     Raw materials                        $ 2,096                    $ 2,508
     Work-in-process                          594                      1,194
     Finished goods                         1,447                      1,140
------------------------------------------------------------------------------
                                          $ 4,137                    $ 4,842
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

H. Derivative instruments and hedging

The Company accounts for derivative instruments and hedging under SFAS #133 which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. Approximately 41% of the Company's sales are made in US dollars, 23% are made in British pounds and 36% are made in Euros. Over 80% of the Company's cost of sales is incurred in British pounds. This results in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of US dollar, the British pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational (cash-flow hedges) and balance sheet (fair value hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2002, the Company had effectively hedged approximately 5% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2002 and 2001. The information is provided in US dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:

----------------------------------------------------------------------------
                               (in thousands, except average contract rates)
----------------------------------------------------------------------------
                                                  Notional           Average
                                                    Amount     Contract Rate
----------------------------------------------------------------------------
    At September 30, 2002:
    Sell US Dollars for British Pounds             $   550        $1.56 = 1BPS
----------------------------------------------------------------------------
    Total                                          $   550
----------------------------------------------------------------------------
    Estimated fair value *                         $     4
----------------------------------------------------------------------------
    Amount recorded as other comprehensive income  $  (104)
----------------------------------------------------------------------------

    At September 30, 2001:
    Sell Euros for British Pounds                  $ 1,958    EURO 1.59 = 1BPS
    Sell US Dollars for British Pounds             $ 2,710        $1.41 =1BPS
----------------------------------------------------------------------------
    Total                                          $ 4,668
----------------------------------------------------------------------------
    Estimated fair value *                         $   125
----------------------------------------------------------------------------
    Amount recorded as other comprehensive income  $  (85)
----------------------------------------------------------------------------

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

J. Earnings per share

Basic and diluted net income per common share for the three years ended September 30, 2002 are calculated as follows:

----------------------------------------------------------------------------
                                        (in thousands except per share data)
----------------------------------------------------------------------------
                                                     2002     2001     2000
----------------------------------------------------------------------------
Net income                                        $    57  $ 1,101  $ 2,805
Weighted average shares outstanding                 3,117    3,110    3,115
Basic income per share                            $   .02  $   .35  $   .90
----------------------------------------------------------------------------
Options outstanding - common stock equivalents          7       16       18
Average common and common equivalent shares
  outstanding                                       3,124    3,126    3,133
Diluted income per share                          $   .02  $   .35  $   .90
----------------------------------------------------------------------------

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

L. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2002, approximates fair value due to the short-term nature of these instruments.

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

In June 2001, the FASB issued SFAS #142, Goodwill and Other Intangible
Assets, which establishes new accounting and reporting standards for goodwill. Under SFAS #142 goodwill is no longer amortized however companies are required to assess the impairment of the goodwill at least annually based on a fair-value analysis. The Company previously did not amortize its goodwill since it relates to acquisitions initiated prior to November 1, 1970. The Company adopted SFAS #142 effective October 1, 2001. The adoption of SFAS #142 did not have a material impact on the Company's financial condition or results of operations.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

In connection with the exercise of employee stock options, the Company repurchased the following number of mature shares from employees 2000 - 0; 2001 - 0; 2002 -18,569.

In fiscal 2001 the Company purchased 5,200 shares of its common stock for treasury stock at a total cost of $49,000. No such shares were purchased in fiscal years 2002 or 2000. These shares were issued to satisfy options exercised by employees in fiscal 2002.

(3) STOCK-BASED COMPENSATION PLANS

There were 39,500 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 2002. Options for 10,000 shares were granted in November 2001. Options for 34,000 shares were exercised in fiscal 2002 and in connection with the exercise of these options the Company repurchased 18,569 mature shares from employees resulting in a net increase in issued shares of 15,431. No options were granted or exercised in fiscal 2001.

Recipients of grants or options must execute a standard form of noncompetition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of Stock Appreciation Rights (SARs), either separately, or in relation to options granted, and for the grant of bonus shares. No SARs or bonus shares have been granted.

In January 1998 the stockholders approved the 1998 Directors Option Plan reserving 50,000 shares for issue under the plan. Options for a total of 25,000 shares granted to 5 directors in 1998 are outstanding.

SFAS #123 Accounting for Stock-Based Compensation defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 Accounting for Stock Issued to Employees. The Company has elected to account for its stock based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equaled the following pro forma amounts:

----------------------------------------------------------------------------
                             (in thousands of dollars except per share data)
----------------------------------------------------------------------------
                                                     2002     2001     2000
----------------------------------------------------------------------------
Net income                    As reported         $    57  $ 1,101  $ 2,805
                              Pro forma                 4    1,037    2,741

Basic net income per share    As reported         $   .02  $   .35  $   .90
                              Pro forma           $   .00  $   .33  $   .88

Diluted net income per share  As reported         $   .02  $   .35  $   .90
                              Pro forma           $   .00  $   .33  $   .87
----------------------------------------------------------------------------

The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

Option transactions under the plans for the three years ended September 30, 2002 were as follows:

----------------------------------------------------------------------------
                                          Shares under     Weighted average
                                             option         exercise price
----------------------------------------------------------------------------
Outstanding at September 30, 1999           119,000             $11.61
Granted in 2000                              58,500              10.86
Cancelled in 2000                            (7,000)             13.96
----------------------------------------------------------------------------
Outstanding at September 30, 2000           170,500              11.25
Cancelled in 2001                           (27,000)             11.53
----------------------------------------------------------------------------
Outstanding at September 30, 2001           143,500              11.20
Granted in 2002                              10,000               9.60
Cancelled in 2002                            (5,000)             13.97
Exercised in 2002                           (34,000)              4.97
----------------------------------------------------------------------------
Outstanding at September 30, 2002           114,500             $12.79
----------------------------------------------------------------------------
Exercisable at September 30, 2002            40,400             $13.36
----------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2002: risk-free interest rate of 6%; expected dividend yield of 1.25%; expected life of 7 years; expected volatility of 48%.

Details of options outstanding at September 30, 2002 were as follows:

----------------------------------------------------------------------------
                               Shares                Weighted average
Price range                 under option        remaining contractual life
----------------------------------------------------------------------------
$ 9.60  - $14.40               89,500                    6 years
$ 14.41 - $21.62               25,000                    5 years
----------------------------------------------------------------------------
                              114,500                    6 years
----------------------------------------------------------------------------

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

----------------------------------------------------------------------------
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                     2002     2001     2000
----------------------------------------------------------------------------
Domestic                                          $   215  $   815  $ 1,039
Foreign                                              (127)     899    3,157
----------------------------------------------------------------------------
                                                  $    88  $ 1,714  $ 4,196
----------------------------------------------------------------------------

The components of the provision / (benefit) for income taxes for the years ended September 30, 2002, 2001 and 2000 are as follows:

----------------------------------------------------------------------------
                                                  (in thousands of dollars)
----------------------------------------------------------------------------
                                                           2002
----------------------------------------------------------------------------
                                             Current     Deferred     Total
----------------------------------------------------------------------------
Federal                                      $    80      $  (31)   $    49
State                                             35          (6)        29
Foreign                                           40         (87)       (47)
----------------------------------------------------------------------------
                                             $   155      $ (124)   $    31
----------------------------------------------------------------------------
                                                           2001
----------------------------------------------------------------------------
                                             Current     Deferred     Total
----------------------------------------------------------------------------
Federal                                      $   250      $    -    $   250
State                                             72           -         72
Foreign                                          310         (19)       291
----------------------------------------------------------------------------
                                             $   632      $  (19)   $   613
----------------------------------------------------------------------------
                                                           2000
----------------------------------------------------------------------------
                                             Current     Deferred     Total
----------------------------------------------------------------------------
Federal                                      $   329      $  (35)   $   294
State                                             96          (6)        90
Foreign                                          988          19      1,007
----------------------------------------------------------------------------
                                             $ 1,413      $  (22)   $ 1,391
----------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      2002     2001     2000
-----------------------------------------------------------------------------
Statutory Federal income tax rate                      34%      34%      34%
Computed tax provision at statutory rate           $    30  $   583  $ 1,427
Increases (decreases) resulting from:
   Foreign tax rate differentials                        5      (25)     (92)
   State taxes net of federal tax benefit               19       48       59
   Foreign tax credits and other                       (23)       7       (3)
-----------------------------------------------------------------------------
Income tax provision in the Statement of Income    $    31  $   613  $ 1,391
-----------------------------------------------------------------------------

Deferred income taxes result from temporary differences in reporting transactions for financial reporting and tax purposes. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2002 and 2001 are as follows:

-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                          2002
-----------------------------------------------------------------------------
                                           Domestic     Foreign      Foreign
                                            current     current    long-term
-----------------------------------------------------------------------------
Assets:
   Pension accruals                         $   222     $     8      $     -
   Inventory basis differences                  114          28            -
   Warranty reserves                             62           -            -
   Other (net)                                   93          18            -
-----------------------------------------------------------------------------
                                                491          54            -
Liabilities:
   Property basis differences                     -           -          (93)
-----------------------------------------------------------------------------
Net asset (liability)                           491          54          (93)
Valuation allowance                            (220)          -            -
-----------------------------------------------------------------------------
Net deferred tax asset (liability)          $   271     $    54       $  (93)
-----------------------------------------------------------------------------
              2001
-----------------------------------------------------------------------------
                                         Domestic      Foreign       Foreign
                                          current      current     long-term
-----------------------------------------------------------------------------
Assets:
   Pension accruals                       $   226      $     -       $     -
   Inventory basis differences                 36           46             -
   Warranty reserves                          112            -             -
   Other (net)                                 62           16             -
-----------------------------------------------------------------------------
                                              436           62             -
Liabilities:
   Prepaid pension                              -          (60)            -
   Property basis differences                   -            -          (110)
-----------------------------------------------------------------------------
Net asset (liability)                         436            2          (110)
Valuation allowance                          (220)           -             -
-----------------------------------------------------------------------------
Net deferred tax asset (liability)        $   216      $     2       $  (110)
-----------------------------------------------------------------------------

The valuation allowance is provided when it is probable that some portion of the deferred tax asset will not be realized.

(5) COMMITMENTS AND CONTINGENCIES

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a fork lift truck customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense both for providing new value to the customer subsequent to the alleged preference payments and that the payments received were in the ordinary course of business. The Company believes that its reserves for doubtful accounts are adequate to cover its estimated exposure to this customer.

Tech/Ops Sevcon is involved in various other legal proceedings but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2002 was $192,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2003 - $144,000; 2004 - $65,000; 2005 - $62,000;
2006 - $56,000; 2007 - $56,000 and $1,294,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $178,000 in 2002, $177,000 in 2001, and $195,000 in 2000.

The UK subsidiaries of the Company have given to a bank a security interest in all of their assets as security for overdraft facilities of $1,730,000.

(6) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon.

-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                               2002     2001
-----------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                     $ 8,951  $ 7,470
Effect of benefit remeasurement                                   -    1,313
Service cost                                                    394      438
Interest cost                                                   667      632
Plan participants contributions                                 171      144
Actuarial (gain) loss                                           396      (36)
Benefits paid                                                  (190)    (485)
Curtailment gain                                                  -     (168)
Settlement                                                        -     (353)
Foreign currency exchange rate changes                          621       (4)
-----------------------------------------------------------------------------
Benefit obligation at end of year                            11,010    8,951
-----------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                7,024    7,582
Return on plan assets (a)                                     1,770     (202)
Employer contributions                                          491      378
Plan participants contributions                                 171      144
Settlement                                                        -     (348)
Benefits paid                                                  (190)    (484)
Foreign currency exchange rate changes                          562      (46)
-----------------------------------------------------------------------------
Fair value of plan assets at end of year                      9,828    7,024
-----------------------------------------------------------------------------
Funded status                                                (1,182)  (1,927)
Unrecognized transition obligation (asset)                       (8)     (44)
Unrecognized prior service cost                                 669        -
Unrecognized net actuarial (gain) loss                          136    2,198
-----------------------------------------------------------------------------
Prepaid (accrued) benefit cost                              $  (385)  $   227
-----------------------------------------------------------------------------

(a) Return on plan assets includes an adjustment for changes in fair value related to prior years and an increase from the conversion of the UK plan from a conventional with profits policy to a unitized with profits policy.

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.

-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      2002     2001     2000
-----------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service cost                                     $   394  $   437  $   476
  Interest cost                                        667      632      530
  Expected return on plan assets                      (563)    (576)    (597)
  Amortization of transition obligation                (35)     (53)     (46)
  Amortization of prior service cost                    44        -        -
  Recognized net actuarial gain (loss)                  17       18      (11)
-----------------------------------------------------------------------------
  Net periodic benefit cost (b)                    $   524  $   458  $   352
-----------------------------------------------------------------------------
  Net cost of defined contribution plans           $    24  $    24  $    26
-----------------------------------------------------------------------------

(b) Pension expense in the accompanying statement of income for 2002 includes the net periodic benefit cost plus an additional expense of $209,000 related to the UK pension plan.

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities (primarily insurance contracts in the UK), cash and other short-term investments. The average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.75%, respectively, and the expected long-term rate of return on assets was 8.0% in 2002, 2001 and 2000.

(7) SEGMENT INFORMATION

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

The accounting policies of the segments are the same as those described in note 1. Intersegment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      2002
-----------------------------------------------------------------------------
                                 Controls   Capacitors   Corporate     Total
-----------------------------------------------------------------------------
Sales to external customers       $20,100      $ 1,772     $     -   $21,872
Inter-segment revenues                  -          662           -       662
Operating income                       79          199        (233)       45
Depreciation and amortization         457           87           -       544
Identifiable assets                11,789        1,406         326    13,521
Capital expenditures                  279            8           -       287
-----------------------------------------------------------------------------
                                                      2001
-----------------------------------------------------------------------------
                                 Controls   Capacitors   Corporate     Total
-----------------------------------------------------------------------------
Sales to external customers       $24,836      $ 2,166     $     -   $27,002
Inter-segment revenues                  -          342           -       342
Operating income                    1,444          442        (234)    1,652
Depreciation and amortization         433           85           -       518
Identifiable assets                14,067        1,284         399    15,750
Capital expenditures                  323          108           -       431
-----------------------------------------------------------------------------
                                                      2000
-----------------------------------------------------------------------------
                                 Controls   Capacitors   Corporate     Total
-----------------------------------------------------------------------------
Sales to external customers       $28,346      $ 2,014     $     -   $30,360
Inter-segment revenues                  -          341           -       341
Operating income                    3,862          463        (217)    4,108
Depreciation and amortization         451           90           -       541
Identifiable assets                15,053        1,356         800    17,209
Capital expenditures                  647           31           -       678
-----------------------------------------------------------------------------

The Company has businesses located in the United States, the United Kingdom, France and Korea. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
-----------------------------------------------------------------------------
                                                      2002     2001     2000
-----------------------------------------------------------------------------
Sales:-
US sales                                           $ 9,054  $12,132  $12,715
Foreign sales:
  United Kingdom                                     9,560   10,950   13,202
  France                                             3,252    3,910    4,443
  Korea                                                  6       10        -
-----------------------------------------------------------------------------
Total Foreign                                       12,818   14,870   17,645
-----------------------------------------------------------------------------
Total sales                                        $21,872  $27,002  $30,360
-----------------------------------------------------------------------------
Long-lived assets:
  USA                                              $ 1,514  $ 1,563  $ 1,586
  United Kingdom                                     2,624    2,623    2,733
  France                                                68       94       90
  Korea                                                  6       13       20
-----------------------------------------------------------------------------
Total                                              $ 4,212  $ 4,293  $ 4,429
-----------------------------------------------------------------------------

The business located in the United States services customers in North and South America. The business located in France services customers in France, Spain, Portugal, Belgium and North Africa. The business located in Korea supports customers in Asia, however, sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East.

In fiscal 2002 Tech/Ops Sevcon's largest customer accounted for 11% of sales and for 9% of receivables. In 2001 the largest customer accounted for 15% of sales and 12% of receivables. In 2000 the largest and second largest customers accounted for 12% and 11% of sales and 10% and 15% of receivables respectively.

(8) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 2002 and 2001 is set out below: (in thousands except per share data)

-----------------------------------------------------------------------------
                                First    Second     Third    Fourth    Total
                              Quarter   Quarter   Quarter   Quarter     Year
-----------------------------------------------------------------------------
2002 Quarters
-----------------------------------------------------------------------------
Net sales                     $ 5,402   $ 5,575   $ 5,355   $ 5,540  $21,872
Gross profit                    1,981     2,147     1,935     1,900    7,963
Operating income *                 92       301       (18)     (330)      45
Net income                         51       192        19      (205)      57
-----------------------------------------------------------------------------
Basic income per share        $   .02   $   .06   $   .01   $  (.07) $   .02
-----------------------------------------------------------------------------
Diluted income per share      $   .02   $   .06   $   .01   $  (.07) $   .02
-----------------------------------------------------------------------------
2001 Quarters
-----------------------------------------------------------------------------
Net sales                     $ 5,768   $ 7,658   $ 7,680   $ 5,896  $27,002
Gross profit                    1,493     3,026     2,880     2,112    9,511
Operating income                 (523)      885       656       634    1,652
Net income                       (310)      575       408       428    1,101
-----------------------------------------------------------------------------
Basic income per share        $  (.10)  $   .18   $   .13   $   .14  $   .35
-----------------------------------------------------------------------------
Diluted income per share      $  (.10)  $   .18   $   .13   $   .14  $   .35
-----------------------------------------------------------------------------

* Includes additional pension expense in the fourth quarter of fiscal 2002 of $209,000 related to the UK pension plan.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.

We have audited the accompanying consolidated balance sheet of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2001 and the related consolidated statements of income, comprehensive income, stockholders' investment, and cash flows for each of the years in the two-year period ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated November 6, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2002 and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial data in this schedule as of and for the year ended September 30, 2002 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Boston, Massachusetts
November 13, 2002

THE FOLLOWING REPORT OF AUTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON NOVEMBER 6, 2001. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 6, 2001

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company dismissed Arthur Andersen LLP (Andersen) as its independent accountants on May 30, 2002. The Company's Audit Committee and Board of Directors approved this action.

Andersen's reports on financial statements of the Company for each of the years ended September 30, 2001 and September 30, 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two years ended September 30, 2001 and the interim period between September 30, 2001 and May 30, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the years ended September 30, 2000 and September 30, 2001 and the interim period between September 30, 2001 and May 30, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has been unable, after reasonable efforts, to have Arthur Andersen review and respond to the above disclosure; however, Arthur Andersen provided a letter dated June 5, 2002 stating that it was in agreement with the disclosure included in the paragraphs of Item 4 of the Form 8-K, which disclosure is the same as the disclosure in paragraphs 2, 3 and 4 of the response to this Item 9.

On June 26, 2002, the Company engaged Grant Thornton LLP as its new independent accountant. The Company's Audit Committee and Board of Directors approved this action.

During the years ended September 30, 2000 and September 30, 2001 and the interim period between September 30, 2001 and June 26, 2002, the Company did not consult with Grant Thornton LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

Part  III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption Executive Officers of the Registrant in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the caption Election of Directors in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions Election of Directors - Director Compensation,Executive
Compensation,Compensation Committee Report and Performance Graph in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the information under the captions Beneficial Ownership of Common Stock and Election of Directors in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

The following table sets out the status of Securities authorized for issuance under equity compensation plans at September 30, 2002.

------------------------------------------------------------------------------
Plan Category                 Number of      Weighted-         Number of
                           securities to be   average          securities
                             issued upon      exercise         remaining
                             exercise of      price of    available for future
                             outstanding     outstanding     issuance under
                           options warrants   options,           equity
                              and rights      warrants        compensation
                                             and rights     plans (excluding
                                                               securities
                                                               reflected
                                                             in column (a)
------------------------------------------------------------------------------
                                 (a)             (b)                (c)
------------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders:
   1996 Equity Incentive
    Plan                       89,500          $12.13             39,500
   1998 Director Stock
    Option Plan                25,000          $15.19             25,000
------------------------------------------------------------------------------
  Sub Total                   114,500          $12.79             64,500
------------------------------------------------------------------------------
Equity compensation plans
  not approved by security
  holders                         -               -                 -
------------------------------------------------------------------------------
Total                         114,500          $12.79             64,500
------------------------------------------------------------------------------

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption Election of Directors in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders.


PART  IV

ITEM 14 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the Evaluation Date) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, the disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)     Exhibits
         The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

 (b)     Financial statements and schedule
         The financial statements and financial statement schedule listed under Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.

 (c)     Form 8-K
         On July 2, 2002 the Company filed Form 8-K announcing the appointment of Grant Thornton LLP as Independent Public Accountants.

         On August 5, 2002 the Company filed Form 8-K reporting that the Company submitted to the Securities and Exchange Commission the certification by its chief executive and chief financial officers pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company's report on Form 10-Q for the quarter ended June 30, 2002 filed on July 31, 2002

         On September 18, 2002 the Company filed Form 8-K announcing a reduction in the quarterly cash dividend from $.09 per share to $.03 per share.


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

(10)(b)  Form of Option for 1996 Equity Incentive Plan (attached herewith).

*(10)(c) Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(d) Board resolution terminating Directors' Retirement Plan (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).

*(10)(e) Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

*(21)    Subsidiaries of the registrant (incorporated by reference to exhibit
         (21) to Annual Report for the fiscal year ended September 30, 2001).

(23)     Consent of Grant Thornton LLP (attached herewith).
         Consent of Arthur Andersen LLP is not available as they have discontinued operations.

* Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:
Exhibits (10)(a), (10)(b), 10(d) and (10)(e) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TECH/OPS SEVCON, INC.

                             By /s/ Matthew Boyle         December 16, 2002
                             --------------------
                             Matthew Boyle
                             President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                   TITLE                          DATE
------------------------------------------------------------------------------
/s/ Matthew Boyle           President, Chief Executive     December 16, 2002
-----------------           Officer and Director
Matthew Boyle               (Principal Executive Officer)

/s/ Paul A. McPartlin       Vice President, Treasurer      December 16, 2002
---------------------       and Chief Financial Officer
Paul A. McPartlin           (Principal Financial and
                            Accounting Officer)

/s/ Paul B. Rosenberg       Director                       December 16, 2002
---------------------
Paul B. Rosenberg

/s/ Marvin G. Schorr        Director                       December 16, 2002
--------------------
Marvin G. Schorr

/s/ Bernard F. Start        Director                       December 16, 2002
--------------------
Bernard F. Start

/s/ David R. A. Steadman    Director                       December 16, 2002
------------------------
David R. A. Steadman

/s/ C. Vincent Vappi        Director                       December 16, 2002
--------------------
C. Vincent Vappi


CERTIFICATIONS

I, Matthew Boyle, certify that:

1. I have reviewed this annual report on Form 10-K of Tech/Ops Sevcon, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Matthew Boyle
-----------------
Matthew Boyle
President and Chief Executive Officer


I, Paul A McPartlin, certify that:

1. I have reviewed this annual report on Form 10-K of Tech/Ops Sevcon, Inc. ;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Paul A. McPartlin
---------------------
Paul A McPartlin
Vice President, Chief Financial Officer and Treasurer


Schedule II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2002 (in thousands of dollars)
------------------------------------------------------------------------------
                                              Additions
                                    Balance  charged to  Deductions   Balance
                               at beginning       costs        from  at close
                                    of year  & expenses    reserves   of year
------------------------------------------------------------------------------
For the year ended September 30,
  2002:
Allowance for doubtful accounts     $   809     $    77  $  (530)(a)  $   356
------------------------------------------------------------------------------
For the year ended September 30,
  2001:
Allowance for doubtful accounts     $   241     $   607   $  (39)(b)  $   809
------------------------------------------------------------------------------
For the year ended September 30,
  2000:
Allowance for doubtful accounts     $   174     $    80   $  (13)(c)  $   241
------------------------------------------------------------------------------

(a) Write off of uncollectible accounts $537, translation adjustment ($7)
(b) Accounts collected $6, write off of uncollectible accounts $33
(c) Accounts collected $2; translation adjustment $11.


                                                             EXHIBIT (10)(b)

                               FORM OF OPTION

2002 NSO                                          x,xxx Shares

TECH/OPS SEVCON, INC.
1996 EQUITY INCENTIVE PLAN

Nonstatutory Stock Option Certificate
--------------------------------------

Tech/Ops Sevcon, Inc. (the "Company"), a Delaware corporation, hereby grants to the person named below an option (the "Option") to purchase shares of Common Stock, $.10 par value of the Company (the "Common Stock") under and subject to the Company's 1996 Equity Incentive Plan (the "Plan"), a copy of which is attached hereto, exercisable on the following terms and conditions and those set forth on the reverse side of this certificate:

Name of Optionholder:                        Name
Address:                                     Address 1
                                            Address 2
                                            Address 3
                                            Address 4

Social Security No                           xxxxxxxxxxxxxx

Number of Shares:                            x,xxx
Option Price:                                $x.xx per share
Date of Grant:                               Month Day, 2002

Exercisability Schedule:  After Month Day, 2003, as to xxx shares
                          After Month Day, 2004, as to xxx shares
                          After Month Day, 2005, as to xxx shares
                          After Month Day, 2006, as to xxx shares
                          After Month Day, 2007, as to xxx shares
                          After Month Day, 2008, as to xxx shares
                          After Month Day, 2009, as to xxx shares
                          After Month Day, 2010, as to xxx shares
                          After Month Day, 2011, as to xxx shares
                          After Month -2 Day, 2012, as to xxx shares


Expiration Date:          Month Day, 2012

This Option shall not be treated as an Incentive Stock Option under section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

By acceptance of this Option, the Optionholder agrees to the terms and conditions hereof.


TECH/OPS SEVCON, INC.


By:
    -----------------------------------
    President & Chief Executive Officer

TECH/OPS SEVCON, INC. 1996 EQUITY INCENTIVE PLAN

Nonstatutory Stock Option Terms And Conditions

1. Plan Incorporated by Reference. This Option is issued pursuant to the terms of the Plan and may be amended as provided in the Plan. Capitalized terms used and not otherwise defined in this certificate have the meanings given to them in the Plan. This certificate does not set forth all of the terms and conditions of the Plan, which are incorporated herein by reference. The Committee administers the Plan and its determinations regarding the operation of the Plan are final and binding. Copies of the Plan may be obtained upon written request without charge from the Company.

2. Option Price. The price to be paid for each share of Common Stock issued upon exercise of the whole or any part of this Option is the Option Price set forth on the face of this certificate.

3. Exercisability Schedule. This Option may be exercised at any time and from time to time for the number of shares and in accordance with the exercisability schedule set forth on the face of this certificate, but only for the purchase of whole shares. This Option may not be exercised as to any shares after the Expiration Date.

4. Method of Exercise. To exercise this Option, the Optionholder shall deliver written notice of exercise to the Company specifying the number of shares with respect to which the Option is being exercised accompanied by payment of the Option Price for such shares in cash, by certified check or in such other form, including shares of Common Stock of the Company valued at their Fair Market Value on the date of delivery, as the Committee may approve. Promptly following such notice, the Company will deliver to the Optionholder a certificate representing the number of shares with respect to which the Option is being exercised.

5. Recapitalization, Mergers, Etc. As provided in the Plan, in the event of corporate transactions affecting the Company's outstanding Common Stock, the Committee shall equitably adjust the number and kind of shares subject to this Option and the exercise price hereunder or make provision for a cash payment. If such transaction involves a consolidation or merger of the Company with another entity, the sale or exchange of all or substantially all of the assets of the Company or a reorganization or liquidation of the Company, then in lieu of the foregoing, the Committee may upon written notice to the Optionholder provide that this Option shall terminate on a date not less than 20 days after the date of such notice unless theretofore exercised. In connection with such notice, the Committee may in its discretion accelerate or waive any deferred exercise period.

6. Exercise of Option After Termination of Employment. If the Optionholder's status as an employee or consultant of (a) the Company, (b) an Affiliate, or
(c) a corporation (or parent or subsidiary corporation of such corporation) issuing or assuming a stock option in a transaction to which section 424(a) of the Code applies, is terminated for any reason other than by disability (within the meaning of section 22(e)(3) of the Code) or death, the Option-holder may exercise the rights which were available to the Optionholder at the time of such termination only within three months from the date of termination. If such status is terminated as a result of disability, such rights may be exercised within twelve months from the date of termination. Upon the death of the Optionholder, his or her Designated Beneficiary shall have the right, at any time within twelve months after the date of death, to exercise in whole or in part any rights that were available to the Option-holder at the time of death. Notwithstanding the foregoing, no rights under this Option may be exercised after the Expiration Date.

7. Early Termination of Option. In the event that the Company's Board of Directors shall at any time prior to the exercise of this Option in full by the Optionholder (and regardless of whether the Optionholder is then employed by the Company) determine that the Optionholder either before or after termination of employment with the Company (i) has committed an act of misconduct for which the Optionholder could have been discharged for cause by the Company or (ii) has participated or engaged in any business activity determined by the Board to be in any way harmful or prejudicial to the interest of the Company, this Option shall forthwith terminate, and notwithstanding any other provisions hereof, the Optionholder shall not thereafter be entitled to exercise this Option in whole or in part. Any determination made by the Board hereunder shall be conclusive and binding upon both the Company and the Optionholder.

8. Change in Control. This Option shall become exercisable without regard to any deferred exercise period in the event of a change in control of the Company. For this purpose, a change in control of the Company means a change in control of the Company, not previously approved by a resolution of the Company's Board of Directors, that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including in any event the acquisition by any "person" (as such term is used Sections 13(d) and 14(d)(2) of the Exchange Act) of beneficial ownership, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities.

9. Compliance with Securities Laws. It shall be a condition to the Optionholder's right to purchase shares of Common Stock hereunder that the Company may, in its discretion, require (a) that the shares of Common Stock reserved for issue upon the exercise of this Option shall have been duly listed, upon official notice of issuance, upon any national securities exchange or automated quotation system on which the Company's Common Stock may then be listed or quoted, (b) that either (i) a registration statement under the Securities Act of 1933 with respect to the shares shall be in effect, or (ii) in the opinion of counsel for the Company, the proposed purchase shall be exempt from registration under that Act and the Option-holder shall have made such undertakings and agreements with the Company as the Company may reasonably require, and (c) that such other steps, if any, as counsel for the Company shall consider necessary to comply with any law applicable to the issue of such shares by the Company shall have been taken by the Company or the Optionholder, or both. The certificates representing the shares purchased under this Option may contain such legends as counsel for the Company shall consider necessary to comply with any applicable law.

10. Payment of Taxes. The Optionholder shall pay to the Company, or make provision satisfactory to the Company for payment of, any taxes required by law to be withheld with respect to the exercise of this Option. The Committee may, in its discretion, require any other Federal or state taxes imposed on the sale of the shares to be paid by the Optionholder. In the Committee's discretion, such tax obligations may be paid in whole or in part in shares of Common Stock, including shares retained from the exercise of this Option, valued at their Fair Market Value on the date of delivery. The Company and its Affiliates may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Optionholder.

11. Rights as a Stockholder or Employee. The Optionholder shall not have any rights in respect of shares as to which the Option shall not have been exercised and payment made as provided above. The Optionholder shall not have any rights to continued employment by the Company or its Affiliates by virtue of the grant of this Option.

12. Option Not Transferable. This Option is not transferable by the Optionholder otherwise than by will or the laws of descent and distribution or pursuant to a Qualified Domestic Relations Order, and is exercisable, during the Optionholder's lifetime, only by the Optionholder. The naming of a Designated Beneficiary does not constitute a transfer.





                                                               Exhibit (23)

TECH/OPS SEVCON, INC


Consent of Independent Certified Public Accountants
---------------------------------------------------

We have issued our report dated November 13, 2002, accompanying the consolidated financial statements and schedule included in the Annual Report of Tech/Ops Sevcon, Inc. on Form 10-K for the year ended September 30, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statements of Tech/Ops Sevcon, Inc. on Forms S-8 (File No. 333-42960, File No. 333-02113, and File No. 333-61229).


  /s/ Grant Thornton LLP
------------------------
Boston, Massachusetts
December 23, 2002




28
    	Tech Ops Sevcon 2002 10K edgar.doc - 23-Dec-02