Form 10-Q
period 2002-12-31
TECH OPS SEVCON INC
filed 2003-02-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ----------       ----------

                                1-9789
                        ----------------------
                        Commission File Number


                      TECH/OPS SEVCON, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Delaware                                     04-2985631
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

       40 North Avenue, Burlington, Massachusetts, 01803-3391
       ------------------------------------------------------
        (Address of principal executive offices and zip code)

                            (781) 229-7896
         -----------------------------------------------------
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at February 14, 2003
----------------------------         --------------------------------
Common stock, par value $.10                    3,125,051

                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Dec 31,       Sept 30,
                                                2002           2002
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   346        $   695
    Accounts receivable, less allowances
       of $341 at 12/31/2002
       and $356 at 9/30/2002                   4,328          3,938
    Inventories:
       Raw materials                           2,506          2,096
       Work-in-process                           407            594
       Finished goods                          1,482          1,447
                                             -------        -------
                                               4,395          4,137
                                             -------        -------

    Prepaid expenses and other current
       assets                                    755            539
                                             -------        -------

            Total current assets               9,824          9,309
                                             -------        -------

Property, plant and equipment, at cost         8,292          7,913
    Less:  Accumulated depreciation
           and amortization                    5,394          5,136
                                             -------        -------
      Net property, plant
        and equipment                          2,898          2,777
                                             -------        -------

Goodwill                                       1,435          1,435
                                             -------        -------
                                             $14,157        $13,521
                                             =======        =======


The accompanying notes are an integral part of these financial statements.



                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                               Dec 31,       Sept 30,
                                                 2002           2002
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Short-term borrowings                    $   469         $     -
    Accounts payable                           1,887           1,406
    Dividend payable                              94              94
    Accrued expenses                           2,023           2,315
    Accrued taxes on income                       23             160
                                             -------         -------
        Total current liabilities              4,496           3,975
                                             -------         -------


Deferred taxes on income                          92              93
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 313             313
    Premium paid in on common stock            4,047           4,047
    Retained earnings                          6,117           6,189
    Cumulative other comprehensive
     income (loss)                              (908)         (1,096)
                                             -------         -------
       Total stockholders' investment        $ 9,569         $ 9,453
                                             -------         -------
                                             $14,157         $13,521
                                             =======         =======


The accompanying notes are an integral part of these financial statements.










                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                                   Three Months Ended
                                                   ------------------
                                                     Dec 31,   Dec 31,
                                                       2002      2001
                                                    -------   -------
Net sales                                           $ 5,645   $ 5,402

Costs and expenses:
  Cost of sales                                       3,518     3,421
  Selling, research and administrative                2,113     1,889
                                                    -------   -------
                                                      5,631     5,310
                                                    -------   -------
Operating income                                         14        92

Other income (expense), net                              (5)      (13)
                                                    -------   -------
Income before income taxes                                9        79

Income taxes                                             (3)      (28)
                                                    -------   -------
Net income                                          $     6   $    51
                                                    =======   =======
Basic income per share                              $   .00   $   .02
                                                    =======   =======
Fully diluted income per share                      $   .00   $   .02
                                                    =======   =======

           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                                   Three Months Ended
                                                   ------------------
                                                    Dec 31,    Dec 31,
                                                      2002       2001
                                                   -------    -------
Net income (loss)                                  $     6    $    51
Foreign currency translation adjustment                183       (126)
Change in fair market value of cash flow hedge           5        (53)
                                                   -------    -------
Comprehensive income (loss)                        $   194    $  (128)
                                                   =======    =======

The accompanying notes are an integral part of these financial statements.





                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                      (Unaudited) (in thousands)
                                                   Three Months Ended
                                                   ------------------
                                                     Dec 31,   Dec 31,
                                                       2002      2001
                                                    -------   -------
Net cash flow from operating activities:
  Net income                                        $     6   $    51
  Adjustments to reconcile net income to net
   cash (used by) generated from operating
   activities:
     Depreciation and amortization                      143       133
     Deferred tax provision                              (1)       (2)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                     (390)      836
       Inventories                                     (258)      380
       Prepaid expenses and other current assets       (203)      (12)
       Accounts payable                                 481    (1,010)
       Accrued compensation and expenses               (292)      (65)
       Accrued and deferred taxes on income            (108)       (7)
                                                    -------   -------
  Net cash (used by) generated from
      operating activities                             (622)      304
                                                    -------   -------
Cash flow generated from (used by)
 investing activities:
  Acquisition of property, plant, and
    equipment, net                                     (201)      (14)
  Increase in short-term borrowing                      469         -
                                                    -------   -------
Net cash generated from (used by)
 investing activities                                   268       (14)
                                                    -------   -------
Cash flow used by financing activities:
  Dividends paid                                        (94)     (560)
                                                    -------   -------
  Net cash used by financing activities                 (94)     (560)
                                                    -------   -------
Effect of exchange rate changes on cash                  99      (138)
                                                    -------   -------
Net decrease in cash                                   (349)     (408)
Opening balance - cash and cash equivalents             695       812
                                                    -------   -------
Ending balance - cash and cash equivalents          $   346   $   404
                                                    =======   =======
Supplemental disclosure of cash flow information;
   Cash paid for income taxes                       $   254   $    31
   Cash paid for interest                                36         8
                                                    -------   -------
Supplemental disclosure of non-cash financing activity:
   Dividend declared                                $    94   $   280
                                                    =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 2002

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (primarily consisting of only normally recurring accruals)necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 2002 and the results of operations and cash flows for the three months ended December 31, 2002 and December 31, 2001.

     The accounting policies followed by Tech/Ops Sevcon are set forth in
Note 1 to the financial statements in the 2002 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended December 31, 2002 and December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

     On December 31, 2002, the FASB issued FASB Statement No. 148
(SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of SFAS 148 on its financial statements.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45
("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees),
(c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended September 30, 2003. The Company is currently evaluating the impact of FIN 45 on its financial statements and related disclosures but do not expect that there will be any material impact.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations' SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial position or results of operations of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Company.



     In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Management believes the adoption of SFAS No. 146 will not have a material effect on the financial position or results of operations or retained earnings.

     In April 2002, FASB issued Statement No. 145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.
The adoption of SFAS No. 145 did not have a material effect on the financial position or results of operations or retained earnings.

(2)  Cash Dividends

     On December 16, 2002, the Company declared a quarterly dividend of $.03 per share for the first quarter of fiscal 2003, which was paid on January 16, 2003 to stockholders of record on December 31, 2002. The Company has paid cash dividends each quarter since the first quarter of fiscal 1990.

(3)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                           (in thousands, except for per share amounts)
                                      Three Months Ended
                                      ------------------
                                       Dec 31     Dec 31
                                         2002       2001
                                       ------     ------
Net income                             $    6     $   51
Basic income per share                 $  .00     $  .02

Average shares outstanding              3,125      3,110

Options outstanding - common
  stock equivalents                         -         14

Average common and common
  equivalent shares outstanding         3,125      3,124

Fully diluted income per share         $  .00     $  .02
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

     The accounting policies of the segments are the same as those described in note 1 to the 2002 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                               Three months ended December, 31, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,184     $   461          -  $ 5,645
Inter-segment revenues              -         172          -      172
Operating income (loss)             4          70        (60)      14
Identifiable assets            12,304       1,421        432   14,157
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended December 31, 2001
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 4,932     $   470          -  $ 5,402
Inter-segment revenues              -         143          -      143
Operating income (loss)            95          89        (92)      92
Identifiable assets            12,507       1,289         95   13,891
---------------------------------------------------------------------

(5)  Research and Development

     The cost of research and development programs is charged against income as incurred and amounted to approximately $667,000 and $540,000 in the quarters ended December 31, 2002 and December 31, 2001 respectively.


TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of outsource sub-contractors to meet the Company's cost and quality targets and to deliver products in a timely manner; ability to produce products meeting technical requirements of customers and acceptance of those products by customers; ability of consultants to assist in the engineering of new products that meet the Company's cost and quality targets; level of demand for controls; impact of the variability of foreign exchange rates on sales and earnings; availability of electronic components at reasonable prices; ability of the Company to meet customers quality objectives; availability of earnings and capital resources to permit continuation of dividend payments; the outcome of litigation as well as other factors that may be described from time to time in the Company's filings with the Securities and Exchange Commission, including on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has considered the impact of the following new accounting pronouncements:

  SFAS #148 "Accounting for Stock-Based Compensation - Transition and
     Disclosure" "-Currently evaluating impact on consolidated financial statements"
  FASB Interpretation #45 "Guarantor's Accounting and Disclosure Requirements for Guarantees""-Currently evaluating impact on consolidated financial statements"
  SFAS #143, "Accounting for Asset Retirement Obligations" "-Adoption did not
     have a material effect on consolidated financial statements"
  SFAS #144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
     "-Adoption did not have a material effect on consolidated financial statements"
  SFAS #146 "Accounting for Costs Associated with Exit or Disposal Activities"
     "-Adoption will not have a material effect on consolidated financial statements"
  SFAS #145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of
     FASB 13, and Technical Corrections" "-Adoption did not have a material effect on consolidated financial statements"

A discussion of these pronouncements is contained in Note (1) of the Notes to Consolidated Financial Statements.

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

Bad Debt

     The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers accounted for approximately 51% of the Company's sales in fiscal 2002. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     As of and for the three months ended December 31, 2002 approximately 59% of the Company's revenues and 69% of its assets were denominated in foreign currencies.

Interest Rate Risk

     The Company from time-to-time draws upon its overdraft facility in its European businesses. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of both the Company's overdrafts and investments at December 31, 2002 the risk arising from changes in interest rates was not material.


RESULTS OF OPERATIONS

Three months ended December 31, 2002

     Sales in the first fiscal quarter ended December 31, 2002 were $5,645,000 compared to $5,402,000 in the same quarter of the previous year, an increase of $243,000, or 4.5%. Foreign currency fluctuations resulted in a $310,000, or 5.7% increase in reported sales. Shipment volumes decreased by 1.2%. Volumes in the U.S. Controller business decreased by 2% mainly due to lower demand in the aerial lift, airport ground support and mining markets. Shipments to the US fork lift truck and other electric vehicle markets were ahead of last year despite the continued depressed conditions in these markets. Volumes in the foreign controller markets were 2.9% lower than last year, mainly due to weakness in the aerial lift, and airport ground support markets. Capacitor revenues were 2% lower than last year with foreign currency fluctuations resulting in a 7% increase in reported sales. Due to continuing difficult conditions in the European markets for railway signaling and audio capacitors capacitor volumes were 9% less than last year.

     First quarter gross profit was 37.7% of sales, an increase of 1% from 36.7% in the same quarter of fiscal 2002. Gross profit of $2,127,000 was $146,000 higher than last year. The increase in gross profit percentage was mainly due to better margins on new products sold to certain European controller customers and to foreign currency fluctuations which caused an $85,000 increase in gross profit.

     Selling, research and administrative expenses increased by $224,000, or 12%, compared to the same quarter last year. In the first quarter of the current year engineering and R&D expense increased by $125,000 mainly due to increased consulting expense to accelerate the development of new high quality products. The Company commenced a three year program to use external consultants to accelerate new product development during the second quarter of fiscal 2002. Foreign currency fluctuations increased reported operating expenses by $110,000.

     In the first quarter there was operating income of $14,000 compared to $92,000 in the same quarter last year, a decrease of $78,000. Foreign currency fluctuations reduced reported operating income by $25,000. Operating income in the capacitor business segment decreased by $19,000 to $70,000, due to lower volumes and foreign currency fluctuations. Operating income in the controller business of $4,000 was $91,000 lower than in fiscal 2002. The decrease in controller business operating income was mainly due to lower volumes, foreign currency fluctuations and higher engineering and R&D expense partially offset by better gross margins. Unallocated corporate expenses decreased by $32,000 compared to the first quarter of last year.

     Other expense in the first quarter of fiscal 2003 was $5,000 compared to $13,000 last year. Foreign currency gains in fiscal 2003 compared to losses in the prior year more than offset higher net interest expense.

     Income before income taxes was $9,000, compared to $79,000 last year, a decrease of $70,000. Income taxes were 33% of pre-tax income compared to 35% in the same quarter last year. Net income was $6,000 compared to $51,000 last year, a decrease of $45,000. Basic and fully diluted income per share decreased from $.02 in the first quarter of fiscal 2002, to $.00 in the current year.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $94,000.
Cash balances at the end of December 2002 were $346,000 compared to $695,000 at September 30, 2002. The Company used $469,000 of its short-term borrowing facilities in Europe at the end of the first quarter compared to no borrowings at the beginning of fiscal 2003.

     In the first three months net income was $6,000, and operating activities used $622,000 of cash. Dividend payments for the first 3 months of the current fiscal year amounted to $94,000. Capital Expenditure was $201,000 compared to depreciation of $143,000.

     The Company has no long-term debt and has overdraft facilities in the UK of $1,770,000 and $340,000 in France. The UK overdraft facilities are secured by all of the Company's assets in the UK and the French overdraft facilities are unsecured. Both the UK and French overdraft facilities are due for renewal in September 2003 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

     Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs.



Item 4.   Controls and Procedures
(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits filed with this report.

          None

    (b)   Reports on Form 8-K

          None




















CERTIFICATIONS

I, Matthew Boyle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tech/Ops Sevcon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

_/s/ Matthew Boyle
Matthew Boyle
President and Chief Executive Officer

I, Paul A McPartlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tech/Ops Sevcon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

_/s/ Paul A. McPartlin
Paul A McPartlin
Vice President, Chief Financial Officer and Treasurer



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECH/OPS SEVCON, INC.

Date: February 14, 2003                     By:  /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer