Form 10-Q
period 2003-03-31
TECH OPS SEVCON INC
filed 2003-05-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

       155 Northboro Road, Southborough, Massachusetts, 01772
       ------------------------------------------------------
        (Address of principal executive offices and zip code)

                            (508) 281 5510
         ---------------------------------------------------
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                      ---      ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at May 14, 2003
----------------------------         ---------------------------
Common stock, par value $.10                  3,125,051



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Mar 31,       Sept 30,
                                                2003           2002
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   280        $   695
    Accounts receivable, less allowances
       of $349 at 3/31/2003
       and $356 at 9/30/2002                   4,718          3,938
    Inventories:
       Raw materials                           2,059          2,096
       Work-in-process                           359            594
       Finished goods                          1,683          1,447
                                             -------        -------
                                               4,101          4,137
                                             -------        -------
    Prepaid expenses and other current
       assets                                    905            539
                                             -------        -------
            Total current assets              10,004          9,309
                                             -------        -------

Property, plant and equipment, at cost         8,307          7,913
    Less:  Accumulated depreciation
           and amortization                    5,435          5,136
                                             -------        -------
      Net property, plant and equipment        2,872          2,777
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $14,311        $13,521
                                             =======        =======

The accompanying notes are an integral part of these financial statements.








                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Mar 31,       Sept 30,
                                                2003           2002
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Short-term borrowings                    $   725         $     -
    Accounts payable                           1,538           1,406
    Dividend payable                              94              94
    Accrued expenses                           2,137           2,315
    Accrued taxes on income                      177             160
                                             -------         -------
        Total current liabilities              4,671           3,975
                                             -------         -------


Deferred taxes on income                          90              93
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 313             313
    Premium paid in on common stock            4,047           4,047
    Retained earnings                          6,219           6,189
    Cumulative other comprehensive
     income (loss)                            (1,029)         (1,096)
                                             -------         -------
       Total stockholders' investment        $ 9,550         $ 9,453
                                             -------         -------
                                             $14,311         $13,521
                                             =======         =======


The accompanying notes are an integral part of these financial statements.









                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,    Mar 31,     Mar 31,   Mar 31,
                                  2003       2002        2003      2002
                               -------    -------     -------   -------
Net sales                      $ 6,138    $ 5,575     $11,783   $10,977

Costs and expenses:
  Cost of sales                  3,722      3,428       7,240     6,849
  Selling, research and
    administrative               2,113      1,846       4,226     3,735
                               -------    -------     -------   -------
                                 5,835      5,274      11,466    10,584
                               -------    -------     -------   -------
Operating income                   303        301         317       393

Other income (expense), net         22         (7)         17       (20)
                               -------    -------     -------   -------
Income before income taxes         325        294         334       373

Income taxes                      (114)      (102)       (117)     (130)
                               -------    -------     -------   -------
Net income                     $   211    $   192         217       243
                               =======    =======     =======   =======
Basic income per share         $   .07    $   .06     $   .07   $   .08
                               =======    =======     =======   =======
Fully diluted income per share $   .07    $   .06     $   .07   $   .08
                               =======    =======     =======   =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                Mar 31,    Mar 31,     Mar 31,   Mar 31,
                                  2003       2002        2003      2002
                               -------    -------     -------   -------
Net income                     $   211    $   192     $   217   $   243
Foreign currency
   translation adjustment          (97)      (134)         86      (260)
Change in fair market value
   of cash flow hedge              (24)       (61)        (19)     (114)
                               -------    -------     -------   -------
Comprehensive income (loss)    $   (90)   $    (3)    $   284   $  (131)
                               =======    =======     =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                    Six Months Ended
                                                   ------------------
                                                   Mar 31,     Mar 31,
                                                     2003        2002
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $   217     $   243
  Adjustments to reconcile net income to net cash
   (used by)generated from operating activities:
     Depreciation and amortization                    300         270
     Deferred tax provision                            (3)         (5)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                   (780)      1,022
       Inventories                                     36         702
       Pre-paid expenses and other current assets    (377)        135
       Accounts payable                               132      (1,024)
       Accrued compensation and expenses             (178)       (272)
       Accrued and deferred taxes on income             9         (37)
                                                  -------     -------
  Net cash (used by)generated from
    operating activities                             (644)      1,034
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                   (386)        (52)
  Increase in short-term borrowings                   725           -
                                                  -------     -------
Net cash generated from (used by)
  investing activities                                339         (52)
                                                  -------     -------
Cash flow (used by) financing activities:
  Dividends paid                                     (187)       (840)
  Exercise and repurchase of stock options              -          14
                                                  -------     -------
  Net cash used by financing activities              (187)       (826)

Effect of exchange rate changes on cash                77        (152)
                                                  -------     -------
Net increase (decrease) in cash                      (415)          4
Opening balance - cash and cash equivalents           695         812
                                                  -------     -------
Ending balance - cash and cash equivalents        $   280     $   816
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $   244     $    31
   Cash paid for interest                              37          14
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $    94     $   281
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.



                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - March 31, 2003

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31, 2003, the results of operations and cash flows for the three months and six months ended March 31, 2003.

     The accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2002 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because the Company currently has no investments in variable interest entities, the adoption of the provisions of FIN No. 46 did not have a material impact on the consolidated results of operations or financial position.

     On December 31, 2002, the FASB issued FASB Statement No. 148
(SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company continues to account for stock option plans under APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations while evaluating the transition options under SFAS 148. The company has adopted the disclosure requirements of SFAS 148 in this quarterly report.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45
("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees),
(c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended September 30, 2003. The adoption of FIN 45 did not have a material effect on the financial position or results of operations or retained earnings of the Company.

     In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which became effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations or retained earnings.



(2)  Stock-Based Compensation Plans

     SFAS # 148 "Accounting for Stock-Based Compensation - Transition and Disclosure"defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 "Accounting for Stock Issued to Employees". The Company is evaluating the transition options under SFAS #148 and continues to account for its stock based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #148, the Company's net income and earnings per share would have equaled the following pro forma amounts:

                      (in thousands of dollars, except for per share amounts)

                                       Three Months Ended   Six Months Ended
                                       ------------------   ----------------
                                        Mar 31     Mar 31   Mar 31    Mar 31
                                          2003       2002     2003      2002
                                        ------     ------   ------    ------
Net income                As reported   $  211     $  192   $  217    $  243
Pro forma effect of expensing stock
    options (net of income tax)            (14)       (13)     (28)      (26)
Net income                Pro forma     $  197     $  179   $  189    $  217

Income per share:
Basic                     As reported   $  .07     $  .06   $  .07    $  .08
Basic                     Pro forma     $  .06     $  .06   $  .06    $  .07

Diluted                   As reported   $  .07     $  .06   $  .07    $  .08
Diluted                   Pro forma     $  .06     $  .06   $  .06    $  .07

----------------------------------------------------------------------------

     The effects of applying SFAS #148 in this pro forma disclosure are not indicative of future amounts. SFAS #148 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2003: risk-free interest rate of 6%; expected dividend yield of 2.4%; expected life of 7 years; expected volatility of 47%.

(3)  Cash Dividends

     On March 10, 2003, the Company declared a quarterly dividend of $.03 per share for the second quarter of fiscal 2003, which was paid on April 10, 2003 to stockholders of record on March 26, 2003. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(4)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                             (in thousands, except for per share amounts)
                                 Three Months Ended   Six Months Ended
                                 ------------------   ----------------
                                  Mar 31     Mar 31   Mar 31    Mar 31
                                    2003       2002     2003      2002
                                  ------     ------   ------    ------
Net income                        $  211     $  192   $  217    $  243
Basic income per share            $  .07     $  .06   $  .07    $  .08

Average shares outstanding         3,125      3,115    3,125     3,112

Options outstanding - common
  stock equivalents                    -          3        -         9

Average common and common
  equivalent shares outstanding    3,125      3,118    3,125     3,121

Fully diluted income per share    $  .07     $  .06   $  .07    $  .08
                                  ======     ======   ======    ======

(5)  Segment information

     The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

     The accounting policies of the segments are the same as those described in note 1 to the 2002 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                               Three months ended March 31, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,371     $   767          -  $ 6,138
Inter-segment revenues              -          88          -       88
Operating income                  173         207        (77)     303
Identifiable assets            12,227       1,606        478   14,311
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended March 31, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,195     $   380          -  $ 5,575
Inter-segment revenues              -         156          -      156
Operating income                  305          33        (37)     301
Identifiable assets            12,004       1,358         93   13,455
---------------------------------------------------------------------

---------------------------------------------------------------------
                               Six months ended March 31, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $10,555     $ 1,228          -  $11,783
Inter-segment revenues              -         260          -      260
Operating income                  177         277       (137)     317
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $10,127     $   850          -  $10,977
Inter-segment revenues              -         299          -      299
Operating income                  400         122       (129)     393
---------------------------------------------------------------------

(6)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.

                                            (in thousands of dollars)

                                 Three Months Ended   Six Months Ended
                                 ------------------   ----------------
                                  Mar 31     Mar 31   Mar 31    Mar 31
                                    2003       2002     2003      2002
                                  ------     ------   ------    ------
Research and Development Expense  $  680     $  524   $1,347    $1,064
                                  ------     ------   ------    ------




                       TECH/OPS SEVCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

     This discussion and analysis contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected, including the following: ability of outsource sub-contractors to meet he Company's cost and quality targets and to deliver products in a timely manner; ability to produce products meeting technical requirements of customers and acceptance of those products by customers; ability of consultants to assist in the engineering of new products that meet the Company's cost and quality targets; level of demand for controls; impact of potential airline bankruptcies on customers in the airport ground support market; impact of the variability of foreign exchange rates on sales and earnings; availability of electronic components at reasonable prices; ability of the Company to meet customer's quality objectives; availability of earnings and capital resources to permit continuation of dividend payments; the outcome of litigation as well as other factors that may be described from time to time in the Company's filings with the Securities and Exchange Commission, including on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has considered the impact of the following new accounting pronouncements:

  FASB Interpretation #46, "Consolidation of Variable Interest Entities." "-Adoption did not have a material effect on consolidated financial statements"
  SFAS #148 "Accounting for Stock-Based Compensation - Transition and
     Disclosure" "-Currently evaluating impact on consolidated financial Statements of transition provisions; disclosure provisions have been adopted"
  FASB Interpretation #45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" "-Adoption did not have a material effect on consolidated financial statements"
  SFAS #146 "Accounting for Costs Associated with Exit or Disposal Activities"
     "-Adoption did not have a material effect on consolidated financial statements"

     A discussion of these pronouncements is contained in Note (1) of the Notes to Consolidated Financial Statements.

     The Company adopted the following new accounting pronouncements in the first quarter of fiscal 2003:

  SFAS #143, "Accounting for Asset Retirement Obligations" "-Adoption did not
     have a material effect on consolidated financial statements"
  SFAS #144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
     "-Adoption did not have a material effect on consolidated financial statements"
  SFAS #145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of
     FASB 13, and Technical Corrections" "-Adoption did not have a material effect on consolidated financial statements"

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

     Forward foreign exchange contracts are used primarily by the Company to hedge the operational ('cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period.

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


Results of Operations

Three months ended March 31, 2003

     Sales in the second fiscal quarter ended March 31, 2003 were $6,138,000 compared to $5,575,000 in the same quarter of the previous year, an increase of $563,000, or 10%. Foreign currency fluctuations resulted in a $675,000, or 12% increase in reported sales. Shipment volumes decreased by 2% compared to the second quarter of last year. Volumes in the U.S. Controller business decreased by 14% mainly due to lower demand in the airport ground support and aerial lift markets. Shipments to the US mining and other electric vehicle markets were ahead of last year despite the continued depressed conditions in these markets. Shipments to the US fork lift truck market were in line with last year. Volumes in the foreign controller markets were 3% lower than last year, mainly due to weakness in the aerial lift and airport ground support markets. Capacitor volumes were 80% higher than last year with foreign currency fluctuations resulting in a further 22% increase in reported sales of capacitors. The volume increase in the second quarter was due to unusually high demand for special contracts in the European markets for railway signaling and audio capacitors.

     Second quarter gross profit was 39.4% of sales, an increase of 0.9% from 38.5% in the same quarter of fiscal 2002. Gross profit of $2,416,000 was $269,000 higher than last year. The increase in gross profit percentage was mainly due to foreign currency fluctuations which caused a $345,000 increase in gross profit in the second quarter.

     Selling, research and administrative expenses were $2,113,000 an increased of $267,000, or 14%, compared to the same quarter last year.
In the second quarter of the current year engineering and R&D expense increased by $156,000 mainly due to increased consulting expense to accelerate the development of new high quality products. The Company commenced a three year program to use external consultants to accelerate new product development during the second quarter of fiscal 2002. Foreign currency fluctuations increased reported operating expenses by $230,000.

     In the second quarter there was operating income of $303,000 compared to $301,000 in the same quarter last year, an increase of $2,000. Foreign currency fluctuations increased reported operating income by $115,000. Operating income in the capacitor business segment increased by $174,000 to $207,000, due to both higher volumes and foreign currency fluctuations. Operating income in the controller business of $173,000 was $132,000 lower than in fiscal 2002. The decrease in controller business operating income was mainly due to lower volumes, and higher engineering and R&D expense partially offset by a positive impact of foreign currency fluctuations. Unallocated corporate expenses increased by $40,000 compared to the second quarter of last year.

     Other income in the second quarter of fiscal 2003 was $22,000 compared to other expense of $7,000 last year. Foreign currency gains in fiscal 2003 compared to losses in the prior year more than offset higher net interest expense.

     Income before income taxes was $325,000, compared to $294,000 last year, a gain of $31,000. Income taxes were 35% of pre-tax income in line with the same quarter last year. Net income was $211,000 compared to $192,000 last year, an increase of $19,000. Basic and fully diluted income per share increased from $.06 in the second quarter of fiscal 2002, to $.07 in the current year.

Six months ended March 31, 2003

     Sales in the first six months of fiscal 2003 were $11,783,000, compared to $10,977,000 in the same period last year, an increase of $806,000, or 7%. Foreign currency fluctuations accounted for a $990,000 increase in reported sales. Volumes were 2% less than last year. Volumes in the controller business were 4% lower than last year. In the capacitor business volumes were higher by $260,000, or 31%, compared to the first six months of last year and foreign currency fluctuations accounted for a further 14% increase in reported sales.

     Revenues in the US controller business decreased by 6%. This was mainly due to decreased demand in the airport ground support, aerial lift and mining markets, partially offset by increased sales into the fork lift truck and other electric vehicle markets. Controller volumes in foreign markets decreased by 3%, mainly due to lower demand in the European aerial lift market.

     Gross profit was 38.6% of sales in the first half of fiscal 2003 compared to 37.6% in 2002. Gross profit increased by $415,000 compared to the first six months of last year. Lower volumes caused a $150,000 decrease in gross profit. Foreign currency fluctuations increased reported gross profit by $430,000. Better margins on new products was the main cause of the remaining $135,000 improvement in gross profit.

     Selling, research and administrative expenses were $4,226,000, an increase of $491,000, or 13%, compared to the same period last year. In the first six months of the current year engineering and R&D expense increased by $283,000 mainly due to increased consulting expense to accelerate the development of new high quality products. The Company commenced a three year program to use external consultants to accelerate new product development during the second quarter of fiscal 2002. Foreign currency fluctuations increased reported operating expenses by $340,000.

     Operating income for the first half year was $317,000, a decrease of $76,000 compared to last year. Foreign currency fluctuations resulted in a $90,000 increase in reported operating income. Operating income for the controller business decreased by $223,000 to $177,000. The main causes of this decrease were lower volumes and higher engineering and R&D expense. In the capacitor business segment operating income increased by $155,000, or 127%, to $277,000, mainly due to increased volumes.

     Income before income taxes was $334,000, compared to $373,000 last year, a decrease of $39,000. Other income was $17,000 compared to other expense of $20,000 in the first half of fiscal 2002. The year-to-year swing was mainly due to foreign currency translation gains in 2002 compared to losses last year. Income taxes were 35% of pre-tax income, in line with last year.

     Net income was $217,000, a decrease of $26,000 compared to the same period last year. Basic and fully diluted income per share was $.07 per share compared to $.08 per share in the first half of fiscal 2002.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the most recent quarter, amounted to $94,000. Cash balances at the end of March 2003 were $280,000 compared to $695,000 at September 30, 2002. The Company used $725,000 of its short-term borrowing facilities in Europe at the end of the second quarter compared to no borrowings at the beginning of fiscal 2003.

     In the first six months net income was $217,000, and operating activities used $644,000 of cash. Dividend payments for the first 6 months of the current fiscal year amounted to $187,000. Capital Expenditure was $386,000 compared to depreciation of $300,000.

     The Company has no long-term debt and has overdraft facilities in the UK of $1,727,000 and $356,000 in France. The UK overdraft facilities are secured by all of the Company's assets in the UK and the French overdraft facilities are unsecured. Both the UK and French overdraft facilities are due for renewal in September 2003 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

     Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs.

Item 3.   Market Risk

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

     As of and for the three months and six months ended March 31, 2003 approximately 59% and 63% of the Company's revenues and 53% of its assets were denominated in foreign currencies.

Interest Rate Risk

     The Company from time-to-time draws upon its overdraft facility in its European businesses. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of both the Company's overdrafts and investments at March 31, 2003 the risk arising from changes in interest rates was not material.


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


TECH/OPS SEVCON, INC.

                     PART II.    OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits filed with this report.

        See Exhibit Index immediately following the Certifications

    (b) Reports on Form 8-K.

         None


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: May 14, 2003                By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial and Accounting
                                                Officer


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

Date: May 14, 2003

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

Date: May 14, 2003

_/s/ Paul A. McPartlin
Paul A McPartlin
Vice President, Chief Financial Officer and Treasurer



               Exhibit Index

Exhibit        Description
-------        -----------
99.1           Written statement of the Chief Executive Officer and Chief
               Financial Officer pursuant to section 906 of the Sarbanes-Oxley
               Act of 2002.  Filed herewith.