Form 10-Q
period 2003-06-30
TECH OPS SEVCON INC
filed 2003-08-08
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

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

         Class                       Outstanding at August 8, 2003
----------------------------         ----------------------------
Common stock, par value $.10                  3,125,051



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                             June 30,       Sept 30,
                                                2003           2002
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   462        $   695
    Accounts receivable, less allowances
       of $350 at 6/30/2003
       and $356 at 9/30/2002                   4,473          3,938
    Inventories:
       Raw materials                           2,245          2,096
       Work-in-process                           366            594
       Finished goods                          1,925          1,447
                                             -------        -------
                                               4,536          4,137
                                             -------        -------
    Prepaid expenses and other current
       assets                                    738            539
                                             -------        -------
            Total current assets              10,209          9,309
                                             -------        -------

Property, plant and equipment, at cost         8,651          7,913
    Less:  Accumulated depreciation
           and amortization                    5,719          5,136
                                             -------        -------
      Net property, plant and equipment        2,932          2,777
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $14,576        $13,521
                                             =======        =======

The accompanying notes are an integral part of these financial statements.








                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                             June 30,       Sept 30,
                                                2003           2002
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           1,974           1,406
    Dividend payable                              94              94
    Accrued expenses                           2,325           2,315
    Accrued taxes on income                      139             160
                                             -------         -------
        Total current liabilities              4,532           3,975
                                             -------         -------


Deferred taxes on income                          93              93
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 313             313
    Premium paid in on common stock            4,047           4,047
    Retained earnings                          6,223           6,189
    Cumulative other comprehensive
     income (loss)                              (632)         (1,096)
                                             -------         -------
       Total stockholders' investment        $ 9,951         $ 9,453
                                             -------         -------
                                             $14,576         $13,521
                                             =======         =======


The accompanying notes are an integral part of these financial statements.










                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                Three Months Ended    Nine Months Ended
                                ------------------    ------------------
                               June 30,   June 30,    June 30,  June 30,
                                  2003       2002        2003      2002
                               -------    -------     -------   -------
Net sales                      $ 5,961    $ 5,355     $17,744   $16,332

Costs and expenses:
  Cost of sales                  3,614      3,420      10,854    10,269
  Selling, research and
    administrative               2,186      1,953       6,412     5,688
                               -------    -------     -------   -------
                                 5,800      5,373      17,266    15,957
                               -------    -------     -------   -------
Operating income                   161        (18)        478       375

Other income (expense), net        (11)        48           6        28
                               -------    -------     -------   -------
Income before income taxes         150         30         484       403

Income taxes                        52         11         169       141
                               -------    -------     -------   -------
Net income                     $    98    $    19         315       262
                               =======    =======     =======   =======
Basic income per share         $   .03    $   .01     $   .10   $   .08
                               =======    =======     =======   =======
Fully diluted income per share $   .03    $   .01     $   .10   $   .08
                               =======    =======     =======   =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended    Nine Months Ended
                               -------------------    ------------------
                               June 30,   June 30,    June 30,  June 30,
                                  2003       2002        2003      2002
                               -------    -------     -------   -------
Net income                     $    98    $    19     $   315   $   262
Foreign currency
   translation adjustment          381        556         467       296
Change in fair market value
   of cash flow hedge               16          1          (3)     (113)
                               -------    -------     -------   -------
Comprehensive income           $   495    $   576     $   779   $   445
                               =======    =======     =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                   Nine Months Ended
                                                  -------------------
                                                  June 30,    June 30,
                                                     2003        2002
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $   315     $   262
  Adjustments to reconcile net income to net cash
   (used by)generated from operating activities:
     Depreciation and amortization                    456         408
     Deferred tax provision                             -           5
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                   (535)        751
       Inventories                                   (399)         40
       Pre-paid expenses and other current assets    (199)        201
       Accounts payable                               568        (691)
       Accrued compensation and expenses               10         (56)
       Accrued and deferred taxes on income           (24)        (55)
                                                  -------     -------
  Net cash used by
    operating activities                              192         865
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                   (466)       (147)
                                                  -------     -------
Net cash used by
  investing activities                               (466)       (147)
                                                  -------     -------
Cash flow used by financing activities:
  Dividends paid                                     (281)     (1,120)
  Exercise and repurchase of stock options              -          14
                                                  -------     -------
  Net cash used by financing activities              (281)     (1,106)

Effect of exchange rate changes on cash               322         217
                                                  -------     -------
Net decrease in cash                                 (233)       (171)
Opening balance - cash and cash equivalents           695         812
                                                  -------     -------
Ending balance - cash and cash equivalents        $   462     $   641
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $   251     $    31
   Cash paid for interest                              52          20
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $    94     $   281
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.



                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - June 30, 2003

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 2003, the results of operations and cash flows for the three months and nine months ended June 30, 2003.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2002
Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of Statement No. 149 will have a significant impact on either its financial position or results or operations.

     On May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of Statement No. 150 will have a significant impact on either its financial position or results of operations.


(2)  Stock-Based Compensation Plans

     SFAS # 148 "Accounting for Stock-Based Compensation -Transition and Disclosure"defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 "Accounting for Stock Issued to Employees". The Company is evaluating the transition options under SFAS #148 and continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #148, the Company's net income and earnings per share would have equaled the following pro forma amounts:

                      (in thousands of dollars, except for per share amounts)

                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                       June 30    June 30  June 30   June 30
                                          2003       2002     2003      2002
                                        ------     ------   ------    ------
Net income                As reported   $   98     $   19   $  315    $  262
Pro forma effect of expensing stock
    options (net of income tax)            (17)       (13)     (45)      (39)
                                            ---        ----    ----      ----
Net income                Pro forma     $   81     $    6   $  270    $  223

Income per share:
Basic                     As reported   $  .03     $  .01   $  .10    $  .08
Basic                     Pro forma     $  .03     $  .00   $  .09    $  .07

Diluted                   As reported   $  .03     $  .01   $  .10    $  .08
Diluted                   Pro forma     $  .03     $  .00   $  .09    $  .07

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

(3)  Cash Dividends

     On June 16, 2003, the Company declared a quarterly dividend of $.03 per share for the third quarter of fiscal 2003, which was paid on July 10, 2003 to stockholders of record on June 25, 2003. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(4)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                             (in thousands, except for per share amounts)
                                 Three Months Ended  Nine Months Ended
                                 ------------------  -----------------
                                 June 30    June 30  June 30   June 30
                                    2003       2002     2003      2002
                                  ------     ------   ------    ------
Net income                        $   98     $   19   $  315    $  262
Basic income per share            $  .03     $  .01   $  .10    $  .08

Average shares outstanding         3,125      3,118    3,125     3,114

Options outstanding - common
  stock equivalents                    -          8        -         5
                                   -----      ------   ------    -----
Average common and common
  equivalent shares outstanding    3,125      3,126    3,125     3,119

Fully diluted income per share    $  .03     $  .01   $  .10    $  .08
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

     The significant accounting policies of the segments are the same as those described in note(1) to the 2002 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended June 30, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,420     $   541          -  $ 5,961
Inter-segment revenues              -          47          -       47
Operating income                  126          76        (41)     161
Identifiable assets            13,076       1,166        334   14,576
---------------------------------------------------------------------
---------------------------------------------------------------------
                                Three months ended June 30, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,015     $   340          -  $ 5,355
Inter-segment revenues              -         188          -      188
Operating loss                     30          43        (91)     (18)
Identifiable assets            12,855       1,354         84   14,293
---------------------------------------------------------------------

---------------------------------------------------------------------
                              Nine months ended June 30, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $15,975     $ 1,769          -  $17,744
Inter-segment revenues              -         307          -      307
Operating income                  303         353       (178)     478
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended June 30, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $15,142     $ 1,190          -  $16,332
Inter-segment revenues              -         487          -      487
Operating income                  430         165       (220)     375
---------------------------------------------------------------------

(6)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.

                                            (in thousands of dollars)

                                 Three Months Ended  Nine Months Ended
                                 ------------------  -----------------
                                  Jun 30     Jun 30   Jun 30    Jun 30
                                    2003       2002     2003      2002
                                  ------     ------   ------    ------
Research and Development Expense  $  807     $  722   $2,154    $1,804
                                  ------     ------   ------    ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has considered the impact of the following new accounting pronouncements:

  SFAS #149  "Amendment of Statement 133 on Derivative Instruments and
     Hedging Activities" - Adoption is not expected to have a material effect on consolidated financial statements.

  SFAS #150 "Accounting for Certain Financial Instruments with
    Characteristics of Both Liabilities and Equity." Adoption is not expected to have a material effect on consolidated financial statements.

     A discussion of these pronouncements is contained in Note (1) of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

     The Company adopted the following new accounting pronouncements in the first six months of fiscal 2003:

  SFAS #143, "Accounting for Asset Retirement Obligations" - Adoption did not
     have a material effect on consolidated financial statements.
  SFAS #144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
     - Adoption did not have a material effect on consolidated financial statements.
  SFAS #145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of
     FASB 13, and Technical Corrections" - Adoption did not have a material effect on consolidated financial statements.
  FASB Interpretation #46, "Consolidation of Variable Interest Entities."
     - Adoption did not have a material effect on consolidated financial statements.
  SFAS #148 "Accounting for Stock-Based Compensation - Transition and
     Disclosure" - Currently evaluating impact on consolidated financial Statements of transition provisions; disclosure provisions have been adopted.
  FASB Interpretation #45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" - Adoption did not have a material effect on consolidated financial statements.
  SFAS #146 "Accounting for Costs Associated with Exit or Disposal Activities"
     - Adoption did not have a material effect on consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized in Note(1) of its financial statements included in its Annual Report on Form 10-K. While all these significantaccounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those judgments and/or estimates.

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

Bad Debt

     The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers accounted for approximately 56% of the Company's sales in the first nine months of fiscal 2003. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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


Results of Operations

Three months ended June 30, 2003

     Sales in the third fiscal quarter ended June 30, 2003 were $5,961,000 compared to $5,355,000 in the same quarter of the previous year, an increase of $606,000, or 11%. The revenue increase was due almost entirely to foreign currency fluctuations. Shipment volumes were in line with the third quarter of last year. Volumes in the U.S. Controller business decreased by 10% mainly due to lower demand in the fork lift truck, mining and aerial lift markets. Shipments to the U.S. airport ground support market were ahead of last year despite the continued depressed conditions in this market. Volumes in the foreign controller markets were 3% higher than last year, mainly due to some growth in shipments to the fork lift truck market. Shipments to the foreign aerial lift and airport ground support markets continue to be weak. Capacitor volumes were 45% higher than last year with foreign currency fluctuations resulting in a further 14% increase in reported sales of capacitors. The volume increase in the third quarter was due to unusually high demand in the European markets for railway signaling capacitors and audio capacitors.

     Third quarter gross profit was 39.4% of sales, an increase of 3.3% from 36.1% in the same quarter of fiscal 2002. Gross profit of $2,347,000 was $412,000 higher than last year. The increase in gross profit percentage was mainly due to foreign currency fluctuations which caused a $356,000 increase in gross profit in the third quarter.

     Selling, research and administrative expenses were $2,186,000 an increase of $233,000, or 12%, compared to the same quarter last year. Foreign currency fluctuations increased these expenses by $250,000. In the third quarter of fiscal 2003, engineering and R&D expense increased by $85,000, due to increased consulting expense to accelerate the development of new high quality products and foreign currency fluctuation.

     In the third quarter there was operating income of $161,000 compared to an operating loss of $18,000 in the same quarter last year, an improvement in operating income of $179,000. Foreign currency fluctuations increased reported operating income by $106,000. Operating income in the capacitor business segment increased by $34,000 to $76,000, due to both higher volumes and foreign currency fluctuations. Operating income in the controller business of $126,000 was $96,000 higher than in the third quarter of fiscal 2002. The increase in controller business operating income was mainly due to the positive impact of foreign currency fluctuations partially offset by higher engineering and R&D expense. Unallocated corporate expenses increased by $50,000 compared to the third quarter of last year primarily due to increases in professional fees and insurance expense.

     Other expense in the third quarter of fiscal 2003 was $11,000 compared to other income of $48,000 in the same quarter last year, a difference of $59,000. This was due to lower foreign currency gains in the third quarter of fiscal 2003 compared to the previous year and higher net interest expense.

     Income before income taxes was $150,000, compared to $30,000 in the same quarter last year, a gain of $120,000, half of which was due to foreign currency gains. Income taxes were 35% of pre-tax income, in line with the same quarter last year. Net income was $98,000 compared to $19,000 in the same quarter last year, an increase of $79,000. Basic and fully diluted income per share increased from $.01 in the third quarter of fiscal 2002, to $.03 in the third quarter of fiscal 2003.

Nine months ended June 30, 2003

     Sales in the first nine months of fiscal 2003 were $17,744,000, compared to $16,332,000 in the same period last year, an increase of $1,412,000, or 9%. Foreign currency fluctuations accounted for a $1,590,000 increase in reported sales. Volumes were 1% less than in the same period last year. Volumes in the controller business were 4% lower than in the same period last year. In the capacitor business, volumes were higher by $412,000, or 35%, compared to the first nine months of last fiscal year and foreign currency fluctuations accounted for a further 14% increase in reported sales.

     Revenues in the U.S. controller business decreased by 8%. This was mainly due to lower demand in the airport ground support, aerial lift and mining markets, partially offset by increased sales into the fork lift truck and other electric vehicle markets. Controller volumes in foreign markets decreased by 1%, mainly due to lower demand in the European aerial lift market.

     Gross profit was 38.8% of sales in the first nine months of fiscal 2003 compared to 37.1% in the same period in fiscal 2002. Gross profit increased by $827,000 compared to the first nine months of last fiscal year. Lower volumes caused a $100,000 decrease in gross profit. Foreign currency fluctuations increased reported gross profit by $790,000. Better margins on new products was the main cause of the remaining $137,000 improvement in gross profit.

     Selling, research and administrative expenses were $6,412,000, an increase of $724,000, or 13%, compared to the same period in fiscal 2002. Foreign currency fluctuations increased these expenses by $590,000.
In the first nine months of fiscal 2003 engineering and R&D expense increased by $350,000 mainly due to both increased consulting expense to accelerate the development of new high quality products and foreign currency fluctuations.

     Operating income for the first nine months of fiscal 2003 was $478,000, an increase of $103,000 compared to the same period in fiscal 2002. Foreign currency fluctuations resulted in a $200,000 increase in reported operating income. Operating income for the controller business decreased by $127,000 to $303,000. The main causes of this decrease were lower volumes and higher engineering and R&D expense. In the capacitor business, operating income increased by $188,000, or 114%, to $353,000, mainly due to increased volumes.

     Income before income taxes was $484,000, compared to $403,000 in the same period last fiscal year, an increase of $81,000. Other income was $6,000 compared to $28,000 in the first nine months of fiscal 2002 a decrease of $22,000. The year-to-year swing was mainly due to lower foreign currency translation gains in 2003 and increased net interest expense. Income taxes were 35% of pre-tax income, in line with last year.

     Net income was $315,000 compaired to $262,000 in the same period last fiscal year. Currency fluctuations resulted in an increase in net income of $140,000. This was partially offset by lower volumes and higher research and development expenses resulting in an increase over the same period last fiscal year of $53,000 or 20%. Basic and fully diluted income per share was $.10 per share compared to $.08 per share in the first nine months of fiscal 2002.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the quarter ended June 30, 2003, amounted to $94,000. Cash balances at the end of June 2003 were $462,000 compared to $695,000. At September 30, 2002. The Company had no borrowing under its short-term borrowing facilities in Europe at June 30, 2003 compared to $725,000 at April 1,2003 and no borrowings at October 1,2002.

     In the first nine months of fiscal 2003 net income was $315,000, and operating activities generated $192,000 of cash. Dividend payments for the first nine months of fiscal 2003 amounted to $281,000. Capital expenditure was $466,000 compared to depreciation of $456,000.

     The Company has no long-term debt and has overdraft facilities in the UK of $1,815,000 and of $379,000 in France. The UK overdraft facilities are secured by all of the Company's assets in the UK and the French overdraft facilities are unsecured. Both the UK and French overdraft facilities are due for renewal in September 2003 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

     Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

     As of and for the three months and nine months ended June 30, 2003 approximately 68% and 65% of the Company's revenues and 70% of its assets were denominated in foreign currencies.

Interest Rate Risk

     The Company from time-to-time draws upon its overdraft facility in its European businesses. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of both the Company's investments at June 30, 2003, the risk arising from changes in interest rates was not material.


Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e))have concluded that, as of the June 30,2003, the disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. Our principal executive officer and principal financial officer have identified no change in our "internal control over financial reporting" (as defined in 17 C.F.R. Sections 240.13a-15(f) and 240.15d-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                     PART II.    OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits filed with this report.

        See Exhibit Index immediately preceding the exhibits.

    (b) Reports on Form 8-K.

	A Current Report on Form 8-K was filed on April 24, 2003 (Item 12). The report contained information announcing Tech/Ops Sevcon, Inc.'s earnings release issued on April 22, 2003.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: August 8, 2003              By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer(Principal
                                  financial and chief accounting officer)







               Exhibit Index

Exhibit        Description
-------        -----------
31.1           Certification of Principal Executive Officer pursuant to
               section 302 of the Sarbanes-Oxley Act of 2002.
               Filed herewith.

31.2           Certification of Principal Financial Officer pursuant to
               section 302 of the Sarbanes-Oxley Act of 2002.
               Filed herewith.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.



                                                                EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Boyle, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of Tech/Ops Sevcon,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 8, 2003                                /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


                                                                  EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul A. McPartlin, certify that:
1.     I have reviewed this Quarterly Report on Form 10-Q of Tech/Ops Sevcon,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 8, 2003                                /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 8, 2003                      /s/ Matthew Boyle
                                        -----------------------
                                         Matthew Boyle
                                         Chief Executive Officer



Dated: August 8, 2003                      /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer