Form 10-K
period 2003-09-30
TECH OPS SEVCON INC
filed 2003-12-29
CIK 825411

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-K
      (Mark One)

         Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               For the fiscal year ended September 30, 2003 or

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

            155 NORTHBORO ROAD, SOUTHBOROUGH, MASSACHUSETTS 01772
                  (Address of Principal Executive Offices)

         Registrant's Area Code and Telephone Number (508) 281 5510


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

As of March 31, 2003, 3,125,051 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $10,400,000. As of December 12, 2003, 3,125,051 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 27, 2004 are incorporated by reference into Part III of this report.

INDEX

ITEM

PART I                                                                    PAGE

1.  BUSINESS
      General description                                                    3
      Marketing and sales                                                    3
      Patents                                                                3
      Backlog                                                                3
      Raw materials                                                          3
      Competition                                                            3
      Research and development                                               3
      Environmental regulations                                              4
      Employees and labor relations                                          4
2.  PROPERTIES                                                               4
3.  LEGAL PROCEEDINGS                                                        4
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      4
    EXECUTIVE OFFICERS OF THE REGISTRANT                                     4

PART II
5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS     4
6.  SELECTED FINANCIAL DATA                                                  5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS                                                    5
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              10
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets September 30, 2003 and 2002               11
      Consolidated Statements of Income for the Years ended
        September 30, 2003, 2002 and 2001                                   12
      Consolidated Statements of Comprehensive Income for the Years
        ended September 30, 2003, 2002 and 2001                             12
      Consolidated Statements of Stockholders' Investment for the Years
        ended September 30, 2003, 2002 and 2001                             13
      Consolidated Statements of Cash Flows for the Years ended
        September 30, 2003, 2002 and 2001                                   14
      Notes to Consolidated Financial Statements                            15
      Reports of Independent Certified Public Accountants                   25
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE                                                    26
9A. CONTROLS AND PROCEDURES                                                 26

PART  III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      27
11. EXECUTIVE COMPENSATION                                                  27
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS                                             27
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          27
14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES                                 27

PART  IV
15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      Exhibits                                                              28
      Financial statements and schedules                                    28
      Form 8-K                                                              28
      Signatures of registrant and directors                                29
SCHEDULES
II  RESERVES                                                                32
Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

PART I

ITEM 1 BUSINESS

- General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France and South Korea the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 90% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 10% of sales in fiscal 2003 compared to 11% in fiscal 2002 and 15% in fiscal 2001.

In fiscal 2003 sales were $23,113,000, an increase of $1,241,000, or 6%, compared to the previous year. Foreign currency fluctuations, principally the strength of the Euro and the British pound compared to the US dollar, accounted for an increase of $1,885,000, or 9%, in reported sales. Most of the markets for the Company's products are cyclical and are currently depressed compared to the levels of the five year period up to fiscal 2001. Research and development expense increased by $561,000, or 23%, in fiscal 2003 to $2,976,000. The increase in research and development expense was mainly due to the Company's advanced new product development program using consultants to speed up the development process and supplement the Company's own engineering resources. Due to the depressed state of the Company's markets and the high levels of engineering expense profitability was low. Operating income in fiscal 2003 was $151,000, compared to $45,000 in the previous year. Net income was $83,000, or $.03 per share, compared to $57,000, or $.02 per share, last year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2003 performance.

- Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $8,141,000, $9,054,000 and $12,130,000, in fiscal years 2003, 2002 and 2001, respectively, which accounted for approximately 35%, 41% and 45%, respectively, of total sales. Approximately 54% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 81% of the Company's sales are direct to end customers, with 19% made to the Company's international dealer network. See Note 7 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers.

- Patents

Although the Company has international patent protection for its new product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

- Backlog

Tech/Ops Sevcon's backlog at September 30, 2003 was $2,682,000 compared to $2,460,000 at September 2002, and $2,631,000 at September 2001.

- Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. However, the Company relies on certain suppliers and subcontractors for all of its requirements for certain components, subassemblies, and finished products.

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

- Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $2,976,000 in 2003 compared to $2,415,000 in 2002 and $1,778,000 in 2001. The increase in research and development spending of $561,000, or 23%, in fiscal 2003 was principally due to consultancy costs on advanced new product development.

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

- Employees and labor relations

As of September 30, 2003, the Company employed 166 full-time employees, of whom 17 were in the United States, 138 were in the United Kingdom, 8 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good. The number of employees decreased by 33, or 17%, during fiscal 2003, principally due to the Company's program to outsource certain manufacturing and engineering activities.

ITEM 2 PROPERTIES

The US subsidiary of the Company moved from Burlington, Mass., to Southborough, Mass., during 2003. This subsidiary leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. 5,000 square feet of space is also rented near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Bucheon City, near Seoul, under a lease due to expire in 2004. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer           Age       Position
------------------------------------------------------------------------------
Matthew Boyle              41       President & Chief Executive Officer
Paul A. McPartlin          58       Vice President, Treasurer &
                                    Chief Financial Officer
------------------------------------------------------------------------------

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle has been President and Chief Executive Officer for more than five years. Mr. McPartlin has been Vice President and Chief Financial Officer of the Company for more than five years and was elected Treasurer in January 2000.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown below. At December 12, 2003, there were approximately 263 shareholders of record.

-----------------------------------------------------------------------------
                           Quarter 1  Quarter 2  Quarter 3  Quarter 4    Year
-----------------------------------------------------------------------------
2003 Quarters
Cash dividends per share      $  .03     $  .03     $  .03     $  .03  $  .12
-----------------------------------------------------------------------------
Common stock price per share
  - High                      $ 5.20     $ 5.25     $ 5.95     $ 7.15  $ 7.15
  - Low                         4.25       4.40       4.00       5.20    4.00
-----------------------------------------------------------------------------
2002 Quarters
Cash dividends per share      $  .09     $  .09     $  .09     $  .03  $  .30
-----------------------------------------------------------------------------
Common stock price per share
  - High                      $ 9.95     $10.30     $10.15     $ 8.20  $10.30
  - Low                         7.16       6.45       7.99       4.02    4.02
-----------------------------------------------------------------------------

ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last five years is set out below:

For the Years ended September 30          (in thousands except per share data)
------------------------------------------------------------------------------
                                      2003     2002     2001     2000     1999
------------------------------------------------------------------------------
Net sales                          $23,113  $21,872  $27,002  $30,360  $29,654
Operating income                       151       45    1,652    4,108    4,640
Net income                              83       57    1,101    2,805    3,125
Basic income per share             $   .03  $   .02  $   .35  $   .90  $  1.00
Cash dividends per share           $   .12  $   .30  $   .72  $   .72  $   .72
Average shares outstanding           3,125    3,117    3,110    3,115    3,110
Stockholders' investment             9,648    9,453    9,959   11,272   11,411
Total assets                       $13,734  $13,521  $15,750  $17,209  $18,119
------------------------------------------------------------------------------


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company's anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks discussed under 'Risk Factors' below and throughout this Item 7.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted the following new accounting pronouncements in fiscal 2003. See Notes to Consolidated Financial Statements (1) P. for a more detailed description of these new accounting pronouncements.

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

SFAS #149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" - Adoption did not have a material effect on consolidated financial statements.

SFAS # 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" - Adoption did not have a material effect on consolidated financial statements.

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

The Company believes the following represent its critical accounting policies:

Revenue Recognition

The Company recognizes revenue when title transfers in accordance with its normal trading terms, which is usually upon shipment of its products. Over 98% of the Company's revenues are derived from product shipments. The Company's only post shipment obligation relates to warranty in the normal course of business for which reserves are maintained, which management believes are adequate as described below.

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

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. In fiscal 2003 approximately 35% of the Company's sales were made in US dollars, 26% were made in British pounds and 39% were made in Euros. Over 85% of the Company's cost of sales was incurred in British pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US dollar, the British pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. The length of the hedging period and the percentage of future transactions covered are based on estimates of future transactions, which take into account all of the estimates and judgments involved in projecting future sales, and external advice on foreign currency trends.

Bad Debts

The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers account for approximately 54% of the Company's sales. If the financial condition of any of the Company's customers is worse than estimated or were to deteriorate, resulting in an impairment of their ability to make payments, the Company's results may be adversely affected and additional allowances may be required.

Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. The Company provides for estimated slow-moving and obsolete inventory based on a comparison of inventory levels with forecast future demand. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change, additional inventory write-downs may be required.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Such costs are affected by varying component and labor costs which management takes into account in estimating warranty liability. Should actual product failure rates and repair or replacement costs differ from estimates, the Company's results may be adversely affected and revisions to the estimated warranty liability may be required. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary which could involve the Company in substantial unanticipated expense. There were no significant safety related product recalls during the past three fiscal years.

RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 10, the Company believes that the following represent the most significant risk factors for the Company:

Capital Goods Markets

The Company's customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and are currently depressed. Demand in these markets could decrease further or customers could decide to purchase alternative products. In this event the Company's sales could decrease below its current break even point and there is no certainty that the Company would be able to decrease overhead expenses to enable it to operate profitably.

Materials and subcontractors

The Company relies on certain suppliers and subcontractors for all of its requirements for certain components, subassemblies and finished products. In the event that such suppliers and subcontractors are unable or unwilling to continue supplying the Company, or to meet the Company's cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

Buildings and Insurance

In the controller business the majority of product is produced in a single plant in England. The capacitor business is located in a single plant in Wales. In the event that either of these plants was to be damaged or destroyed there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

Litigation Risk

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense and that its reserves for doubtful accounts are adequate to cover its estimated exposure to this customer.

A) Results of Operations

The table below compares summarized results for the last 3 fiscal years. We believe that the table below is helpful in enabling a better comparison with fiscal 2001 results which are stated both as reported and excluding charges incurred in that year of $1,695,000 before tax, equivalent to $.35 per share. The charges in fiscal 2001 comprised $855,000 relating to the Chapter 11 filing by a major customer, $450,000 for product rectification costs and $390,000 relating to the cost of workforce reductions.

------------------------------------------------------------------------------
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                        Fiscal 2003  Fiscal 2002             Fiscal 2001
------------------------------------------------------------------------------
                             As          As            As              Before
                          Reported    Reported      Reported  Charges  charges
------------------------------------------------------------------------------
Net Sales                  $23,113     $21,872       $27,002  $     -  $27,002
Cost of Sales               14,308      13,909        17,491      743   16,748
------------------------------------------------------------------------------
Gross Profit                 8,805       7,963         9,511     (743)  10,254
Selling, research and
  administrative expenses    8,654       7,918         7,859      952    6,907
------------------------------------------------------------------------------
Operating income               151          45         1,652   (1,695)   3,347
Net income                      83          57         1,101   (1,102)   2,203
Diluted income per share   $  0.03     $  0.02       $  0.35   $(0.35) $  0.70
------------------------------------------------------------------------------

2003 compared to 2002

Sales in fiscal 2003 were $23,113,000 an increase of $1,241,000, or 6%, compared to last year. Revenues in the United States were $8,141,000, a decrease in volumes of $913,000, or 10%, compared to $9,054,000 in fiscal 2002. In Europe and the Far East revenues of $14,972,000 were $2,153,000, or 17%, higher than the revenues of $12,818,000 reported last year. Because these foreign sales were denominated in currencies other than the US dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US dollars. Both the Euro and the British pound strengthened compared to the dollar in 2003 and the net effect of these changes in average foreign currency exchange rates was to increase fiscal 2002 foreign sales when measured in dollars by $1,885,000, or 15%. Therefore shipment volumes in foreign markets were ahead of fiscal 2002 by $268,000, or 2%. On a global basis volumes were $645,000, or 3%, below last year.

In the controls business segment sales were $20,730,000, compared to $20,100,000 last year, an increase in reported revenues of $630,000, or 3%. Foreign currency changes increased reported controls segment revenues by $1,695,000, or 8%. Therefore there was a decrease in shipment volumes of the controls business segment of $1,065,000, or 5%. In the fork lift truck market, the largest end user market for the controls business, sales volumes increased by 3% compared to last year mainly due to business gains in Europe and the Far East. Aerial lift volumes were down by 14% compared to fiscal 2002 and airport ground support volumes decreased by 41% compared to the already depressed conditions last year. In both of these end user markets the world-wide slowdown in capital spending was the main cause of the decrease. Sales into the mining equipment end user market in the United States decreased by 13% due to lower demand for coal. Sales into other electric vehicle markets, such as neighborhood electric vehicles, burden carriers and sweepers, increased by 13% compared to the prior fiscal year. Growth in the other electric vehicle market was adversely impacted by the end of production of the Ford Th!nk neighborhood electric vehicle early in fiscal 2003.

In the capacitor business segment sales were $2,383,000 compared to $1,772,000 in last fiscal year, a gain of $611,000, or 34%. The change in the exchange rate of the British pound compared to the US dollar increased sales measured in dollars by $190,000, or 11%, compared to the previous year, therefore capacitor shipment volumes were up by $421,000, or 24%. Both the railway signaling and professional high-end audio equipment end markets recorded higher volumes compared to last year.

Cost of sales was $14,308,000, compared to $13,909,000 in fiscal 2002 and increase of $399,000, or 3%, compared to last year. This compares to an increase in sales of $1,241,000, or 6%. Gross profit in fiscal 2003 was $8,805,000, or 38.1% of sales, compared to $7,963,000, or 36.4% of sales, in
2002. Foreign currency fluctuations increased reported gross profit by $780,000 compared to the prior year. Excluding the effects of foreign currency changes, gross profit increased by $62,000 and gross profit was 37.0% of sales, an increase of 0.6% compared to last year. Over the past several years the Company has outsourced a significant proportion of its manufacturing to Eastern Europe and this program is now complete. This has resulted in lower product costs. In the fourth quarter of this fiscal year, there was an increase in the reserves for slow moving and obsolete inventory of $205,000, which adversely impacted gross profit. This resulted from a detailed review of inventories in connection with the outsourcing program.

Selling, research and administrative expenses (operating expenses) were $8,654,000 compared to $7,918,000 last year, an increase of $736,000, or 9%.
Foreign currency fluctuations resulted in an increase in reported operating expenses of $470,000. Before the effects of foreign currencies operating expenses increased by $266,000, or 3%. In fiscal 2003 the Company incurred consultancy costs of $915,000 principally due to accelerated new product engineering, which compares to $543,000 for new product engineering and new computer systems consultancy last year. In fiscal 2002 the Company incurred an additional expense of $209,000 relating to its UK pension plan. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses        (in thousands of dollars)
------------------------------------------------------------------------------
Reported expense in fiscal 2003                                       $ 8,654
Reported expense in fiscal 2002                                         7,918
------------------------------------------------------------------------------
Increase in expense                                                       736
------------------------------------------------------------------------------
Increase (decrease) due to:
   Effect of exchange rate changes                                        470
   Additional consultancy costs in fiscal 2003                            372
   Additional pension expense recorded in fiscal 2002                    (209)
   Other increases in operating expense - net,                            103
------------------------------------------------------------------------------
Total increase in selling research and administrative
   expenses in fiscal 2003                                                736
------------------------------------------------------------------------------

Operating income in fiscal 2003 was $151,000 compared to $45,000 in fiscal 2002, an increase of $106,000. Foreign currency changes resulted in a $310,000 increase in operating income therefore there was a year-to-year decrease in operating income of $204,000 before the impact of currencies. The decrease in operating income before the currency impact was mainly due to a 5% decrease in shipment volumes and higher operating expenses, less the small improvement in gross profit percentage.

Interest expense in fiscal 2003 was $57,000 compared to $39,000 in the prior year, due to higher short-term borrowing in Europe. Interest income was $2,000 compared to $9,000 in the prior year, due to lower cash balances. Other income, mainly due to foreign currency gains, was $32,000 compared to $73,000 in the previous year.

Income before income taxes was $128,000 in fiscal 2003, an increase of $40,000 compared to last year. Income taxes were 35.2% of pre-tax income in both fiscal 2003 and 2002. Net income in fiscal 2003 was $83,000, or $.03 per share, both basic and diluted. In fiscal 2002 net income was $57,000, or $.02 per share, both basic and diluted. Net income increased by $26,000 or $.01 per share compared to last year.

2002 compared to 2001

Sales in fiscal 2002 were $21,872,000 a decrease of $5,130,000, or 19%, compared to fiscal 2001. Revenues in the United States were $9,054,000 compared to $12,132,000 in fiscal 2001, a decrease in volumes of 25%. In Europe and the Far East revenues of $12,818,000 compared to $14,870,000 in 2001, a decrease of $2,052,000, or 14%. Because these foreign sales were denominated in currencies other than the US dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US dollars. Both the Euro and the British pound strengthened compared to the dollar in 2002 and the net effect of these changes in average foreign currency exchange rates was to increase fiscal 2002 sales when measured in dollars by $500,000, or 2%. Therefore shipment volumes in foreign markets decreased by $2,552,000, or 17%, compared to 2001.

In the controls business segment sales were $20,100,000, a decrease of $4,736,000, or 19%, compared to the prior year when sales were $24,836,000. In the fork lift truck market, the largest end user market for the controls business, sales decreased by 18% compared to 2001. Aerial lift sales were down by 38% compared to fiscal 2001. In both of these end user markets the world-wide slowdown in capital spending was the main cause of the decrease. Sales into the mining equipment end user market in the USA decreased by 11% due to lower demand for coal. Sales into the airport ground support market, principally for baggage handling vehicles, decreased sharply following the tragic events of September 11, 2001, when airlines cut back sharply on spending, and were down by 41% compared to the prior year. Sales into other electric vehicle markets, such as neighborhood electric vehicles, burden carriers and sweepers, increased by over 90%, mainly due to increased sales of accessory products.

In the capacitor business segment sales were $1,772,000 compared to $2,166,000 in fiscal 2001, a decrease of 18%, mainly due to lower demand in most markets served by ICW. Foreign currency fluctuations increased sales measured in dollars by $50,000, or 2% compared to the previous year. Capacitor shipment volumes were 20% lower than 2001. Both the railway signaling and professional high-end audio equipment end markets were depressed compared to 2001.

Cost of sales in fiscal 2002 was $13,909,000, a decrease of $3,582,000, or 20% compared to the prior year. Gross profit in fiscal 2002 was $7,963,000, or 36.4% of sales, compared to $9,511,000, or 35.2% of sales, in 2001. In fiscal 2001 the Company recorded charges which reduced gross profit by $743,000 relating to product rectification and the bankruptcy of a major customer. Before these charges, gross profit in fiscal 2001 was 38.0% of sales. Thus the gross profit percentage in fiscal 2002 was 1.6% of sales lower than gross profit before charges in the prior year. Foreign currency fluctuations reduced reported gross profit in fiscal 2002 by 0.4% of sales compared to the prior year. The remaining year-to year decrease in gross profit percentage was mainly due to adverse sales mix.

Selling, research and administrative expenses were $7,918,000 in 2002 compared to $7,859,000 in 2001, an increase of $59,000, or 1%. In fiscal 2001 charges of $952,000 relating to the bankruptcy of a major customer and the cost of a 20% workforce reduction were included in selling, research and administrative expenses. Before these charges in fiscal 2001, selling, research and administrative expenses amounted to $6,907,000. In fiscal 2002 the Company incurred additional consultancy costs of $543,000 principally due to accelerated new product engineering and new computer systems. Foreign currency fluctuations resulted in a $150,000 increase in reported expense. In fiscal 2002 the Company incurred an additional expense of $209,000 relating to its UK pension plan. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses        (in thousands of dollars)
------------------------------------------------------------------------------
Reported expense in fiscal 2002                                       $ 7,918
Reported expense in fiscal 2001                                         7,859
------------------------------------------------------------------------------
Increase in expense                                                        59
------------------------------------------------------------------------------
Increase (decrease) due to:
   Charges in fiscal 2001 for customer bankruptcy and
     workforce reduction                                                 (952)
   Additional consultancy costs in fiscal 2002                            543
   Effect of exchange rate changes                                        150
   Additional pension expense in the UK                                   209
------------------------------------------------------------------------------
   Other increases in operating expense - net                             109
------------------------------------------------------------------------------
Total increase in selling research and administrative
   expenses in fiscal 2002                                                 59
------------------------------------------------------------------------------

Operating income in fiscal 2002 was $45,000 compared to $1,652,000 in fiscal 2001, a decrease of $1,607,000. This decrease was mainly due to lower volumes which decreased income by approximately $2,750,000, the decrease in income in 2002 of $543,000 due to additional consultancy expense which was partially offset by the net impact of charges of $1,695,000 in fiscal 2001 relating to customer bankruptcy, product rectification and workforce reduction costs. Operating income was 0.2% of sales in 2002 compared to 6.1% of sales in the prior year.

Interest expense in fiscal 2002 was $39,000 compared to $13,000 in the prior year due to increased short-term borrowing in Europe. Interest income was $9,000 compared to $26,000 in the prior year due to lower cash balances. Other income, mainly due to foreign currency gains, was $73,000 compared to $49,000 in the previous year.

Income before income taxes was $88,000 in fiscal 2002, a decrease of $1,626,000 compared to 2001. Income taxes were 35.2% of pre-tax income compared to 35.8% in fiscal 2001. The decrease in the average tax rate was mainly due to higher foreign tax credits in fiscal 2002. Net income was $57,000, or $.02 per share, both basic and diluted. In fiscal 2001 net income was $1,101,000, or $.35 per share, both basic and diluted. Net income per share decreased by $.33 per share compared to 2001.

B) Liquidity and Capital Resources

The Company's cash flow from operating activities for fiscal 2003 was $447,000 compared to $1,407,000 last year. Acquisitions of property, plant and equipment amounted to $564,000 compared to $287,000 in fiscal 2002. Quarterly dividend payments were at the rate of $.03 per share throughout fiscal 2003. In fiscal 2002 quarterly dividends were reduced twice, from $.18 per share to $.09 per share in the first quarter and then to $.03 per share in the fourth quarter. In fiscal 2003 dividend payments amounted to $375,000 compared to $1,401,000 in 2002. Exchange rate changes increased cash by $321,000 in fiscal 2003 compared to $147,000 last year. In fiscal 2003 cash balances decreased by $171,000. The main changes in working capital in fiscal 2003 which decreased by $10,000, were an increase in receivables of $150,000 due to higher shipments, and decreased inventories of $138,000. Accounts payable increased by $84,000, and income taxes payable decreased by $8,000.

The Company has no long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $1,827,000 and in France of $117,000. These facilities were unused at September 30, 2003 and September 30, 2002. During fiscal 2003 the peak borrowing under these facilities was $1,131,000 and the average level of borrowing was $544,000. The UK overdraft facilities are secured by all of the Company's assets in the UK and are due for renewal in September 2004 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2004 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 30, 2003 the Company's cash balances were $524,000 and there was no short-term or long-term debt. The Company has, since January 1990, maintained a program of regular cash dividends. The dividends amounted to $94,000 per quarter in fiscal 2003. In the opinion of management, the Company's requirements for working capital to meet future business growth can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. The Company's capital expenditures are not expected, on average over a two to three year period, to exceed the depreciation charge which over the last three fiscal years averaged $546,000. There were no significant capital expenditure commitments at September 30, 2003. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.

C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

D) Contractual Obligations

Set out below are the Company's contractual obligations at September 30, 2003:

                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                 Less than                           More than
                        Total      1 year    1-3 years   3-5 years     5 years
------------------------------------------------------------------------------
Long-term debt
  obligations          $    -      $    -      $    -     $     -      $     -
------------------------------------------------------------------------------
Capital lease
  obligations               -           -           -           -            -
------------------------------------------------------------------------------
Operating lease
  obligations           2,864         202         384         384        1,894
------------------------------------------------------------------------------
Purchase obligations    1,385       1,385           -           -            -
------------------------------------------------------------------------------
Other long term
  liabilities               -           -           -           -            -
------------------------------------------------------------------------------


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company-s operations are sensitive to a number of market factors any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 5 to the Company's Consolidated Financial Statements included under Item 8 and other risks are described under the caption Risk Factors in Management's discussion and analysis of financial condition and results of operations above.

Foreign currency risk

The Company manufactures products principally in the United Kingdom and sells products world-wide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates. In addition, the translation of the sales and income of foreign subsidiaries into US dollars is also subject to fluctuations in foreign currency exchange rates. The Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are contained in Note (1) J. to the Company's consolidated financial statements included under Item 8.

Because the difference between the spot and hedged foreign exchange rates at September 30, 2003 was less than 2%, and amounted to $16,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at September 30, 2003 the risk arising from changes in interest rates was not material.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2003 and 2002    (in thousands of dollars except per share data)
------------------------------------------------------------------------------
ASSETS                                                         2003      2002
------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                $   524   $   695
   Receivables, net of allowances for doubtful accounts
     of $295 in 2003 and $356 in 2002                         4,088     3,938
   Inventories                                                3,999     4,137
   Prepaid expenses and other current assets                    762       539
------------------------------------------------------------------------------
Total current assets                                          9,373     9,309
------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land and improvements                                         23        22
   Buildings and improvements                                 2,008     1,950
   Equipment                                                  6,069     5,941
------------------------------------------------------------------------------
                                                              8,100     7,913
     Less: accumulated depreciation and amortization          5,174     5,136
------------------------------------------------------------------------------
Net property, plant and equipment                             2,926     2,777
------------------------------------------------------------------------------
Goodwill                                                      1,435     1,435
------------------------------------------------------------------------------
Total assets                                                $13,734   $13,521
------------------------------------------------------------------------------
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                         $ 1,490   $ 1,406
   Dividend payable                                              94        94
   Accrued compensation and related costs                       792       720
   Other accrued expenses                                     1,481     1,595
   Accrued and deferred taxes on income                         152       160
------------------------------------------------------------------------------
Total current liabilities                                     4,009     3,975
------------------------------------------------------------------------------
Deferred taxes on income                                         77        93
------------------------------------------------------------------------------
Commitments and contingencies (note 5)
------------------------------------------------------------------------------

Stockholders' investment
   Preferred stock, par value $.10 per share - authorized -
     1,000,000 shares; outstanding - none                         -         -
   Common stock, par value $.10 per share - authorized -
     8,000,000 shares; outstanding 3,125,051 shares in
     2003 and 2002                                              313       313
   Premium paid in on common stock                            4,047     4,047
   Retained earnings                                          5,897     6,189
   Cumulative other comprehensive loss                         (609)   (1,096)
------------------------------------------------------------------------------
Total stockholders' investment                                9,648     9,453
------------------------------------------------------------------------------
Total liabilities and stockholders' investment              $13,734   $13,521
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2003, 2002 and 2001
                                        (in thousands except per share data)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Net sales                                         $23,113   $21,872   $27,002
------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                   14,308    13,909    17,491
   Selling, research and administrative             8,654     7,918     7,859
------------------------------------------------------------------------------
                                                   22,962    21,827    25,350
------------------------------------------------------------------------------
Operating income                                      151        45     1,652
Interest expense                                      (57)      (39)      (13)
Interest income                                         2         9        26
Other income, net                                      32        73        49
------------------------------------------------------------------------------
Income before income taxes                            128        88     1,714
Income taxes                                          (45)      (31)     (613)
------------------------------------------------------------------------------
Net income                                        $    83   $    57   $ 1,101
------------------------------------------------------------------------------
Basic income per share                            $   .03   $   .02   $   .35
------------------------------------------------------------------------------
Diluted income per share                          $   .03   $   .02   $   .35
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries


For the Years ended September 30, 2003, 2002 and 2001
                                                    (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Net income                                        $    83   $    57   $ 1,101
Foreign currency translation adjustment               481       473       (41)
Changes in fair market value of cash flow hedges        6      (104)      (85)
------------------------------------------------------------------------------
Comprehensive income                              $   570   $   426   $   975
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2003, 2002 and 2001
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                                  Premium
                                     paid             Cumulative       Total
                                    in on                  other      stock-
                  Common Treasury  common Retained comprehensive     holders'
                   stock    stock   stock earnings  income (loss) investment
------------------------------------------------------------------------------
Balance September
  30, 2000       $   311  $     - $ 3,925  $ 8,375       $(1,339)    $11,272
Net income             -        -       -    1,101             -       1,101
Dividends ($.72
  per share)           -        -       -   (2,239)            -      (2,239)
Purchase of
  treasury stock       -      (49)      -        -             -         (49)
Currency trans-
  lation adjustment    -        -       -        -           (41)        (41)
Change in fair
  market value of
  cash flow hedge      -        -       -        -           (85)        (85)
------------------------------------------------------------------------------
Balance September
  30, 2001           311      (49)  3,925    7,237        (1,465)      9,959
Net income             -        -       -       57             -          57
Dividends ($.30
  per share)           -        -       -     (935)            -        (935)
Currency trans-
  lation adjustment    -        -       -        -           473         473
Exercise of
  stock options        2       49     136     (170)            -          17
Tax effect of
  exercise of
  stock options        -        -     (14)       -             -         (14)
Change in fair
  market value of
  cash flow hedge      -        -       -        -          (104)       (104)
------------------------------------------------------------------------------
Balance September
  30, 2002           313        -   4,047    6,189        (1,096)      9,453
Net income             -        -       -       83             -          83
Dividends ($.12
  per share)           -        -       -     (375)            -        (375)
Currency translation
  adjustment           -        -       -        -           481         481
Change in fair
  market value of
  cash flow hedge      -        -       -        -             6           6
------------------------------------------------------------------------------
Balance September
  30, 2003        $  313   $    -  $4,047   $5,897         $(609)     $9,648
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2003, 2002 and 2001
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Cash flow from operating activities:
Net income                                        $    83   $    57   $ 1,101
Adjustments to reconcile net income to net cash
  from operating activities:
   Depreciation and amortization                      575       544       518
   Deferred tax provision / benefit                  (201)     (124)      (25)
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
      Receivables                                    (150)    1,207       987
      Inventories                                     138       705    (1,158)
      Prepaid expenses and other current assets       (32)      122       173
      Accounts payable                                 84    (1,205)      226
      Accrued compensation and expenses               (42)      243      (275)
      Accrued and deferred taxes on income             (8)     (142)      (71)
------------------------------------------------------------------------------
Net cash generated from operating activities          447     1,407     	1,476
------------------------------------------------------------------------------
Cash flow (used by) generated from investing
  activities:
   Acquisition of property, plant and equipment      (564)     (287)     (431)
   Acquisition and disposal of short-term
     investments                                        -         -       591
------------------------------------------------------------------------------
Net cash (used by) generated from investing
  activities                                         (564)     (287)      160
------------------------------------------------------------------------------
Cash flow used by financing activities:
   Purchase of common stock                             -      (170)      (49)
   Exercise of stock options                            -       187         -
   Dividends paid                                    (375)   (1,401)   (2,240)
------------------------------------------------------------------------------
   Net cash used by financing activities             (375)   (1,384)   (2,289)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash               321       147       (77)
------------------------------------------------------------------------------
Net decrease in cash                                 (171)     (117)     (730)
Beginning balance - cash and cash equivalents         695       812     1,542
------------------------------------------------------------------------------
Ending balance - cash and cash equivalents        $   524   $   695   $   812
------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                     $   237   $   238   $   590
   Cash paid for interest                         $    57   $    39   $    13
------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing
  activity:
   Dividend declared                              $    94   $    94   $   560
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tech/Ops Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SA and Sevcon Asia Limited. All material intercompany transactions have been eliminated. Certain prior year income statement amounts have been reclassified to conform to the current classification of expenses.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company's only post shipment obligation relates to warranty in the normal course of business for which adequate ongoing reserves are maintained.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $2,976,000 in 2003, $2,415,000 in 2002 and $1,778,000 in 2001. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 12.9% of sales in 2003 compared to 11.0% in 2002 and 6.6% in 2001.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings and seven years for equipment. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

SFAS # 123 "Accounting for Stock-Based Compensation" as amended by SFAS #148 "Accounting for Stock-Based Compensation - Transition and Disclosure" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting prescribed by APB #25 "Accounting for Stock Issued to Employees". The Company is evaluating the transition options under SFAS #148 and continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equaled the following pro forma amounts:

------------------------------------------------------------------------------
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Net income                     As reported        $    83   $    57   $ 1,101
                               Pro forma               17         4     1,037

Basic net income per share     As reported        $   .03   $   .02   $   .35
                               Pro forma          $   .01   $   .00   $   .33

Diluted net income per share  As reported         $   .03   $   .02   $   .35
                              Pro forma           $   .01   $   .00   $   .33
------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2003: risk-free interest rate of 3%; expected dividend yield of 2.7%; expected life of 7 years; expected volatility of 47%.

F. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns.

G. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and are comprised of:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                            2003         2002
------------------------------------------------------------------------------
Raw materials                                            $ 1,963      $ 2,096
Work-in-process                                              207          594
Finished goods                                             1,829        1,447
------------------------------------------------------------------------------
                                                         $ 3,999      $ 4,137
------------------------------------------------------------------------------

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company's reserves. The only exception to this was a loss in fiscal 2001 of $562,000 relating to the Chapter 11 filing of a major customer.

I. Translation of foreign currencies

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

J. Derivative instruments and hedging

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

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. Approximately 35% of the Company's sales are made in US dollars, 26% are made in British pounds and 39% are made in Euros. Over 80% of the Company's cost of sales is incurred in British pounds. This results in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of US dollar, the British pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2003, the Company had effectively hedged approximately 8% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2003 and 2002. The information is provided in US dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:

------------------------------------------------------------------------------
                                 (in thousands, except average contract rates)
------------------------------------------------------------------------------
                                 2003                         2002
------------------------------------------------------------------------------
                         Notional   Average           Notional   Average
                         Amount     Contract Rate     Amount     Contract Rate
------------------------------------------------------------------------------
Sell Euros for British
  Pounds                 $  699  1.43Euro = 1GBP        $    -      $        -
Sell US Dollars for
  British Pounds         $  450     $1.60 = 1GBP        $  550      $1.56 =1GBP
------------------------------------------------------------------------------
Total                    $1,149                       $  550
------------------------------------------------------------------------------
Estimated fair value *   $    9                       $    4
------------------------------------------------------------------------------
Amount recorded as other
  comprehensive income   $    5                       $ (104)
------------------------------------------------------------------------------

* The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

K. Cash equivalents and short-term investments

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. Highly liquid investments with maturities greater than 90 days and less than one year are classified as short-term investments.

Such investments are generally money market funds, bank certificates of deposit, US Treasury bills and short-term bank deposits in Europe.

L. Earnings per share

Basic and diluted net income per common share for the three years ended September 30, 2003 are calculated as follows:

------------------------------------------------------------------------------
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Net income                                        $    83   $    57   $ 1,101
Weighted average shares outstanding                 3,125     3,117     3,110
Basic income per share                            $   .03   $   .02   $   .35
------------------------------------------------------------------------------
Options outstanding - common stock equivalents          4         7        16
Average common and common equivalent shares
  outstanding                                       3,129     3,124     3,126
Diluted income per share                          $   .03   $   .02   $   .35
------------------------------------------------------------------------------

M. Use of estimates in the preparation of financial statements

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

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2003, approximates fair value due to the short-term nature of these instruments.

O. Goodwill

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as "goodwill". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has diminished. The Company considers the future profitability of the business in assessing the value of this asset. The excess related to acquisitions initiated prior to November 1, 1970 ($1,435,000) is not being amortized, since in the opinion of management there has been no diminution in the value of the excess related to these acquisitions.

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

P. New Accounting Pronouncements [U1]

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial position or results of operations of the Company.

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

In July 2002, the FASB issued SFAS No. 146 'Accounting for Costs Associated with Exit or Disposal Activities', which became effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations of the Company.

On December 31, 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation - Transition and Disclosure', amending FASB Statement No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company continues to account for stock option plans under APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations while evaluating the transition options under SFAS No. 148. The Company has adopted the disclosure requirements of SFAS No. 148.[U2]

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and
(3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial position or results of operations of the Company.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

In connection with the exercise of employee stock options, the Company repurchased 18,569 'mature' shares from employees in fiscal 2002.

In fiscal 2001 the Company purchased 5,200 shares of its common stock for treasury stock at a total cost of $49,000. No such shares were purchased in fiscal years 2003 or 2002. These shares were issued to satisfy options exercised by employees in fiscal 2002.

(3) STOCK-BASED COMPENSATION PLANS

There were 116,000 shares reserved under the Company's 1996 Equity Incentive Plan at September 30, 2003. In January 2003 shareholders approved an additional 150,000 shares under the 1996 Equity Incentive Plan. Options for 77,000 shares were granted in fiscal 2003 and options for 10,000 shares were granted in fiscal 2002. Options for 34,000 shares were exercised in fiscal 2002 and in connection with the exercise of these options the Company repurchased 18,569 mature shares from employees resulting in a net increase in issued shares of 15,431. No options were granted or exercised in fiscal 2001.

Recipients of grants or options must execute a standard form of non-competition agreement. Options granted are exercisable at a price not less than fair market value on the date of grant. This plan also provides for the grant of Stock Appreciation Rights (SARs), either separately, or in relation to options granted, and for the grant of bonus shares. No SARs or bonus shares have been granted.

In January 1998 the stockholders approved the 1998 Directors Option Plan reserving 50,000 shares for issue under the plan. Options for 5,000 shares were granted to a new director in July 2003 and are outstanding. Options for a total of 25,000 shares granted to 5 directors in 1998 are also outstanding.

Option transactions under the plans for the three years ended September 30, 2003 were as follows:

----------------------------------------------------------------------------
                                          Shares under     Weighted average
                                             option         exercise price
----------------------------------------------------------------------------
Outstanding at September 30, 2000            170,500           $ 11.25
Cancelled in 2001                            (27,000)            11.53
----------------------------------------------------------------------------
Outstanding at September 30, 2001            143,500             11.20
Granted in 2002                               10,000              9.60
Cancelled in 2002                             (5,000)            13.97
Exercised in 2002                            (34,000)             4.97
-----------------------------------------------------------------------------
Outstanding at September 30, 2002            114,500             12.79
Granted in 2003                               82,000              4.47
Cancelled in 2003                             (3,500)            10.91
------------------------------------------------------------------------------
Outstanding at September 30, 2003            193,000           $  9.29
------------------------------------------------------------------------------
Exercisable at September 30, 2003             52,700           $ 13.19
------------------------------------------------------------------------------

Details of options outstanding at September 30, 2003 were as follows:

----------------------------------------------------------------------------
                               Shares                Weighted average
Price range                 under option        remaining contractual life
----------------------------------------------------------------------------
$ 4.37 - $ 6.56                82,000                    10 years
$ 6.57 - $ 9.85                10,000                     8 years
$ 9.86 - $14.79                76,000                     5 years
$14.80 - $22.20                25,000                     4 years
------------------------------------------------------------------------------
                              193,000                     6 years
------------------------------------------------------------------------------

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
    Domestic                                      $  (497)  $   215   $   815
    Foreign                                           625      (127)      899
------------------------------------------------------------------------------
                                                  $   128   $    88   $ 1,714
-----------------------------------------------------------------------------

The components of the provision / (benefit) for income taxes for the years ended September 30, 2003, 2002 and 2001 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                               2003
------------------------------------------------------------------------------
                                               Current     Deferred     Total
    Federal                                    $     0     $  (151)   $  (151)
    State                                            5         (31)       (26)
    Foreign                                        241         (19)       222
------------------------------------------------------------------------------
                                               $   246     $  (201)   $    45
------------------------------------------------------------------------------
                                                               2002
------------------------------------------------------------------------------
                                               Current     Deferred     Total
    Federal                                    $    80      $  (31)   $    49
    State                                           35          (6)        29
    Foreign                                         40         (87)       (47)
------------------------------------------------------------------------------
                                               $   155      $ (124)   $    31
------------------------------------------------------------------------------
                                                               2001
------------------------------------------------------------------------------
                                               Current     Deferred     Total
    Federal                                    $   250      $    -    $   250
    State                                           72           -         72
    Foreign                                        310         (19)       291
------------------------------------------------------------------------------
                                               $   632      $  (19)   $   613
------------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Statutory Federal income tax rate                     34%       34%       34%
Computed tax provision at statutory rate          $    44   $    30   $   583
Increases (decreases) resulting from:
   Foreign tax rate differentials                     (23)       (5)      (25)
   State taxes net of federal tax benefit             (17)       19        48
   Foreign tax credits and other                       41       (23)        7
------------------------------------------------------------------------------
Income tax provision in the Statement of Income   $    45   $    31   $   613
------------------------------------------------------------------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provide for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2003 and 2002 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                             2003
------------------------------------------------------------------------------
                                              Domestic    Foreign     Foreign
                                               current    current   long-term
------------------------------------------------------------------------------
Assets:
   Pension accruals (prepaid)                  $   257    $   (2)    $     -
   Inventory basis differences                     107        37           -
   Warranty reserves                                62         -           -
   Foreign tax credit carry forwards               123         -           -
   Other (net)                                     124        22           -
------------------------------------------------------------------------------
                                                   673        57           -
Liabilities:
   Property basis differences                        -         -         (77)
------------------------------------------------------------------------------
Net asset (liability)                              673        57         (77)
Valuation allowance                               (220)        -           -
------------------------------------------------------------------------------
Net deferred tax asset (liability)             $   453    $   57     $   (77)
------------------------------------------------------------------------------
                                                            2002
------------------------------------------------------------------------------
                                              Domestic    Foreign     Foreign
                                               current    current   long-term
------------------------------------------------------------------------------
Assets:
   Pension accruals                            $   222    $     8     $     -
   Inventory basis differences                     114         28           -
   Warranty reserves                                62          -           -
   Other (net)                                      93         18           -
------------------------------------------------------------------------------
                                                   491         54           -
Liabilities:
   Property basis differences                        -          -         (93)
------------------------------------------------------------------------------
Net asset (liability)                              491         54         (93)
Valuation allowance                               (220)         -           -
------------------------------------------------------------------------------
Net deferred tax asset (liability)             $   271    $    54      $  (93)
------------------------------------------------------------------------------

(5) COMMITMENTS AND CONTINGENCIES

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense and that its reserves for doubtful accounts are adequate to cover its estimated exposure to this customer.

Tech/Ops Sevcon is involved in various other legal proceedings but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2003 was $205,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2004 - $202,000; 2005 - $192,000; 2006 -
$192,000; 2007 - $192,000; 2008 - $192,000 and $1,894,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $195,000 in 2003, $178,000 in 2002, and $177,000 in 2001.

The UK subsidiaries of the Company have given to a bank a security interest in all of their assets as security for overdraft facilities of $1,827,000.

(6) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                               2003      2002
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                     $11,010   $ 8,951
Service cost                                                    432       394
Interest cost                                                   773       667
Plan participants contributions                                 194       171
Actuarial (gain) loss                                          (373)      396
Benefits paid                                                  (109)     (190)
Foreign currency exchange rate changes                          559       621
------------------------------------------------------------------------------
Benefit obligation at end of year                            12,486    11,010
------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                9,828     7,024
Return on plan assets (a)                                       (57)    1,770
Employer contributions                                          452       491
Plan participants contributions                                 201       171
Benefits paid                                                  (112)     (190)
Foreign currency exchange rate changes                          485       562
------------------------------------------------------------------------------
Fair value of plan assets at end of year                     10,797     9,828
------------------------------------------------------------------------------
Funded status                                                (1,689)   (1,182)
Unrecognized transition obligation (asset)                       (6)       (8)
Unrecognized prior service cost                                 656       669
Unrecognized net actuarial (gain) loss                          613       136
------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                              $  (426)  $  (385)
------------------------------------------------------------------------------

(a) Return on plan assets includes an adjustment for changes in fair value related to prior years and an increase from the conversion of the UK plan from a conventional with profits policy to a unitized with profits policy.

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service cost                                    $   432   $   394   $   437
  Interest cost                                       773       667       632
  Expected return on plan assets                     (775)     (563)     (576)
  Amortization of transition obligation                (2)      (35)      (53)
  Amortization of prior service cost                   49        44         -
  Recognized net actuarial gain (loss)                  -        17        18
------------------------------------------------------------------------------
  Net periodic benefit cost (b)                   $   477   $   524   $   458
------------------------------------------------------------------------------
  Net cost of defined contribution plans          $    27   $    24   $    24
------------------------------------------------------------------------------

(b) Pension expense in the accompanying statement of income for 2002 includes the net periodic benefit cost plus an additional expense of $209,000 related to the UK pension plan.

Plan assets include marketable equity securities, corporate and government debt securities, deferred annuities (primarily insurance contracts in the UK), cash and other short-term investments. The average discount rate was 6.26% in 2003 and 6.75% in 2002. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.25% in 2003 and 4.75% in 2002. The expected long-term rate of return on assets was 7.0% in 2003 and 8% in 2002. The reductions in these assumptions reflect actuarial advice and changing market conditions and experience.

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

The accounting policies of the segments are the same as those described in
Note 1. Intersegment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                         2003
------------------------------------------------------------------------------
                                     Controls  Capacitors  Corporate     Total
------------------------------------------------------------------------------
Sales to external customers           $20,730     $ 2,383    $     -   $23,113
Inter-segment revenues                      -         326          -       326
Operating income                          (53)        476       (272)      151
Depreciation and amortization             488          87          -       575
Identifiable assets                    11,989       1,238        507    13,734
Capital expenditures                      549          15          -       564
------------------------------------------------------------------------------
                                                         2002
------------------------------------------------------------------------------
                                     Controls  Capacitors  Corporate     Total
------------------------------------------------------------------------------
Sales to external customers           $20,100     $ 1,772    $     -   $21,872
Inter-segment revenues                      -         662          -       662
Operating income                           79         199       (233)       45
Depreciation and amortization             457          87          -       544
Identifiable assets                    11,789       1,406        326    13,521
Capital expenditures                      279           8          -       287
------------------------------------------------------------------------------
                                                         2001
------------------------------------------------------------------------------
                                     Controls  Capacitors  Corporate     Total
------------------------------------------------------------------------------
Sales to external customers           $24,836     $ 2,166    $     -   $27,002
Inter-segment revenues                      -         342          -       342
Operating income                        1,444         442       (234)    1,652
Depreciation and amortization             433          85          -       518
Identifiable assets                    14,067       1,284        399    15,750
Capital expenditures                      323         108          -       431
------------------------------------------------------------------------------

The Company has businesses located in the United States, the United Kingdom, France and Korea. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2003      2002      2001
------------------------------------------------------------------------------
Sales:-
US sales                                          $ 8,141   $ 9,054   $12,132
Foreign sales:
  United Kingdom                                   11,687     9,560    10,950
  France                                            3,274     3,252     3,910
  Korea                                                11         6        10
------------------------------------------------------------------------------
Total Foreign                                      14,972    12,818    14,870
------------------------------------------------------------------------------
Total sales                                       $23,113   $21,872   $27,002
------------------------------------------------------------------------------
Long-lived assets:
  USA                                             $ 1,571   $ 1,514   $ 1,563
  United Kingdom                                    2,740     2,624     2,623
  France                                               46        68        94
  Korea                                                 4         6        13
------------------------------------------------------------------------------
Total                                             $ 4,361    $4,212   $ 4,293
------------------------------------------------------------------------------

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

In fiscal 2003 Tech/Ops Sevcon's largest customer accounted for 10% of sales and for 5% of receivables. In 2002 the largest customer accounted for 11% of sales and 9% of receivables. In 2001 the largest customers accounted for 15% of sales and 12% of receivables.

(8) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 2003 and 2002 is set out below:
                                        (in thousands except per share data)
------------------------------------------------------------------------------
                                First    Second     Third    Fourth     Total
                              Quarter   Quarter   Quarter   Quarter      Year
------------------------------------------------------------------------------
2003 Quarters
Net sales                     $ 5,645   $ 6,138   $ 5,961   $ 5,369   $23,113
Gross profit *                  2,127     2,416     2,347     1,915*    8,805
Operating income *                 14       303       161      (327)*     151
Net income                          6       211        98      (232)       83
------------------------------------------------------------------------------
Basic income per share        $   .00   $   .07   $   .03   $  (.07)  $   .03
------------------------------------------------------------------------------
Diluted income per share      $   .00   $   .07   $   .03   $  (.07)  $   .03
------------------------------------------------------------------------------
2002 Quarter
------------------------------------------------------------------------------
Net sales                     $ 5,402   $ 5,575   $ 5,355   $ 5,540   $21,872
Gross profit                    1,981     2,147     1,935     1,900     7,963
Operating income **                92       301       (18)     (330)**     45
Net income                         51       192        19      (205)       57
------------------------------------------------------------------------------
Basic income per share        $   .02   $   .06   $   .01   $  (.07)  $   .02
------------------------------------------------------------------------------
Diluted income per share      $   .02   $   .06   $   .01   $  (.07)  $   .02
------------------------------------------------------------------------------

* Includes additional inventory obsolescence expense in the fourth quarter of fiscal 2003 of $205,000.
* * Includes additional pension expense in the fourth quarter of fiscal 2002 of $209,000 related to the UK pension plan.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, comprehensive income, stockholders' investment and cash flows for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated November 6, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2003 and 2002 and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial data in this schedule as of and for the years ended September 30, 2003 and 2002 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Boston, Massachusetts
November 6, 2003


THE FOLLOWING REPORT OF AUTHUR ANDERSEN LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON NOVEMBER 6, 2001. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 6, 2001


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed Arthur Andersen LLP ("Andersen") as its independent accountants on May 30, 2002. The Company's Audit Committee and Board of Directors approved this action, which was reported in the Company's Form 8-K filed with the Securities and Exchange Commission on June 5, 2002, Item 4 of which is incorporated herein by reference.

On June 26, 2002, the Company engaged Grant Thornton LLP as its new independent accountant. The Company's Audit Committee and Board of Directors approved this action, which was reported in the Company's Form 8-K filed with the Securities and Exchange Commission on July 2, 2002, Item 4 of which is incorporated herein by reference.

ITEM 9 A CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's 'disclosure controls and procedures' (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2003, the disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. The Company's principal executive officer and principal financial officer have identified no change in the Company's "internal control over financial reporting" (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The requisite information regarding the Company's directors, executive officers and audit committee members is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting and Compliance" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Officers that applies to our chief executive officer, chief financial officer, and controllers. A copy of this Code of Ethics is available without charge upon request from the Chief Financial Officer at Tech/Ops Sevcon, Inc., 155 Northboro Road, Southborough, MA 01772. If we make any substantive amendments to this Code of Ethics or grant any waiver from a provision of the Code, we will disclose the nature of such amendment or waiver on our website at www.techopssevcon.com or in a report on Form 8-K.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," "Executive Compensation," "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership is incorporated by reference from the information responsive thereto under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

The following table sets out the status of Securities authorized for issuance under equity compensation plans at September 30, 2003.

------------------------------------------------------------------------------
Plan Category           Number of    Weighted-    Number of      Number of
                        securities   average      securities     securities
                        to be        exercise     remaining      remaining
                        issued upon  price of     available      available
                        exercise of  outstanding  for future     for future
                        outstanding  options,     issuance       issuance
                        options      warrants     under equity   under equity
                        warrants     and rights   compensation   compensation
                        and rights                plans          plans
                                                  (excluding     (excluding
                                                  securities     securities
                                                  reflected in   reflected in
                                                  column (a) at  column (a) at
                                                  end of year    beginning of
                                                                 year
------------------------------------------------------------------------------
                          (a)           (b)          (c)             (d)
------------------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders:
    1996 Equity
     Incentive Plan      163,000        $8.51       116,000         39,500
    1998 Director Stock
     Option Plan          30,000       $13.56        20,000         25,000
------------------------------------------------------------------------------
  Sub Total              193,000        $9.29       136,000         64,500
------------------------------------------------------------------------------
Equity compensation
  plans not approved
  by security holders          -            -             -              -
------------------------------------------------------------------------------
Total                    193,000        $9.29       136,000         64,500
------------------------------------------------------------------------------

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information (if any) is incorporated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTANTS FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption "Auditors" in the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

PART  IV

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

 (c)   Form 8-K
       A Current Report on Form 8-K was furnished on July 23, 2003 (item12). The report contained information announcing the Company's earnings release issued on July 21, 2003.
       A Current Report on Form 8-K was furnished on November 13, 2003
       (item 12). The report contained information announcing the Company's earnings release issued on November 13, 2003.

The descriptions of these Forms 8-K in this Item 15 is for informational purposes only, and the press releases furnished thereon shall not be deemed "filed" with the Commission.

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

(10)(b) Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10)(b) to Annual Report for the fiscal year ended September 30, 2002).

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

(31.1) Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2) Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1) Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

*(99.1) Item 4 of Form 8-K filed on June 5, 2002 (incorporated by reference thereto).

*(99.2) Item 4 of Form 8-K filed on July 2, 2002 (incorporated by reference thereto).


* Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:

Exhibits (10)(a), (10)(b), 10(d) and (10)(e) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

A Copy of these exhibits may be obtained on the SEC's EDGAR database (at www.sec.gov) or will be furnished without charge to any stockholder upon written request to Tech/Ops Sevcon, Inc. attention Paul A. McPartlin, Chief Financial Officer, 155 Northboro Road, Southborough MA 01772, Telephone: (581) 281 5510.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECH/OPS SEVCON, INC.

                              By /s/ Matthew Boyle           December 12, 2003
                              --------------------
                              Matthew Boyle
                              President and Chief
                              Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                          DATE
------------------------------------------------------------------------------
/s/ Matthew Boyle             President, Chief Executive     December 12, 2003
-----------------             Officer and Director
Matthew Boyle                 (Principal Executive Officer)


/s/ Paul A. McPartlin         Vice President, Treasurer      December 12, 2003
---------------------         and Chief Financial Officer
Paul A. McPartlin             (Principal Financial and
                              Accounting Officer)

/s/ Maarten D. Hemsley        Director                       December 12, 2003
----------------------
Maarten D. Hemsley

/s/ Paul B. Rosenberg         Director                       December 12, 2003
---------------------
Paul B. Rosenberg

s/ Marvin G. Schorr           Director                       December 12, 2003
-------------------
Marvin G. Schorr

/s/ Bernard F. Start          Director                       December 12, 2003
--------------------
Bernard F. Start

/s/ David R. A. Steadman      Director                       December 12, 2003
------------------------
David R. A. Steadman

/s/ C. Vincent Vappi          Director                       December 12, 2003
--------------------
C. Vincent Vappi
------------------------------------------------------------------------------

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  December 12, 2003
/s/ Matthew Boyle
-----------------
Matthew Boyle
President and Chief Executive Officer


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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  December 12, 2003
/s/ Paul A. McPartlin
---------------------
Paul A. McPartlin
Chief Financial and Accounting Officer

EXHIBIT 32.1

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of the Company for the year ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 12, 2003
/s/ Matthew Boyle
-----------------
Matthew Boyle
Chief Executive Officer

Dated: December 12, 2003
/s/ Paul A. McPartlin
---------------------
Paul A. McPartlin
Chief Financial Officer



SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2003
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
Allowance for doubtful accounts                     2003      2002      2001
-----------------------------------------------------------------------------
Balance at beginning of year                         356       809       241
Additions charged to costs and expenses               24        77       607
Deductions from reserves:
  Accounts collected                                   -         -        (6)
  Write off of uncollectible accounts                (91)     (537)      (33)
Foreign currency translation adjustment                6         7         -
-----------------------------------------------------------------------------
Balance at end of year                               295       356       809
-----------------------------------------------------------------------------










TECH/OPS SEVCON, INC


Consent of Independent Certified Public Accountants
---------------------------------------------------

We have issued our report dated November 6, 2003, accompanying the consolidated financial statements and schedule included in the Annual Report of Tech/Ops Sevcon, Inc. on Form 10-K for the year ended September 30, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statements of Tech/Ops Sevcon, Inc. on Forms S-8 (File No. 333-42960, File No. 333-02113, File No. 333-61229 and File No. 333-104785).


  /s/ Grant Thornton LLP
------------------------
Boston, Massachusetts
December 26, 2003