Form 10-Q
period 2003-12-31
TECH OPS SEVCON INC
filed 2004-02-13
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------

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

         Class                       Outstanding at February 13, 2004
----------------------------         --------------------------------
Common stock, par value $.10                  3,125,051



                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              Dec 31,       Sept 30,
                                                2003           2003
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   551        $   524
    Accounts receivable, less allowances
       of $339 at 12/31/2003
       and $295 at 9/30/2003                   4,536          4,088
    Inventories:
       Raw materials                           2,179          1,963
       Work-in-process                           298            207
       Finished goods                          1,538          1,829
                                             -------        -------
                                               4,015          3,999
                                             -------        -------
    Prepaid expenses and other current
       assets                                    999           762
                                             -------        -------
            Total current assets              10,101          9,373
                                             -------        -------

Property, plant and equipment, at cost         8,826          8,100
    Less:  Accumulated depreciation
           and amortization                    5,683          5,174
                                             -------        -------
      Net property, plant and equipment        3,143          2,926
                                             -------        -------
Cost of purchased businesses in excess
   of net assets acquired                      1,435          1,435
                                             -------        -------
                                             $14,679        $13,734
                                             =======        =======

The accompanying notes are an integral part of these financial statements.








                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              Dec 31,       Sept 30,
                                                2003           2003
                                            ---------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           1,924           1,490
    Dividend payable                              94              94
    Accrued expenses                           2,137           2,273
    Accrued taxes on income                      290             152
                                             -------         -------
        Total current liabilities              4,445           4,009
                                             -------         -------


Deferred taxes on income                          81              77
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 313             313
    Premium paid in on common stock            4,047           4,047
    Retained earnings                          5,884           5,897
    Cumulative other comprehensive
     income (loss)                               (91)           (609)
                                             -------         -------
       Total stockholders' investment        $10,153         $ 9,648
                                             -------         -------
                                             $14,679         $13,734
                                             =======         =======


The accompanying notes are an integral part of these financial statements.










                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                                      Three Months Ended
                                                      ------------------
                                                       Dec 31,    Dec 31,
                                                         2003       2002
                                                      -------    -------
Net sales                                             $ 6,466    $ 5,645

Costs and expenses:
  Cost of sales                                         3,858      3,518
  Selling, research and administrative                  2,435      2,113
                                                      -------    -------
                                                        6,293      5,631
                                                      -------    -------
Operating income                                          173         14

Other income (expense), net                               (49)        (5)
                                                      -------    -------
Income before income taxes                                124          9

Income taxes                                              (43)        (3)
                                                      -------    -------
Net income                                            $    81    $     6
                                                      =======    =======
Basic income per share                                $   .03    $   .00
                                                      =======    =======
Fully diluted income per share                        $   .03    $   .00
                                                      =======    =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                                      Three Months Ended
                                                     -------------------
                                                      Dec 31,    Dec 31,
                                                        2003       2002
                                                     -------    -------
Net income                                           $    81    $     6
Foreign currency translation adjustment                  527        183
Change in fair market value of cash flow hedge            (9)         5
                                                     -------    -------
Comprehensive income                                 $   599    $   194
                                                     =======    =======

The accompanying notes are an integral part of these financial statements.



                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                  Three Months Ended
                                                  -------------------
                                                   Dec 31,     Dec 31,
                                                     2003        2002
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $    81     $     6
  Adjustments to reconcile net income to net cash
   (used by)generated from operating activities:
     Depreciation and amortization                    156         143
     Deferred tax provision                             -          (1)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                   (448)       (390)
       Inventories                                    (16)       (258)
       Pre-paid expenses and other current assets    (243)       (203)
       Accounts payable                               435         481
       Accrued compensation and expenses             (136)       (292)
       Accrued and deferred taxes on income           135        (108)
                                                  -------     -------
  Net cash used by operating activities               (36)       (622)
                                                  -------     -------
Cash flow (used by) generated from investing
activities:
  Acquisition of property, plant, and
    equipment, net                                   (144)       (201)
  Increase in short-term borrowing                      -         469
                                                  -------     -------
Net cash (used by) generated from
     investing activities                            (144)        268
                                                  -------     -------

Cash flow used by financing activities:
  Dividends paid                                      (94)        (94)
                                                  -------     -------

Effect of exchange rate changes on cash               301          99
                                                  -------     -------
Net decrease in cash                                   27        (349)
Opening balance - cash and cash equivalents           524         695
                                                  -------     -------
Ending balance - cash and cash equivalents        $   551     $   346
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $    17     $   254
   Cash paid for interest                               5          36
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $    94     $    94
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.



                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - December 31, 2003

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 2003 and the results of operations and cash flows for the three months ended December 31, 2003 and December 31, 2002.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2003 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month periods ended December 31, 2003 and December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)   New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS #132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements #87, "Employers' Accounting for Pensions", #88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in FASB Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement #132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS #132R on January 1, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company's financial position, results from operations or cash flows.

(3)  Stock-Based Compensation Plans

     SFAS #148 "Accounting for Stock-Based Compensation -Transition and Disclosure" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 "Accounting for Stock Issued to Employees". The Company is evaluating the transition options under SFAS #148 and continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #148, the Company's net income and earnings per share would have equaled the following pro forma amounts:

                   (in thousands of dollars, except for per share amounts)
                                                       Three Months Ended
                                                       ------------------
                                                        Dec 31     Dec 31
                                                          2003       2002
                                                        ------     ------
Net income                As reported                   $   81     $    6
Pro forma effect of expensing stock
    options (net of income tax)                            (17)       (14)
                                                           ---        ----
Net income                Pro forma                     $   64     $   (8)

Income per share:
Basic                     As reported                   $  .03     $  .00
Basic                     Pro forma                     $  .02     $  .00

Diluted                   As reported                   $  .03     $  .00
Diluted                   Pro forma                     $  .02     $  .00
--------------------------------------------------------------------------

     The effects of applying SFAS #148 in this pro forma disclosure are not indicative of future amounts. SFAS #148 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2003: risk-free interest rate of 6%; expected dividend yield of 2.4%; expected life of 7 years; expected volatility of 47%. No options were granted in the first quarter of 2004.

(4)  Cash Dividends

     On December 8, 2003, the Company declared a quarterly dividend of $.03 per share for the first quarter of fiscal 2004, which was paid on January 8, 2004 to stockholders of record on December 22, 2003. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:
                              (in thousands, except for per share amounts)
                                                       Three Months Ended
                                                       ------------------
                                                        Dec 31     Dec 31
                                                          2003       2002
                                                        ------     ------
Net income                                              $   81     $    6
Basic income per share                                  $  .03     $  .00

Average shares outstanding                               3,125      3,125

Options outstanding - common stock equivalents              18          -
                                                         -----      ------
Average common and common
  equivalent shares outstanding                          3,143      3,125

Fully diluted income per share                          $  .03     $  .00
                                                        ======     ======

(6)  Segment information

     The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

     The significant accounting policies of the segments are the same as those described in note(1) to the 2003 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                               Three months ended December 31, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,035     $   431          -  $ 6,466
Inter-segment revenues              -          25          -       25
Operating income (loss)           229           9        (65)     173
Identifiable assets            12,898       1,190        591   14,679
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended December, 31, 2002
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,184     $   461          -  $ 5,645
Inter-segment revenues              -         172          -      172
Operating income (loss)             4          70        (60)      14
Identifiable assets            12,304       1,421        432   14,157
---------------------------------------------------------------------

(7)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.
                                            (in thousands of dollars)
                                                   Three Months Ended
                                                   ------------------
                                                    Dec 31     Dec 31
                                                      2003       2002
                                                    ------     ------
Research and Development Expense                    $  928     $  667
Percentage of sales                                   14.4%      11.8%
                                                    ------     ------
      The increase in research and development spending of $261,000, or 39%, compared to the first quarter of last fiscal year was principally due to consultancy costs on advanced new product development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

     Statements in this discussion and analysis about the Company's anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks discussed under 'Risk Factors' below and throughout this Item 2.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company has adopted the following new accounting pronouncement in fiscal 2004. See Notes to Consolidated Financial Statements (2) for a more detailed description of this new accounting pronouncement.

SFAS #132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" - Adoption on January 1, 2004 is not expected to have a material effect on consolidated financial statements.

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


Bad Debts

     The Company estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. In the first quarter of fiscal 2004 a customer in Europe became insolvent owing the Company $54,000. This amount was fully reserved in the first quarter of 2004. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years. Ten customers accounted for approximately 54% of the Company's sales in the first three months of fiscal 2004. If the financial condition of the Company's customers were to deteriorate beyond the Company's estimates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out below, the Company believes that the following represent the most significant risk factors for the Company:

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

OVERVIEW OF FIRST QUARTER

Net income for the first fiscal quarter ended December 31, 2003 was $81,000, or $.03 per share. Net income increased by $75,000, or $.03 per share, from $6,000, or $.00 per share, for the comparable period last year. Sales in the first quarter were $6,466,000 compared to $5,645,000 for the comparable period last year. Foreign currency fluctuations caused an increase in reported revenues of $555,000, or 10%, and volumes shipped were 5% ahead of the prior year period. During the first quarter revenues from the aerial lift, airport ground support and mining markets increased compared to the same period last year. Sales volumes into the fork lift truck market were lower compared to the first quarter of last year and this market continues to be depressed.

Operating income for the first quarter was $173,000, an increase of $159,000 compared to the first quarter of last year. Higher volumes and foreign currency fluctuations increased operating income by $350,000, offset by a $191,000 increase in engineering expense, mainly on advanced new products.

Results of Operations

Three months ended December 31, 2003

     Sales in the first fiscal quarter ended December 31, 2003 were $6,466,000 compared to $5,645,000 in the same quarter of the previous year, an increase of $821,000, or 15%. Foreign currency fluctuations, principally the weakness of the US dollar compared to the Euro and the British pound, accounted for $555,000, or 10%, of the increase in revenues. Shipment volumes were 5% ahead of the first quarter of last year. Volumes in the U.S. Controller business decreased by 1% with increased volumes to the aerial lift and airport ground support markets offset by lower demand in the US fork lift truck market. Volumes in the foreign controller markets were 13% higher than last year, mainly due to growth in shipments to the aerial lift and airport ground support markets. Shipments volumes to the foreign fork lift truck market were 5% below the same period last year. Capacitor revenues were 7% lower than last year. Capacitor volumes were 16% down on the prior year with foreign currency fluctuations resulting in a 10% increase in reported sales of capacitors. The volume decrease in the first quarter was due to lower demand in the European markets for railway signaling capacitors and audio capacitors.

     First quarter gross profit was 40.3% of sales, an increase of 2.6% from 37.7% in the same quarter of fiscal 2003. Gross profit of $2,608,000 was $481,000 higher than last year. The increase in gross profit percentage was due to both higher volumes and to foreign currency fluctuations which caused a $325,000 increase in gross profit in the first quarter.

     Selling, research and administrative expenses were $2,435,000, an increase of $322,000, or 15%, compared to the same quarter last year. Foreign currency fluctuations increased these expenses by $165,000, or 8%. In the first quarter of fiscal 2004, engineering and R&D expense increased by $191,000, due to increased consulting expense to accelerate the development of new high quality products and foreign currency fluctuation. There was an increase in bad debt expense in the first quarter of 2004 of $54,000 due to the insolvency of a European customer.

     In the first quarter there was operating income of $173,000 compared to $14,000 in the same quarter last year, an improvement in operating income of $159,000. Foreign currency fluctuations increased reported operating income by $160,000. Operating income in the capacitor business segment decreased by $61,000 to $9,000, mainly due to lower volumes partially offset by gains due to foreign currency fluctuations. Operating income in the controller business of $229,000 was $225,000 higher than in the first quarter of fiscal 2003. The increase in controller business operating income was mainly due to higher volumes and the positive impact of foreign currency fluctuations. This was partially offset by higher engineering and bad debt expense. Unallocated corporate expenses were $65,000 in the current year compared to $60,000 in the first quarter of last year.

     Other expense in the first quarter of fiscal 2004 was $49,000 compared to $5,000 in the same quarter last year, a difference of $44,000. This was mainly due to foreign currency losses in the first quarter of fiscal 2004.

     Income before income taxes was $124,000, compared to $9,000 in the same quarter last year, a gain of $115,000. Income taxes were 35% of pre-tax income, in line with the same quarter last year. Net income was $81,000 compared to $6,000 in the same quarter last year, an increase of $75,000. Basic and fully diluted income per share increased from $.00 in the first quarter of fiscal 2003, to $.03 in the first quarter of fiscal 2004.



Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the quarter ended December 31, 2003, amounted to $94,000. Cash balances at the end of December 2003 were $551,000 compared to $524,000 in September 2003, an increase of $27,000. The Company had no borrowing under its short-term borrowing facilities in Europe at September 30, 2003.

     In the first three months of fiscal 2004 net income was $81,000, and operating activities used $37,000 of cash. Dividend payments for the first three months of fiscal 2004 amounted to $94,000. Capital expenditure was $144,000 compared to depreciation of $156,000.

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

     As of and for the three months ended December 31, 2003 approximately 64% of the Company's revenues and 68% of its assets were denominated in foreign currencies.

Interest Rate Risk

     The Company from time-to-time draws upon its overdraft facility in its European businesses. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. Due to the short-term nature of the Company's investments at December 31, 2003, the risk arising from changes in interest rates was not material.


Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e))have concluded that, as of December 31, 2003, the disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits filed with this report.

        See Exhibit Index immediately preceding the exhibits.

    (b) Reports on Form 8-K.

     A Current Report on Form 8-K was furnished on November 13, 2003 (Item 12). The report contained information announcing Tech/Ops Sevcon, Inc.'s earnings release issued on November 13, 2003.

      The description of this Form 8-K in this Item 6 is for informational purposes only and the news release furnished thereon shall not be deemed "filed" with the Commission.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: February 13, 2004           By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer(Principal
                                  financial and chief accounting officer)







               Exhibit Index

Exhibit        Description
-------        -----------
10.1           Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan, as amended and restated effective January 27, 2004. Incorporated by reference to Appendix II to the Company's proxy statement on
               Schedule 14A filed December 29, 2003. (Executive Compensation
               Plan)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:  February 13, 2004                             /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:  February 13, 2004                             /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: February 13, 2004                /s/ Matthew Boyle
                                        -----------------------
                                         Matthew Boyle
                                         Chief Executive Officer



Dated: February 13, 2004                /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer