Form 10-Q
period 2004-04-03
TECH OPS SEVCON INC
filed 2004-05-14
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004
                               -------------

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

         Class                       Outstanding at May 14, 2004
----------------------------         ---------------------------
Common stock, par value $.10                  3,125,051


                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              April 3,       Sept 30,
                                                2004           2003
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   207        $   524
    Accounts receivable, less allowances
       of $325 at 4/3/2004
       and $295 at 9/30/2003                   5,206          4,088
    Inventories:
       Raw materials                           2,136          1,963
       Work-in-process                           312            207
       Finished goods                          1,600          1,829
                                             -------        -------
                                               4,048          3,999
                                             -------        -------
    Prepaid expenses and other current
       assets                                    904            762
                                             -------        -------
            Total current assets              10,365          9,373
                                             -------        -------

Property, plant and equipment, at cost         9,131          8,100
    Less:  Accumulated depreciation
           and amortization                    5,879          5,174
                                             -------        -------
      Net property, plant and equipment        3,252          2,926
                                             -------        -------

   Goodwill                                    1,435          1,435
                                             -------        -------
                                             $15,052        $13,734
                                             =======        =======

The accompanying notes are an integral part of these financial statements.






                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                              April 3,       Sept 30,
                                                 2004           2003
                                          -----------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           1,911           1,490
    Dividend payable                              94              94
    Accrued expenses                           2,426           2,273
    Accrued taxes on income                      238             152
                                             -------         -------
        Total current liabilities              4,669           4,009
                                             -------         -------


Deferred taxes on income                          82              77
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 313             313
    Premium paid in on common stock            4,047           4,047
    Retained earnings                          5,932           5,897
    Cumulative other comprehensive
     income (loss)                                 9            (609)
                                             -------         -------
       Total stockholders' investment        $10,301         $ 9,648
                                             -------         -------
                                             $15,052         $13,734
                                             =======         =======


The accompanying notes are an integral part of these financial statements.












                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                               Three Months Ended      Six Months Ended
                               ------------------     ------------------
                               April 3,    Mar 31,    April 3,    Mar 31,
                                  2004       2003        2004       2003
                               -------    -------     -------    -------
Net sales                      $ 7,273    $ 6,138     $13,739    $11,783

Costs and expenses:
  Cost of sales                  4,288      3,722       8,145      7,240
  Selling, research and
    Administrative               2,705      2,113       5,141      4,226
                               -------    -------     -------    -------
                                 6,993      5,835      13,286     11,466
                               -------    -------     -------    -------
Operating income                   280        303         453        317

Other income (expense), net        (60)        22        (109)        17
                               -------    -------     -------    -------
Income before income taxes         220        325         344        334

Income taxes                       (78)      (114)       (121)      (117)
                               -------    -------     -------    -------
Net income                     $   142    $   211         223        217
                               =======    =======     =======    =======
Basic income per share         $   .05    $   .07     $   .07    $   .07
                               =======    =======     =======    =======
Fully diluted income per share $   .05    $   .07     $   .07    $   .07
                               =======    =======     =======    =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended     Six Months Ended
                                ------------------    ------------------
                                April 3,    Mar 31,   April 3,   Mar 31,
                                   2004       2003       2004      2003
                                -------    -------    -------   -------
Net income                      $   142    $   211    $   223   $   217
Foreign currency
   translation adjustment            92        (97)       619        86
Change in fair market value
   of cash flow hedge                 8        (24)        (1)      (19)
                                -------    -------    -------   -------
Comprehensive income            $   242    $    90    $   841   $   284
                                =======    =======    =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                   Six Months Ended
                                                  -------------------
                                                  April 3,     Mar 31,
                                                     2004        2003
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $   223     $   217
  Adjustments to reconcile net income to net cash
   (used by)generated from operating activities:
     Depreciation and amortization                    312         300
     Deferred tax provision                             5          (3)
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                 (1,118)       (780)
       Inventories                                    (49)         36
       Pre-paid expenses and other current assets    (140)       (377)
       Accounts payable                               421         132
       Accrued compensation and expenses              153        (178)
       Accrued and deferred taxes on income            83           9
                                                  -------     -------
  Net cash used by operating activities              (110)       (644)
                                                  -------     -------
Cash flow (used by) generated from investing
activities:
  Acquisition of property, plant, and
    equipment, net                                   (370)       (386)
  Increase in short-term borrowing                      -         725
                                                  -------     -------
Net cash (used by) generated from
     investing activities                            (370)        339
                                                  -------     -------

Cash flow used by financing activities:
  Dividends paid                                     (188)       (187)
                                                  -------     -------

Effect of exchange rate changes on cash               351          77
                                                  -------     -------
Net decrease in cash                                 (317)       (415)
Opening balance - cash and cash equivalents           524         695
                                                  -------     -------
Ending balance - cash and cash equivalents        $   207     $   280
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $    24     $   244
   Cash paid for interest                               6          37
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $    94     $    94
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.


                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - April 3, 2004

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of April 3, 2004 and the results of operations and cash flows for the three months and six months ended April 3, 2004.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2003 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and six-month periods ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)  New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued SFAS
#132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements #87, "Employers' Accounting for Pensions", #88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in FASB Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement #132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provisions of SFAS #132R on January 1, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial position, results from operations or cash flows.

(3)  Stock-Based Compensation Plans

     SFAS #123 "Accounting for Stock-Based Compensation" as amended by SFAS #148 "Accounting for Stock-Based Compensation - Transition and Disclosure" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 "Accounting for Stock Issued to Employees". The Company is evaluating the transition options under SFAS #148 and continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123 the Company's net income and earnings per share would have equaled the following pro forma amounts:

                   (in thousands of dollars, except for per share amounts)
                                       Three Months Ended   Six Months Ended
                                       ------------------   ----------------
                                         Apr 3     Mar 31    Apr 3    Mar 31
                                          2004       2003     2004      2003
                                        ------     ------   ------    ------
Net income                As reported   $  142     $  211   $  223    $  217
Pro forma effect of expensing stock
    options (net of income tax)            (17)       (14)     (34)      (28)
Net income                Pro forma     $  125     $  197   $  189    $  189

Income per share:
Basic                     As reported   $  .05     $  .07   $  .07    $  .07
Basic                     Pro forma     $  .04     $  .06   $  .06    $  .06

Diluted                   As reported   $  .05     $  .07   $  .07    $  .07
Diluted                   Pro forma     $  .04     $  .06   $  .06    $  .06
----------------------------------------------------------------------------

     The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2003: risk-free interest rate of 6%; expected dividend yield of 2.4%; expected life of 7 years; expected volatility of 47%. No options were granted in the first six months of fiscal 2004.

(4)  Cash Dividends

     On March 9, 2004, the Company declared a quarterly dividend of $.03 per share for the second quarter of fiscal 2004, which was paid on April 8, 2004 to stockholders of record on March 24, 2004. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:

                           (in thousands, except for per share amounts)
                                 Three Months Ended   Six Months Ended
                                 ------------------   ----------------
                                 April 3     Mar 31   April 3   Mar 31
                                    2004       2003      2004     2003
                                  ------     ------    ------   ------
Net income                        $  142     $  211    $  223   $  217
Basic income per share            $  .05     $  .07    $  .07   $  .07

Average shares outstanding         3,125      3,125     3,125    3,125

Options outstanding - common
  stock equivalents                   24          -        21        -

Average common and common
  equivalent shares outstanding    3,149      3,125     3,146    3,125

Fully diluted income per share    $  .05     $  .07    $  .07   $  .07
                                  ======     ======    ======   ======

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

     The significant accounting policies of the segments are the same as those described in note(1) to the 2003 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                               Three months ended April 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,766     $   507     $    -  $ 7,273
Inter-segment revenues              -          50          -       50
Operating income                  274          85        (79)     280
Identifiable assets            13,119       1,353        580   15,052
---------------------------------------------------------------------
---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                               Three months ended March 31, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,371     $   767     $    -  $ 6,138
Inter-segment revenues              -          88          -       88
Operating income                  173         207        (77)     303
Identifiable assets            12,227       1,606        478   14,311
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended April 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $12,801     $   938     $    -  $13,739
Inter-segment revenues              -          75          -       75
Operating income                  503          94       (144)     453
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Six months ended March 31, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $10,555     $ 1,228          -  $11,783
Inter-segment revenues              -         260          -      260
Operating income                  177         277       (137)     317
---------------------------------------------------------------------

(7)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.
                                              (in thousands of dollars)
                                  Three Months Ended   Six Months Ended
                                  ------------------   ----------------
                                   Apr 3     Mar 31    Apr 3    Mar 31
                                    2004       2003     2004      2003
                                  ------     ------   ------    ------
Research and Development expense  $1,066     $  680   $1,994    $1,347
Percentage of sales                 14.7%      11.1%    14.5%     11.4%
                                  ------     ------   ------    ------

     Research and development expense increased by $386,000, or 57%, compared to the second quarter of last fiscal year and by $647,000, or 48% for the six month period. This increase was principally due to consultancy costs on advanced new product development, recruitment of additional internal engineering resources and currency fluctuations.

(8)  Employee Benefit Plans

     Tech/Ops Sevcon has defined benefit plans covering the majority of its
US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.
                                                    (in thousands of dollars)
                                        Three Months Ended   Six Months Ended
                                        ------------------   ----------------
                                          Apr 3     Mar 31    Apr 3    Mar 31
                                           2004       2003     2004      2003
                                         ------     ------   ------    ------
Components of net periodic benefit cost:
  Service cost                           $  119      $107      $233      $213
  Interest cost                          $  218       192       425       382
  Expected return on plan assets         $ (221)     (193)     (431)     (384)
  Amortization of transition obligation  $   -         -          -         -
  Amortization of prior service cost     $   13        12        25        24
  Recognized net actuarial gain (loss)   $    -         -         -         -
                                          -----     -----     -----     -----
  Net periodic benefit cost              $  129      $118      $252      $235
                                           ----     -----     -----     -----
  Net cost of defined contribution plans $    8      $  7      $ 15      $ 14

     Tech/Ops Sevcon contributed $315,000 to its pension plans in the six months ended April 3, 2004 and presently anticipates contributing a further $252,000 to fund its plans in the remainder of fiscal 2004, for a total contribution of $567,000.

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

     SFAS #132R, "Employers' Disclosures about Pensions and Other
Postretirement Benefits" - Adoption on January 1, 2004 did not have a material effect on consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

     There have been no material changes from the disclosures regarding critical accounting policies and estimates contained in the Form 10-K for fiscal 2003.

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

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

     In the second quarter net income was $142,000, or $.05 per diluted share, compared to last year's results when the Company had net income of $211,000, or $.07 per diluted share. Revenues for the second quarter were $7,273,000, an increase of $1,135,000, or 18%, compared to the prior year's $6,138,000. Foreign currency fluctuations resulted in a $645,000 increase in reported sales. Second quarter volumes were 8% higher than last year, mainly due to gains in the controls business. Engineering expense, mainly on advanced new products, was $386,000 higher than the second quarter of last year. Operating income for the second quarter was $280,000 compared to $303,000 in the same quarter last year. Foreign currency changes compared to last year resulted in a decrease of $20,000 in second quarter operating income.

     For the six month period, net income was $223,000, or $.07 per diluted share, compared to $217,000, or $.07 per diluted share last year. Revenues in the first six months of fiscal 2004 were $13,739,000, an increase of $1,956,000, or 17%, compared to last year. Foreign currency fluctuations resulted in a $1,200,000 increase in reported sales. Volumes were 6% ahead of the prior year. Higher spending on new products resulted in an increase in engineering expense of $647,000, equivalent to $.13 per share. Operating income for the six-month period was $453,000, compared to $317,000, in the first half of the prior year. Foreign currency fluctuations increased year-to-date reported operating income by $140,000 compared to the same period last year.

Results of Operations

Three months ended April 3, 2004

     Sales in the second fiscal quarter ended April 3, 2004 were $7,273,000 compared to $6,138,000 in the same quarter of the previous year, an increase of $1,135,000, or 18%. Foreign currency fluctuations, principally the weakness of the US dollar compared to the Euro and the British pound, accounted for $645,000, or 11%, of the increase in revenues. Shipment volumes were 8% ahead of the second quarter of last year. Volumes in the U.S. Controller business increased by 21% with gains in shipments to the aerial lift, airport ground support and mining markets partially offset by lower demand in the US fork lift truck market. Volumes in the foreign controller markets were 11% higher than last year, mainly due to growth in shipments to the aerial lift market. Shipment volumes to the foreign fork lift truck and airport ground support markets were in line with the same period last year. Capacitor revenues were 34% lower than last year. Capacitor volumes were 42% down on the prior year with foreign currency fluctuations resulting in a $63,000 increase in reported sales of capacitors. The volume decrease in the second quarter was due to lower demand in the European markets for railway signaling capacitors and audio capacitors.

     Second quarter gross profit was 41.1% of sales, an increase of 1.7% from 39.4% in the same quarter of fiscal 2003. Gross profit of $2,986,000 was $480,000 higher than last year. The increase in gross profit percentage was due to both higher volumes and to foreign currency fluctuations which caused a $285,000 increase in gross profit in the second quarter.

     Selling, research and administrative expenses were $2,705,000, an increase of $592,000, or 28%, compared to last year's second quarter. Foreign currency fluctuations increased these expenses by $305,000, or 14%. In the second quarter of fiscal 2004, engineering and R&D expense increased by at total of $386,000. This was mainly due to increased consulting expense and additional internal resources to accelerate the development of new high quality products. Foreign currency fluctuations increased the reported engineering and R&D expense by $112,000.

     In the second quarter there was operating income of $280,000 compared to $303,000 in the same quarter last year, a decrease in operating income of $22,000. Foreign currency fluctuations decreased reported operating income by $20,000. Operating income in the capacitor business segment decreased by $122,000 to $85,000, mainly due to lower volumes. Operating income in the controller business of $274,000 was $101,000 higher than in the second quarter of last year. The increase in controller business operating income was mainly due to higher volumes. This was partially offset by higher engineering and R&D expense. Unallocated corporate expenses were $79,000 in the current year compared to $77,000 in the second quarter of last year.

     Other expense in the second quarter of fiscal 2004 was $60,000 compared to other income of $22,000 in the same quarter last year, a difference of $82,000. This was mainly due to foreign currency losses in the second quarter of fiscal 2004 compared to gains last year.

     Income before income taxes was $220,000, compared to $325,000 in the same quarter last year, a decrease of $105,000. Income taxes were 35% of pre-tax income, in line with the same quarter last year. Net income was $142,000 compared to $211,000 in the same quarter last year, a decrease of $69,000. Basic and fully diluted income per share decreased from $.07 in the second quarter of fiscal 2003, to $.05 in the second quarter of fiscal 2004.

Six months ended April 3, 2004

     Sales in the first six months of fiscal 2004 were $13,739,000, compared to $11,783,000 in the same period last year, an increase of $1,956,000, or 17%. Foreign currency fluctuations accounted for a $1,200,000, or 10%, increase in reported sales. Volumes were 6% ahead last year. Volumes in the controller business were 11% better than last year. In the capacitor business sales decreased by $290,000 compared to the same period last year. Volumes were down by $396,000, or 32%, compared to the first six months of last year. Foreign currency fluctuations accounted for a $106,000 increase in reported sales.

     Revenues in the US controller business increased by 9%. This was mainly due to decreased demand in the aerial lift, airport ground support, and mining markets, partially offset by decreased sales into the fork lift truck market. Controller volumes in foreign markets grew by 12%, mainly due to increased demand in the European aerial lift market.

     Gross profit was 40.7% of sales in the first half of fiscal 2004 compared to 38.6% in 2003. Gross profit increased by $1,051,000 compared to the first six months of last year. Higher volumes caused a $310,000 increase in gross profit. Foreign currency fluctuations increased reported gross profit by $610,000. Higher margins on new products and improved manufacturing efficiency were the main cause of the remaining $131,000 improvement in gross profit.

     Selling, research and administrative expenses were $5,141,000, an increase of $915,000, or 22%, compared to the same period last year. In the first six months of the current year, and excluding the impact of foreign currency fluctuations, engineering and R&D expense increased by $647,000 mainly due to increased consulting expense and additional internal resources to accelerate the development of new high quality products. Foreign currency fluctuations increased reported operating expenses by $470,000, or 11%.

     Operating income for the first half year was $453,000, an increase of $136,000 compared to the first six months of last year. Foreign currency fluctuations resulted in a $140,000 increase in reported operating income. Operating income for the controller business increased by $326,000 to $503,000. The main causes of this increase in operating income were higher volumes partially offset by increased engineering and R&D expense. In the capacitor business segment operating income decreased by $183,000 to $94,000, mainly due to lower volumes, partially offset by a positive impact of foreign currency fluctuations.

     Other expense was $109,000 compared to other income of $17,000 in the first half of last year, an adverse change of $126,000. This was mainly due to foreign currency losses in the current year compared to gains last year.

     Income before income taxes was $344,000, compared to $334,000 last year, an increase of $10,000. Income taxes were 35% of pre-tax income, in line with the first half of last year. Net income was for the first half of fiscal 2004 was $223,000, an increase of $6,000 compared to the same period last year. Basic and fully diluted income per share was $.07 per share which was in line with the first half of fiscal 2003.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the quarter ended April 3, 2004, amounted to $94,000. Cash balances at the end of the second quarter of 2004 were $207,000 compared to $524,000 in September 2003, a decrease of $317,000.

     In the first six months of fiscal 2004 net income was $223,000, and operating activities used $110,000 of cash. There was an increase of $1,118,000 in receivables due to both higher volumes and foreign currency fluctuations. The number of days sales in receivables decreased in the first six months of fiscal 2004 from 70 days to 62 days. Dividend payments for the first six months of fiscal 2004 amounted to $188,000. Capital expenditures were $370,000 compared to depreciation of $312,000.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The primary market risks for the Company are foreign currency risk and interest rate risk. There have been no material changes in our exposure as described in the Form 10-K for fiscal 2003.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e))have concluded that, as of April 3, 2004, the disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. Our principal executive officer and principal financial officer have identified no change in our "internal control over financial reporting" (as defined in Securities
 Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                     PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 27, 2004, the shareholders approved the election of directors and the amendments to the 1996 equity incentive plan as follows:

     A) To re-elect as directors for three year terms the following persons:
Maarten D. Hemsley, David R. A. Steadman and Marvin G. Schorr. Mr. Hemsley received 2,851,140 votes for and 23,005 withheld, Mr. Steadman received 2,803,459 votes for and 70,686 withheld and Dr. Schorr received 2,752,669 votes for and 121,746 withheld. There were no abstentions or broker non-votes.

     B) To amend the 1996 Equity Incentive Plan. There were 1,757,148 votes for the proposal, 386,173 votes against, 93,673 abstentions and 637,151 broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits filed with this report.

        See Exhibit Index immediately preceding the exhibits.

    (b) Reports on Form 8-K.

     A Current Report on Form 8-K was furnished on April 28, 2004 (Item 12). The report contained information announcing Tech/Ops Sevcon, Inc.'s earnings release issued on April 27, 2004.

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


                                          TECH/OPS SEVCON, INC.



Date: May 14, 2004                By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer(Principal
                                  financial and chief accounting officer)


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

Date:  May 14, 2004                                  /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


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

Date:  May 14, 2004                                  /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended April 3, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: May 14, 2004                     /s/ Matthew Boyle
                                        -----------------------
                                         Matthew Boyle
                                         Chief Executive Officer



Dated: May 14, 2004                     /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer