Form 10-Q
period 2004-06-03
TECH OPS SEVCON INC
filed 2004-08-17
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004
                               -------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                      ---      ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at August 16, 2004
----------------------------         ------------------------------
Common stock, par value $.10                  3,125,051


                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              July 3,       Sept 30,
                                                2004           2003
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   562        $   524
    Accounts receivable, less allowances
       of $328 at 6/30/2004
       and $295 at 9/30/2003                   5,552          4,088
    Inventories:
       Raw materials                           2,194          1,963
       Work-in-process                           291            207
       Finished goods                          1,617          1,829
                                             -------        -------
                                               4,102          3,999
                                             -------        -------
    Prepaid expenses and other current
       assets                                    879            762
                                             -------        -------
            Total current assets              11,095          9,373
                                             -------        -------

Property, plant and equipment, at cost         9,286          8,100
    Less:  Accumulated depreciation
           and amortization                    6,045          5,174
                                             -------        -------
      Net property, plant and equipment        3,241          2,926
                                             -------        -------

   Goodwill                                    1,435          1,435
                                             -------        -------
                                             $15,771        $13,734
                                             =======        =======

The accompanying notes are an integral part of these financial statements.






                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                               July 3,       Sept 30,
                                                 2004           2003
                                          -----------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           2,463           1,490
    Dividend payable                              94              94
    Accrued expenses                           2,527           2,273
    Accrued taxes on income                      246             152
                                             -------         -------
        Total current liabilities              5,330           4,009
                                             -------         -------


Deferred taxes on income                          82              77
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 313             313
    Premium paid in on common stock            4,047           4,047
    Retained earnings                          5,942           5,897
    Cumulative other comprehensive
     income (loss)                                57            (609)
                                             -------         -------
       Total stockholders' investment        $10,359         $ 9,648
                                             -------         -------
                                             $15,771         $13,734
                                             =======         =======


The accompanying notes are an integral part of these financial statements.












                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                               Three Months Ended     Nine Months Ended
                               ------------------     ------------------
                                July 3,   June 30,     July 3,   June 30,
                                  2004       2003        2004       2003
                               -------    -------     -------    -------
Net sales                      $ 7,486    $ 5,961     $21,225    $17,744

Costs and expenses:
  Cost of sales                  4,525      3,614      12,670     10,854
  Selling, research and
    Administrative               2,840      2,186       7,981      6,412
                               -------    -------     -------    -------
                                 7,365      5,800      20,651     17,266
                               -------    -------     -------    -------
Operating income                   121        161         574        478

Other income (expense), net         36        (11)        (73)         6
                               -------    -------     -------    -------
Income before income taxes         157        150         501        484

Income taxes                       (54)       (52)       (175)      (169)
                               -------    -------     -------    -------
Net income                     $   103    $    98         326        315
                               =======    =======     =======    =======
Basic income per share         $   .03    $   .03     $   .10    $   .10
                               =======    =======     =======    =======
Fully diluted income per share $   .03    $   .03     $   .10    $   .10
                               =======    =======     =======    =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                Three Months Ended    Nine Months Ended
                                ------------------    ------------------
                                 July 3,   June 30,    July 3,  June 30,
                                   2004       2003       2004      2003
                                -------    -------    -------   -------
Net income                      $   103    $    98    $   326   $   315
Foreign currency
   translation adjustment            27        381        646       467
Change in fair market value
   of cash flow hedge                21         16         20        (3)
                                -------    -------    -------   -------
Comprehensive income            $   151    $   495    $   992   $   779
                                =======    =======    =======   =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                   Nine Months Ended
                                                  -------------------
                                                   July 3,    June 30,
                                                     2004        2003
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $   326     $   315
  Adjustments to reconcile net income to net cash
   generated from operating activities:
     Depreciation and amortization                    470         456
     Deferred tax provision                             5           -
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                 (1,464)       (535)
       Inventories                                   (103)       (399)
       Pre-paid expenses and other current assets     (91)       (199)
       Accounts payable                               973         568
       Accrued compensation and expenses              254          10
       Accrued taxes on income                         94         (24)
                                                  -------     -------
  Net cash generated from operating activities        458         192
                                                  -------     -------
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                   (479)       (466)
                                                  -------     -------
Net cash used by investing activities                (479)       (466)
                                                  -------     -------

Cash flow used by financing activities:
  Dividends paid                                     (281)       (281)
                                                  -------     -------

Effect of exchange rate changes on cash               340         322
                                                  -------     -------
Net increase (decrease)in cash                         38        (233)
Opening balance - cash and cash equivalents           524         695
                                                  -------     -------
Ending balance - cash and cash equivalents        $   562     $   462
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $    43     $   251
   Cash paid for interest                              24          52
                                                  -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $    94     $    94
                                                  =======     =======

The accompanying notes are an integral part of these financial statements.





                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - July 3, 2004

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of July 3, 2004 and the results of operations and cash flows for the three months and nine months ended July 3, 2004.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2003 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

     The results of operations for the three-month and nine-month periods ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                   (in thousands of dollars, except for per share amounts)
                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                        July 3    June 30   July 3   June 30
                                          2004       2003     2004      2003
                                        ------     ------   ------    ------
Net income                As reported   $  103     $   98   $  326    $  315
Pro forma effect of expensing stock
    options (net of income tax)            (17)       (17)     (51)      (45)
Net income                Pro forma     $   86     $   81   $  275    $  270

Income per share:
Basic                     As reported   $  .03     $  .03   $  .10    $  .10
Basic                     Pro forma     $  .03     $  .03   $  .09    $  .09

Diluted                   As reported   $  .03     $  .03   $  .10    $  .10
Diluted                   Pro forma     $  .03     $  .03   $  .09    $  .09
----------------------------------------------------------------------------

     The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2003: risk-free interest rate of 6%; expected dividend yield of 2.4%; expected life of 7 years; expected volatility of 47%. No options were granted in the first nine months of fiscal 2004.

(4)  Cash Dividends

     On June 14, 2004, the Company declared a quarterly dividend of $.03 per share for the third quarter of fiscal 2004, which was paid on July 10, 2004 to stockholders of record on June 26, 2004. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:

                           (in thousands, except for per share amounts)
                                 Three Months Ended  Nine Months Ended
                                 ------------------  -----------------
                                  July 3    June 30   July 3   June 30
                                    2004       2003     2004      2003
                                  ------     ------   ------    ------
Net income                        $  103     $   98   $  326    $  315
Basic income per share            $  .03     $  .03   $  .10    $  .10

Average shares outstanding         3,125      3,125    3,125     3,125

Options outstanding - common
  stock equivalents                   23          -       22         -

Average common and common
  equivalent shares outstanding    3,148      3,125    3,147     3,125

Fully diluted income per share    $  .03     $  .03   $  .10    $  .10
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

     The significant accounting policies of the segments are the same as those described in note(1) to the 2003 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                                Three months ended July 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,953     $   533          -  $ 7,486
Inter-segment revenues              -          63          -       63
Operating income                  208          69       (156)     121
Identifiable assets            13,915       1,383        473   15,771
---------------------------------------------------------------------
                                Three months ended June 30, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 5,420     $   541          -  $ 5,961
Inter-segment revenues              -          47          -       47
Operating income                  126          76        (41)     161
Identifiable assets            13,076       1,166        334   14,576
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended July 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $19,754     $ 1,471          -  $21,225
Inter-segment revenues              -         138          -      138
Operating income                  711         163       (300)     574
---------------------------------------------------------------------
                              Nine months ended June 30, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $15,975     $ 1,769          -  $17,744
Inter-segment revenues              -         307          -      307
Operating income                  303         353       (178)     478
---------------------------------------------------------------------

(7)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.
                                              (in thousands of dollars)
                                  Three Months Ended  Nine Months Ended
                                  ------------------  -----------------
                                   July 3   June 30    July 3   June 30
                                     2004      2003      2004      2003
                                   ------    ------    ------    ------
Research and Development expense   $1,103      $807    $3,097    $2,154
Percentage of sales                  14.7%     13.5%     14.6%     12.1%
                                   ------    ------    ------    ------

     Research and development expense increased by $296,000, or 37%, compared to the third quarter of last fiscal year and by $943,000, or 44% for the nine month period. This increase was principally due to consultancy costs on advanced new product development, recruitment of additional internal engineering resources and currency fluctuations.

(8)  Employee Benefit Plans

     Tech/Ops Sevcon has defined benefit plans covering the majority of its
US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.
                                                    (in thousands of dollars)
                                        Three Months Ended  Nine Months Ended
                                        ------------------  -----------------
                                         July 3    June 30   July 3   June 30
                                           2004       2003     2004      2003
                                        -------    -------  -------   -------
Components of net periodic benefit cost:
  Service cost                           $  118     $  110   $  351    $  323
  Interest cost                          $  215        196      640       578
  Expected return on plan assets         $ (218)      (197)    (649)     (581)
  Amortization of transition obligation  $    -          -        -         -
  Amortization of prior service cost     $   13         12       38        36
  Recognized net actuarial gain (loss)   $    -          -        -         -
                                          -----      -----    -----     -----
  Net periodic benefit cost              $  128     $  121   $  380    $  356
                                          -----      -----    -----     -----
  Net cost of defined contribution plans $    8     $    7   $   23    $   21

     Tech/Ops Sevcon contributed $434,000 to its pension plans in the nine months ended July 3, 2004 and presently anticipates contributing a further $72,000 to fund its plans in the remainder of fiscal 2004, for a total contribution of $506,000.




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

Capital Goods Markets

     The Company's customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts, airport ground support vehicles and railway signaling equipment. These markets are cyclical and some are currently depressed. Demand in these markets could decrease further or customers could decide to purchase alternative products. In this event the Company's sales could decrease below its current break even point and there is no certainty that the Company would be able to decrease overhead expenses to enable it to operate profitably.

Materials and subcontractors

     The Company relies on certain suppliers and subcontractors for all of its requirements for certain components, sub-assemblies and finished products. In the event that such suppliers and subcontractors are unable or unwilling to continue supplying the Company, or to meet the Company's cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

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

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

In the third quarter of fiscal 2004 net income was $103,000, or $.03 per diluted share, which was in line with last year's results for the same period when the Company had net income of $98,000, or $.03 per diluted share. Revenues for the third quarter were $7,486,000, an increase of $1,525,000, or 26%, compared to the prior year's $5,961,000. Foreign currency fluctuations accounted for an increase of $435,000, or 7%, in reported sales but had an insignificant impact on operating income. Volumes increased by 19% compared to the third quarter of last year mainly due to gains in the controls business. Engineering expense, mainly on advanced new products, was $296,000 higher than the third quarter of last year. Operating income for the third quarter was $121,000 compared to $161,000 in the same quarter last year.

For the nine month period net income was $326,000, or $.10 per diluted share, compared to $315,000, also $.10 per diluted share, last year. Revenues in the first nine months of this year were $21,255,000, an increase of $3,481,000, or 20%, compared to last year. Foreign currency fluctuations accounted for an increase of $1,635,000, or 9%, in reported sales. Volumes were 11% higher than the prior year period. The gross profit percentage increased to 40.3% of sales compared to 38.8% in the same period last year. Higher operating expenses, mainly related to new product engineering, sales and marketing and adverse foreign currency affects increased operating expenses by $1,569,000 compared to the same period last year. Operating income for the nine months was $574,000 compared to $478,000 in the first nine months of fiscal 2003. The increase in operating income was mainly due to increased volumes and foreign currency fluctuations, partially offset by the higher operating expense mainly related to new products.

Cash balances increased by $355,000 in the third quarter of fiscal 2004 to $562,000. In the first nine months of this year cash balances increased by $38,000. Operating activities generated cash of $458,000, capital expenditure used cash of $479,000 and dividend payments amounted to $281,000. Exchange rate changes increased cash by $340,000.

Results of Operations

Three months ended July 3, 2004

     Sales in the third fiscal quarter ended July 3, 2004 were $7,486,000 compared to $5,961,000 in the third quarter of last year, an increase of $1,525,000, or 26%. Foreign currency fluctuations, principally the weakness of the US dollar compared to the Euro and the British pound, accounted for an increase of $435,000, or 7%, in revenues. Shipment volumes were 19% ahead of the third quarter of last year. Volumes in the U.S. Controller business increased by 44% with gains in shipments to the aerial lift, airport ground support and mining markets partially offset by lower demand in the US fork lift truck market. Volumes in the foreign controller markets grew by 10% compared to the third quarter of fiscal 2003, mainly due to strong growth in shipments to the aerial lift market. Shipment volumes to the foreign fork lift truck and airport ground support markets were moderately ahead of the same period last year. Capacitor revenues were 34% lower than last year. Capacitor sales were marginally lower than last year at $533,000 compared to $541,000 in the third quarter of fiscal 2003. An 11% decrease in capacitor volumes mainly in the audio capacitor market was partially offset by the impact of foreign currency fluctuations resulting in a 10% increase in reported sales of capacitors.

     Third quarter gross profit was 39.6% of sales, an increase of 0.2% from 39.4% in the same quarter of fiscal 2003. Gross profit of $2,961,000 was $614,000 higher than last year. The increase in gross profit was mainly due to higher volumes and to foreign currency fluctuations which caused a $220,000 increase in gross profit in the third quarter. In the third quarter of fiscal 2004 one of the Company's smaller sub-contractors became insolvent and ceased operations disrupting the Company's output for a period of a few weeks and causing increased costs of approximately $40,000 in the third quarter. The sub-assemblies provided by this sub-contractor have now been successfully transferred to other sub-contractors with no long-term adverse impacts on the Company's business.


     Selling, research and administrative expenses were $4,525,000, an increase of $911,000, or 25%, compared to last year's third quarter. Foreign currency fluctuations increased these expenses by $225,000, or 6%. In the third quarter of fiscal 2004, engineering and R&D expense increased by $296,000 compared to the same period last year. This was mainly due to higher engineering consulting expense and additional internal resources to accelerate the development of new high quality products. Management expects that engineering consulting expense will diminish over the next few quarters as the new products come on line. Foreign currency fluctuations increased the reported engineering and R&D expense by $90,000. In addition sales and marketing expense was 24% higher that the same quarter last year, mainly due to an increase in number of sales employees and additional marketing expense related to forthcoming new product introductions.

     In the third quarter there was operating income of $121,000 compared to $161,000 in the third quarter last year, a decrease in operating income of $40,000. Foreign currency fluctuations decreased reported operating income by $5,000. Operating income in the controller business of $208,000 was $82,000 higher than in the third quarter of last year. The increase in controller business operating income was mainly due to higher volumes partially offset by additional spending on engineering and marketing of new products. Operating income in the capacitor business segment decreased by $7,000 to $69,000, mainly due to lower volumes. Unallocated corporate expenses were $156,000 in the current year compared to $41,000 in the third quarter of last year.

    Other income in the third quarter of this year was $36,000 compared to other expense of $11,000 in the same quarter last year, a difference of $47,000. This was mainly due to foreign currency gains in the third quarter of fiscal 2004 compared to losses last year.

     Income before income taxes of $157,000 was in line with last year when pre-tax income was $150,000. Income taxes were 34.4% of pre-tax income compared to 34.7% in the same quarter last year. Net income was $103,000 compared to $98,000 in the same quarter last year, an increase of $5,000. Basic and fully diluted income per share were unchanged from the prior year at $.03 per share.

Nine months ended July 3, 2004

     Sales in the first nine months of fiscal 2004 were $21,225,000, compared to $17,744,000 in the prior year, an increase of $3,481,000, or 20%. Foreign currency fluctuations accounted for a $1,635,000, or 9%, increase in reported sales. Volumes were $1,846,000, or 11%, ahead of last year. Volumes in the controller business were 14% better than last year, with strong gains in the aerial lift, mining and airport ground support markets. In the capacitor business sales decreased by $298,000 compared to the same period last year. Capacitor volumes were down by $456,000, or 26%, compared to the first nine months of last year. Foreign currency fluctuations accounted for a $158,000, or 9%, increase in reported sales of the capacitor business segment.

     Revenues in the US controller business increased by 20%. This was mainly due to significantly higher sales into the US aerial lift market. Higher domestic volumes were also recorded in the mining, airport ground support, and other electric vehicle markets, partially offset by decreased sales into the fork lift truck market. Controller volumes in foreign markets grew by 11%, mainly due to increased demand in the European aerial lift market. All other market segments in the foreign controller business reported increased volumes.

     Gross profit was 40.3% of sales in the first nine months of fiscal 2004 compared to 38.8% in the comparable period last year. Gross profit increased by $1,655,000 compared to the first nine months of last year mainly due to increased volumes and foreign currency fluctuations. Higher margins on new products also contributed to the improvement in gross profit.

     Selling, research and administrative expenses were $7,981,000, an increase of $1,569,000, or 24%, compared to the comparable period last year. Foreign currency fluctuations increased reported operating expenses by $640,000, or 10%. In the first nine months of the current year, and excluding the impact of foreign currency fluctuations, engineering and R&D expense increased by $664,000 mainly due to increased consulting expense and additional internal resources to accelerate the development of new high quality products.

     Operating income for the first nine months was $574,000, an increase of $96,000, or 20% compared to the first nine months of last year. Foreign currency fluctuations resulted in a $135,000 increase in reported operating income. Operating income for the controller business increased by $408,000 to $711,000. The main causes of this increase in operating income were higher volumes partially offset by increased engineering and marketing expense. In the capacitor business segment operating income decreased by $190,000 to $163,000, mainly due to lower volumes, partially offset by a positive impact of foreign currency fluctuations.

     Other expense was $73,000 compared to other income of $6,000 in the same period last year, an adverse change of $79,000. This was mainly due to foreign currency losses in the current year compared to gains last year.

     Income before income taxes of $326,000 was in line with last year when pre-tax income was $315,000. Income taxes were 35% of pre-tax income, in both the current and prior year periods. Net income was for the first nine months of fiscal 2004 was $326,000, an increase of $11,000 compared to the same period last year. Basic and fully diluted income per share was $.10 per share in first nine months of both the current and prior fiscal years.


Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends, which, for the quarter ended July 3, 2004, amounted to $94,000. Cash balances at the end of the third quarter of 2004 were $562,000 compared to $524,000 in September 2003, an improvement of $38,000. In the third quarter cash balances increased by $355,000, mainly due to better working capital management. Third quarter net income of $103,000 covered the dividend payment of $94,000.

     In the first nine months of fiscal 2004 net income was $326,000, and operating activities generated $458,000 of cash. There was an increase of $1,464,000 in receivables due to both higher volumes and foreign currency fluctuations. The number of days sales in receivables decreased in the first nine months of fiscal 2004 from 70 days to 61 days. Dividend payments for the first nine months of fiscal 2004 amounted to $281,000. Capital expenditures were $479,000 compared to depreciation of $470,000.

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

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e))have concluded that, as of July 3, 2004, the disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

    (b) Reports on Form 8-K.

     A Current Report on Form 8-K was furnished on August 4, 2004 (Item 12). The report contained information announcing Tech/Ops Sevcon, Inc.'s earnings release issued on August 4, 2004.

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


                                          TECH/OPS SEVCON, INC.



Date: August 16, 2004              By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer(Principal
                                  financial and chief accounting officer)


               Exhibit Index

Exhibit        Description
-------        -----------

(3)(a)         Certificate of Incorporation of the registrant. Filed herewith

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

                                                           EXHIBIT (3) (a)

                            CERTIFICATE OF INCORPORATION

                                        OF

                                TECH/OPS SEVCON, INC.

     I, the undersigned, for the purpose of forming a corporation under the laws of the State of Delaware, hereby certify as follows:

FIRST:     The name of the corporation is Tech/Ops Sevcon, Inc.

SECOND:    The address of the corporation's registered office in the State of
Delaware is 229 South State Street, City of Dover, County of Kent. The name of its registered agent at such address is the Prentice-Hall Corporation System, Inc.

THIRD:     The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

FOURTH:    The total number of shares of all classes of stock which the corporation shall have authority to issue is eleven million (11,000,000), of which one million (1,000,000) shares without par value are to be of a class designated "Preferred Stock" and ten million (10,000,000) shares without par value are to be of a class designated "Common Stock".

                               Preferred Stock

     The Board of Directors is authorized, subject to limitations prescribed by law and the provisions of this Article Fourth, to provide by resolution for the issuance of the shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

     The authority of the Board with respect to each series shall include, but not be limited to, determination of the following:

(a) The number of shares constituting that series and the distinctive designation of that series;

(b) The dividend rate, if any, on the shares of that series, whether dividends shall be cumulative, and if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of the series;

(c) Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

(d) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

(e) Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(f) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

(g) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;

(h) Any other relative rights, preferences and limitations of that series.

     Dividends on outstanding shares of Preferred Stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on the outstanding shares of Common Stock with respect to the same dividend period.

     If upon any voluntary or involuntary liquidation, dissolution or winding up of the corporation, the assets available for distribution to holders of shares of Preferred Stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of Preferred Stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto.

                               Common Stock

     The Common Stock is subject to the rights and preferences of the Preferred Stock as hereinbefore set forth or authorized.

     Subject to the provisions of any applicable law or of the by-laws of the corporation, as front time to time amended, with respect to the fixing of a record date for the determination of stockholders entitled to vote, and except as otherwise provided by law or by the resolution or resolutions providing for the issue of any series of Preferred Stock, the holders of outstanding shares of Common Stock shall have exclusive voting rights for the election of directors and for all other purposes, each holder of record of shares of Common Stock being entitled to one vote for each share of Common Stock standing in his name on the books of the corporation.

     Subject to the rights of any one or more series of Preferred Stock, the holders of Common Stock shall be entitled to receive such dividends as from time to time may be declared by the Board of Directors out of any funds of the corporation legally available for the payment of such dividends.

     In the event of the liquidation, dissolution, or winding up of the corporation, whether voluntary or involuntary, after payment shall have been made to the holders of the Preferred Stock of the full amount to which they are entitled, the holders of Common Stock shall be entitled to share, ratably according to the number of shares of Common Stock held by them, in all remaining assets of the corporation available for distribution to its stockholders.

                                Issuance
     Subject to the provisions of this Certificate of Incorporation and except as otherwise provided by law, the shares of stock of the corporation, regardless of class, may be issued for such consideration and for such corporate purposes as the Board of Directors may from time to time determine.

FIFTH:     The name and mailing address of the incorporator are as follows:

           Name                            Mailing Address
           ----                            ---------------
           Marvin G. Schorr                One Beacon Street
                                           Boston, Massachusetts 02108

SIXTH:     The Board of Directors shall consist of not less than three nor more than fifteen directors, the exact number to be determined from time to time by resolution adopted by the affirmative vote of a majority of the directors then in office. The directors shall be divided into three classes, as nearly equal in number as the then total number of directors constituting the entire Board permits, with the term of office of one class expiring each year. The initial directors of the first class shall be elected to hold office for a term expiring at the next succeeding annual meeting, the initial directors of the second class shall be elected to hold office for a term expiring at the second succeeding annual meeting and the initial directors of the third class shall be elected to hold office for a term expiring at the third succeeding annual meeting. At each succeeding annual meeting of stockholders beginning in 1989, successors to the class of directors whose term expires at that meeting shall be elected for a three year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in the size of such class shall hold office for a term that shall coincide with the remaining term of that class, but in no event will a decrease in the number of directors shorten the term of any incumbent director. Any vacancies in the Board of Directors for any reason, and any directorships resulting from any increase in the number of directors, may be filled by the Board of Directors, acting by a majority of the directors then in office, although less than a quorum, and any directors so chosen shall hold office until the next election of the class for which such directors shall have been chosen. Notwithstanding the foregoing, and except as otherwise required by law, whenever the holders of any one or more series of Preferred Stock shall have the right, voting separately as a class, to elect one or more directors of the corporation, the election, terms of office and other features of such directorships shall be governed by the terms of this Certificate of Incorporation and certificates of designation applicable thereto, and such directors so elected shall not be divided into classes pursuant to this Article Sixth unless expressly provided by such terms. Subject to the foregoing, at each annual meeting of stockholders the successors to the class of directors whose terms shall then expire shall be elected to held office for a term expiring at the annual meeting for the year in which their term expires and until their successors shall be elected and qualified, subject to prior death, resignation, retirement or removal.

SEVENTH:     The Board of Directors is expressly authorized to exercise all powers granted to the directors by law except insofar as such powers are limited or denied herein or in the by-laws of the corporation. In furtherance of such powers, the Board of Directors shall have the right to adopt, amend or repeal the by-laws of the corporation, but the stockholders may adopt additional by-laws and may amend or repeal any by-law whether adopted by them or otherwise.

EIGHTH:      Election of directors need not be by written ballot unless the by-laws of the corporation shall so provide.

NINTH:       No action required to be taken or which may be taken at any annual or special meeting of stockholders of the corporation may be taken by written consent without a meeting, and the power of stockholders to consent in writing, without a meeting, to the taking of any action is specifically denied.

             This Article Ninth may not be amended, revised or revoked, in whole or in part, except by the affirmative vote of the holders of 80% of the shares of all classes of stock of the corporation entitled to vote for the election of directors, considered for the purposes of this Article Ninth as one class of stock.

TENTH:       (i)  Except as set forth in part (ii) of this Article Tenth, the affirmative vote of the holders of 80% of the shares of all classes of stock of the corporation entitled to vote for the election of directors, considered for the purposes of this Article as one class, shall be required (a) for the adoption of any agreement for the merger or consolidation of the corporation or any Subsidiary (as hereinafter defined) with or into any Other Corporation (as hereinafter defined), (b) to authorize any sale, lease, exchange, mortgage, pledge or other disposition of all or substantially all of the assets of the corporation or any Subsidiary to any Other Corporation, (c) to authorize the issuance or transfer by the corporation of any Substantial Amount (as hereinafter defined) of securities of the corporation in exchange for the securities or assets of any Other Corporation, or (d) to engage in any other transaction the effect of which is to combine the assets and business of the corporation or any Subsidiary with any Other Corporation. Such affirmative vote shall be in addition to the vote of the holders of the stock of the corporation otherwise required by law, the Certificate of Incorporation of the corporation or any agreement or contract to which the corporation is a party.

             (ii) The provisions of part (i) of this Article Tenth shall not be applicable to any transaction described herein if such transaction is approved by a resolution of the Board of Directors of the corporation, provided that the directors voting in favor of such resolution consist of a majority of the persons who were duly elected and acting members of the Board of Directors prior to the time any such Other Corporation became a Beneficial Owner (as hereinafter defined) of 5% or more of the shares of stock of the corporation entitled to vote for the election of directors (a "Continuing Director"), including any successor of a Continuing Director who is not an affiliate or an associate or a representative of such Other Corporation and is recommended or elected to succeed such Continuing Director by a majority of Continuing Directors. In considering such transaction, the Board of Directors shall give due consideration to all relevant factors, including without limitation the social and economic effects on the employees, customers, suppliers and other constituents of the corporation and its Subsidiaries and on the communities in which the corporation and its Subsidiaries operate or are located.

             (iii) The Board of Directors shall have the power and duty to determine for the purposes of this Article Tenth, on the basis of information known to such Board, if and when any Other Corporation is the Beneficial Owner of 5% or more of the outstanding shares of stock of the corporation entitled to vote for the election of directors. Any such determination, if made in good faith, shall be conclusive and binding for all purposes of this Article Tenth.

             (iv) As used in this Article Tenth, the following terms shall have the meanings indicated:

             "Other Corporation" means any person, firm, corporation or other entity, other than a Subsidiary of the corporation, which is the Beneficial Owner of 5% or more of the shares of stock of the corporation entitled to vote in the election of directors.

             "Subsidiary" means any corporation in which the corporation owns, directly or indirectly, more than 50% of the voting securities.

             "Substantial Amount" means any securities of the corporation having a then fair market value of more than $500,000.

             An Other Corporation (as defined above) shall be deemed to be the "Beneficial Owner" of stock if such Other Corporation or any "affiliate" or "associate" of such Other Corporation (as those terms are defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (15 U.S.C. 78 aaa et seq.), as amended from time to time), directly or indirectly, controls the voting of such stock or has any options, warrants, conversion or other rights to acquire such stock.

             (v) This Article Tenth may not be amended, revised or revoked, in whole or in part, except by the affirmative vote of the holders of 80% of the shares of all classes of stock of the corporation entitled to vote for the election of directors, considered for the purposes of this Article Tenth as one class of stock.

             ELEVENTH: No director shall be personally liable to the corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law
(i) for breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to
Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this Article Eleventh shall apply to or have any effect on the liability or alleged liability of any director of the corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.

             TWELFTH: The corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation,

             Signed this 23 day of November, 1987.

                                               /s/ Marvin G. Schorr
                                               -----------------------------
                                               Marvin G. Schorr, Incorporator



                          CERTIFICATE OF AMENDMENT

                                      OF

                        CERTIFICATE OF INCORPORATION

                                      OF

                           TECH/OPS SEVCON, INC.

     Tech/Ops Sevcon, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

FIRST: That at a meeting of the Board of Directors of Tech/Ops Sevcon, Inc., a resolution was duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and directing that it be considered at the next annual meeting of the stockholders of said corporation. The resolution setting forth the proposed amendment is as follows:

     Resolved that this corporation's Certificate of Incorporation be amended by changing the first paragraph of Article FOURTH to read as follows:

     The total number of shares of all classes of stock which the corporation shall have authority to issue is five million (5,000,000), of which one million (1,000,000) shares $.10 par value, are to be of a class designated "Preferred Stock" and four million (4,000,000) shares, $.10 par value, are to be of a class designated "Common Stock".

SECOND: That thereafter, pursuant to resolution of its Board of Directors, the annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD:   That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, said Tech/Ops Sevcon, Inc. has caused this certificate to be signed by Bernard F. Start, its President, and Robert P. Moncreiff, its Secretary, this twenty-seventh day of January 1993.

                                      BY: /s/ Bernard F. Start
                                          ---------------------------
                                          Bernard F. Start, President


                                      ATTEST: /s/ Robert P. Moncreiff
                                              -----------------------------
                                              Robert P. Moncreiff, Secretary

                              CERTIFICATE OF AMENDMENT

                                          OF

                           CERTIFICATE OF INCORPORATION

                                          OF

                                TECH/OPS SEVCON, INC.

     Tech/Ops Sevcon, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

     FIRST: That at a meeting of the Board of Directors of Tech/Ops Sevcon, Inc., a resolution was duty adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and directing that it be considered at the next annual meeting of the stockholders of said corporation. The resolution setting forth the proposed amendment is as follows:

     Resolved that this corporation's Certificate of Incorporation be amended by changing the first paragraph of Article FOURTH to read as follows:

     The total number of shares of all classes of stock which the corporation shall have authority to issue is nine million (9,000,000), of which one million (1,000,000) shares, $.10 par value, are to be of a class designated "Preferred Stock" and eight million (8,000,000) shares, $.10 par value, are to be designated "Common Stock".

     SECOND: That thereafter, pursuant to resolution of its Board of Directors, the annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

     THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Tech/Ops Sevcon, Inc. has caused this certificate to be signed by Bernard F. Start, its President, and David R. Pokross, Jr., its Secretary, this thirty-first day of January 1996.

                                    BY: /s/ Bernard F. Start
                                        ---------------------------
                                        Bernard F. Start, President


                                    ATTEST: /s/ David R. Pokross, Jr.
                                            -------------------------
                                            David R. Pokross, Jr., Secretary



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

Date:  August 16, 2004                                /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


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

Date:  August 16, 2004                                /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended July 3, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 16, 2004                   /s/ Matthew Boyle
                                        -----------------------
                                        Matthew Boyle
                                        Chief Executive Officer



Dated: August 16, 2004                   /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer


1