Form 10-K
period 2004-09-30
TECH OPS SEVCON INC
filed 2004-12-27
CIK 825411

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549

                                      FORM 10-K
              (Mark One)

              1  Annual report pursuant to Section 13 or 15(d) of the
                          Securities Exchange  Act of 1934

                    For the fiscal year ended September 30, 2004 or

              0  Transition report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

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

                155 NORTHBORO ROAD, SOUTHBOROUGH, MASSACHUSETTS 01772
             (Address of Principal Executive Offices)         (Zip Code)

              Registrant's Area Code and Telephone Number (508) 281 5510


              Securities registered pursuant to Section 12(b) of the Act:

        (Title of Each Class)          (Name of Exchange on Which Registered)
COMMON STOCK, PAR VALUE $.10 PER SHARE         AMERICAN STOCK EXCHANGE

         Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 1 No 0

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. 0

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes 0 No 1

As of April 3, 2004, 3,125,051 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was approximately $15,200,000. As of December 14, 2004, 3,160,051 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 24, 2005 are incorporated by reference into Part III of this report.

INDEX

ITEM

PART I                                                                    PAGE
1.  BUSINESS
      General description                                                    3
      Marketing and sales                                                    3
      Patents                                                                3
      Backlog                                                                3
      Raw materials                                                          3
      Competition                                                            3
      Research and development                                               3
      Environmental regulations                                              4
      Employees and labor relations                                          4
2.  PROPERTIES                                                               4
3.  LEGAL PROCEEDINGS                                                        4
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      4
    EXECUTIVE OFFICERS OF THE REGISTRANT                                     4

PART II
5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
      ISSUER PURCHASES OF EQUITY SECURITIES                                  4
6.  SELECTED FINANCIAL DATA                                                  5
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                              5
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              10
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Balance Sheets September 30, 2004 and 2003               11
      Consolidated Statements of Income for the Years ended
        September 30, 2004, 2003 and 2002                                   12
      Consolidated Statements of Comprehensive Income for the
        Years ended September 30, 2004, 2003 and 2002                       12
      Consolidated Statements of Stockholders' Investment for the
        Years ended September 30, 2004, 2003 and 2002                       13
      Consolidated Statements of Cash Flows for the Years ended
        September 30, 2004, 2003 and 2002                                   14
      Notes to Consolidated Financial Statements                            15
      Report of Independent Registered Public Accounting Firm               25
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE                                                  26
9A. CONTROLS AND PROCEDURES                                                 26

PART III
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      26
11. EXECUTIVE COMPENSATION                                                  26
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          26
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          27
14. PRINCIPAL ACCOUNTING FEES AND SERVICES                                  27

PART IV
15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      Exhibits                                                              27
      Financial statements and schedules                                    27
      Signatures of registrant and directors                                29
SCHEDULES
II RESERVES                                                                 32

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to "year" in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

* General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France and South Korea the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 93% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 11% of sales in fiscal 2004 compared to 10% in fiscal 2003 and 11% in fiscal 2002.

In fiscal 2004 sales were $29,150,000, an increase of $6,037,000, or 26%, compared to the previous year. Foreign currency fluctuations, principally the strength of the Euro and the British Pound compared to the US Dollar, accounted for an increase of $2,027,000, or 9%, in reported sales. Most of the markets for the Company's products are cyclical and are showing modest growth, as a result volumes grew by 17% compared to fiscal 2003. In the five year period ending in fiscal 2004 the markets served by the Company have been cyclical with significant decreases in 2001 and 2002, modest growth in 2003 and stronger growth in fiscal 2004. Research and development expense in fiscal 2004 was $3,952,000 compared to $2,976,000 in the prior year, an increase of $976,000, or 33%. This increase was mainly due to the Company's advanced new product development program using consultants to speed up the development process and supplement the Company's own engineering resources. Operating income in fiscal 2004 was $972,000, compared to $151,000 in the previous year. Net income was $611,000, or $.19 per diluted share, compared to $83,000, or $.03 per share, last year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2004 performance.

* Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $10,577,000, $8,141,000 and $9,054,000, in fiscal years 2004, 2003 and 2002, respectively, which accounted for approximately 36%, 35% and 41%, respectively, of total sales. Approximately 56% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 84% of the Company's sales are direct to end customers, with 16% made to the Company's international dealer network. See Note 7 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers.

* Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

* Backlog

Tech/Ops Sevcon's backlog at September 30, 2004 was $3,601,000 compared to $2,682,000 at September 2003, and $2,460,000 at September 2002.

* Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. However, the Company relies on certain suppliers and subcontractors for all of its requirements for certain components, subassemblies, and finished products.

* Competition

In the United States, the Company competes primarily with a division of the General Electric Company, which has a significant share of the market, and with Curtis Instruments, Inc., a privately held company. Overseas, Tech/Ops Sevcon has several international competitors, including General Electric Company and Curtis Instruments, as well as a number of smaller competitors that operate only in local markets. In addition, several large manufacturers of fork lift trucks make their own controls, although their product is generally for internal use only. The Company differentiates itself from its competitors principally by technical innovation and its willingness to customize products for specific applications. The Company believes that it is one of the largest independent suppliers of such devices outside of the United States.

* Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $3,952,000 in 2004 compared to $2,976,000 in 2003 and $2,415,000 in 2002. The increase in research and development spending of $976,000, or 33%, in fiscal 2004 was principally due to consultancy costs on advanced new product development.

* Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon.

* Employees and labor relations

As of September 30, 2004, the Company employed 169 full-time employees, of whom 17 were in the United States, 141 were in the United Kingdom, 8 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 2 PROPERTIES

The US subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. 5,000 square feet of space is also rented near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Bucheon City, near Seoul, under a lease due to expire in 2005. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising in the ordinary course of business, but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer    Age    Position
------------------------------------------------------------------------------
Matthew Boyle       42    President & Chief Executive Officer
Paul A. McPartlin   59    Vice President, Treasurer & Chief Financial Officer

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

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown below. At December 14, 2004, there were approximately 320 shareholders of record.

------------------------------------------------------------------------------
                            Quarter 1  Quarter 2  Quarter 3  Quarter 4    Year
------------------------------------------------------------------------------
2004 Quarters
Cash dividends per share       $  .03     $  .03     $  .03     $  .03  $  .12
------------------------------------------------------------------------------
Common stock price per share
  - High                       $ 6.28     $ 6.75     $ 6.70     $ 6.40  $ 6.75
  - Low                          5.05       5.40       5.75       5.80    5.05
------------------------------------------------------------------------------
2003 Quarters
Cash dividends per share       $  .03     $  .03     $  .03     $  .03  $  .12
------------------------------------------------------------------------------
Common stock price per share
  - High                       $ 5.20     $ 5.25     $ 5.95     $ 7.15  $ 7.15
  - Low                          4.25       4.40       4.00       5.20    4.00
------------------------------------------------------------------------------

ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last five years is set out below:

For the Years ended September 30          (in thousands except per share data)
------------------------------------------------------------------------------
                                     2004     2003     2002     2001     2000
------------------------------------------------------------------------------
Net sales                         $29,150  $23,113  $21,872  $27,002  $30,360
Operating income                      972      151       45    1,652    4,108
Net income                            611       83       57    1,101    2,805
Basic income per share            $   .20  $   .03  $   .02  $   .35  $   .90
Cash dividends per share          $   .12  $   .12  $   .30  $   .72  $   .72
Average shares outstanding          3,125    3,125    3,117    3,110    3,115
Stockholders' investment           10,464    9,648    9,453    9,959   11,272
Total assets                      $16,608  $13,784  $13,521  $15,750  $17,209
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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted the following new accounting pronouncement in fiscal 2004. See Notes to Consolidated Financial Statements (1) P. for a more detailed description of this new accounting pronouncement.

Statement of Financial Accounting Standards Board (SFAS) #132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" - Adoption did not have a material effect on consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Annual Report. While all these significant accounting policies impact its financial condition and results of operations, certain of these policies require management to use a significant degree of judgement and/or make estimates, consistently with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgements and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management's estimates and judgements.

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management's judgment about the customer's business. Ten customers account for approximately 56% of the Company's sales. If the financial condition of any of the Company's customers is worse than estimated or were to deteriorate, resulting in an impairment of its ability to make payments, the Company's results may be adversely affected and additional allowances may be required. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making difficult judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management's expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required and the Company's results may be materially adversely affected. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary, which could involve the Company in substantial unanticipated expense significantly in excess of the reserve. There were no significant safety related product recalls during the past three fiscal years.

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142. In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company's stock and an analysis of precedent transactions. These estimates require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods the conclusion was that the goodwill had not been impaired. If, in future periods, the Company's results of operations, cash flows or the market price of the Company's stock were to decrease significantly then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense relating to the pension plans which could have a material effect on the Company's results of operations. The Company's pension plans are significant relative to the size of the Company. Pension plan assets were $12,899,000 at September 30, 2004 and the total assets of the Company were $16,608,000. Although the plan assets are not included in the assets of the Company they are 78% of size of the Company's total assets. If, as a result of changes in assumptions, the accumulated benefit obligation of either of the plans were to exceed the fair value of assets of that plan, then an adjustment to record this additional liability and corresponding decrease stockholders equity would be necessary, which could have a material effect on the Company's financial position,

RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 10, the Company believes that the following represent the most significant risk factors for the Company:

Capital goods markets are cyclical

The Company's customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and are currently showing modest growth, but demand in these markets could decrease or customers could decide to purchase alternative products. In this event the Company's sales could decrease below its current break even point and there is no certainty that the Company would be able to decrease overhead expenses to enable it to operate profitably.

Single source materials and sub-contractors may not meet the Company's needs

The Company relies on certain suppliers and sub-contractors for all of its requirements for certain components, sub-assemblies and finished products. In the event that such suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company's cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

Damage to the Company's or sub-contractor's buildings would hurt results

In the controller business the majority of product is produced in a single plant in England and uses sub-assemblies sourced from a sub-contractor with single plant in Poland. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

The Company risks adverse litigation impact

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense and that its accruals for customer payments are adequate to cover its estimated exposure to this customer.

* A) Results of Operations

2004 compared to 2003

In fiscal 2004 sales were $29,150,000 compared to $23,113,000 in 2003, an increase of 26%. Revenues in the United States were $10,577,000, a volume increase of $2,436,000, or 30%, compared to $8,141,000 in fiscal 2003. In Europe and the Far East revenues of $18,573,000 were $3,601,000, or 24%, higher than the revenues of $14,972,000 reported last year. Because these foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. The Dollar weakened compared to both the Euro and the British Pound in 2004 and the net effect of these changes in average foreign currency exchange rates was a devaluation of the Dollar of 12%. Fiscal 2004 sales increased by $2,027,000, or 9% due to the impact of exchange rates on reported sales in foreign currencies. Therefore shipment volumes in foreign markets were ahead of fiscal 2003 by $1,574,000, or 11%. On a global basis volumes were $4,010,000, or 17%, higher than last year.

In the controls business segment sales were $27,101,000, compared to $20,730,000 last year, an increase in reported revenues of $6,371,000, or 31%. Foreign currency changes increased reported controls segment revenues by $1,791,000, or 9%. Therefore shipment volumes in the controls business segment increased by $4,580,000, or 22%. In the fork lift truck market, the largest end user market for the controls business, sales volumes decreased by 6% compared to last year mainly due to business decreases in the United States. Aerial lift volumes grew by 125% compared to the prior year with new business gains in the USA, the Far East and Europe. Volumes in the airport ground support were ahead by 61%, with this market showing some recovery from the depressed conditions of the last two years. Sales into the mining equipment end user market in the United States grew by 41% due to increased demand for coal. Sales into other electric vehicle markets, such as, burden carriers, neighborhood electric vehicles and sweepers, increased by 26% compared to fiscal 2003.

In the capacitor business segment sales were $2,049,000 compared to $2,383,000 in last fiscal year, a decrease of $334,000, or 14%. The change in the exchange rate of the British Pound compared to the US Dollar increased sales measured in Dollars by $236,000, or 10%, compared to last year, therefore capacitor shipment volumes were down by $570,000, or 24%. This decrease in volumes was due to both a change in raw material technology resulting in lower selling prices and decreased demand in both the railway signaling and professional high-end audio equipment end markets.

Cost of sales was $17,605,000, compared to $14,308,000 in fiscal 2003 an increase of $3,297,000 compared to last year. The 23% increase in cost of sales was mainly due to higher volumes and foreign currency fluctuations; and compares to an increase in sales of $6,037,000, or 26%. Gross profit in fiscal 2004 was $11,545,000, or 39.6% of sales, compared to $8,805,000, or 38.1%, in the previous year. Foreign currency fluctuations increased reported gross profit by $310,000 compared to the prior year. Excluding the effects of foreign currency changes, gross profit increased by $2,430,000 and gross profit before currency changes was 38.5% of sales, an increase of 1.5% compared to fiscal 2003 due to both increased volumes and manufacturing unit cost efficiencies.

Selling, research and administrative expenses (operating expenses) were $10,573,000 compared to $8,654,000 last year, an increase of $1,919,000, or
22%. Foreign currency fluctuations resulted in an increase in reported operating expenses of $721,000, or 8%. Adjusting for the effects of foreign currencies operating expenses increased by $1,198,000, or 14%. In fiscal 2004 the Company incurred consultancy costs of $1,179,000 related to accelerated new product engineering, which compares to $915,000 last year. In the third quarter of fiscal 2004 the major portion of this consultancy work was completed and the Company expects that future engineering consultancy spending will be at significantly lower levels. During fiscal 2004 the Company has increased its internal engineering resources to support both increased levels of sales in 2004 and the introduction of advanced new products. In the second half of fiscal 2004 the Company strengthened its sales and marketing activities with the appointment of a new manager of worldwide sales and marketing for the controls business, in preparation for the launch of the advanced new product range. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses        (in thousands of dollars)
------------------------------------------------------------------------------
Reported expense in fiscal 2004                                      $ 10,573
Reported expense in fiscal 2003                                         8,654
------------------------------------------------------------------------------
Increase in expense                                                     1,919
------------------------------------------------------------------------------
Increase (decrease) due to:
  Effect of exchange rate changes                                         721
  Additional engineering consultancy costs in fiscal 2004,
    net of currency effect                                                139
  Additional internal engineering expense, net of currency effect         487
  Additional sales and marketing expense, net of currency effect          370
  Other increases in operating expense - net,                             202
------------------------------------------------------------------------------
Total increase in selling research and administrative expenses
  in fiscal 2004                                                        1,919
------------------------------------------------------------------------------

Operating income in the current year was $972,000 compared to $151,000 in fiscal 2003, an increase of $821,000. Foreign currency changes resulted in a $411,000 decrease in operating income; therefore there was a year-to-year improvement in operating income of $1,232,000 before the impact of currencies. This improvement in operating income before the currency impact was mainly due to a 17% increase in shipment volumes and improved gross profit percentage partly offset by higher operating expenses.

Interest expense in fiscal 2004 was $29,000 compared to $57,000 in the prior year, due to decreased short-term borrowing in Europe. Interest income was $1,000 compared to $2,000 in the prior year, due to lower cash balances. Other expense, mainly due to foreign currency losses, was $26,000 compared to other income of $32,000 in fiscal 2003.

Income before income taxes was $918,000 in fiscal 2004, an increase of $790,000 compared to the previous year. Income taxes were 33.4% of pre-tax income in fiscal 2004 compared to 35.2% in fiscal 2003. The lower tax rate was due to most of the income in fiscal 2004 arising in Europe, where average tax rates are lower. Net income in fiscal 2004 was $611,000, compared to $83,000 last year. In fiscal 2004 basic net income per share was $.20 and diluted net income per share was $.19; a significant improvement compared to last year, when both basic and diluted net income per share was $.03.

2003 compared to 2002

Sales in fiscal 2003 were $23,113,000 an increase of $1,241,000, or 6%, compared to the previous year. Revenues in the United States were $8,141,000, a decrease in volumes of $913,000, or 10%, compared to $9,054,000 in fiscal 2002. In Europe and the Far East revenues of $14,972,000 were $2,153,000, or 17%, higher than the revenues of $12,818,000 reported in fiscal 2002. Because these foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. Both the Euro and the British Pound strengthened compared to the Dollar in 2003 and the net effect of these changes in average foreign currency exchange rates was to increase fiscal 2002 foreign sales when measured in Dollars by $1,885,000, or 15%. Therefore shipment volumes in foreign markets were ahead of fiscal 2002 by $268,000, or 2%. On a global basis volumes were $645,000, or 3%, below fiscal 2002.

In the controls business segment sales were $20,730,000, compared to $20,100,000 in the previous year, an increase in reported revenues of $630,000, or 3%. Foreign currency changes increased reported controls segment revenues by $1,695,000, or 8%. Therefore there was a decrease in shipment volumes of the controls business segment of $1,065,000, or 5%. In the fork lift truck market, the largest end user market for the controls business, sales volumes increased by 3% compared to fiscal 2002 mainly due to business gains in Europe and the Far East. Aerial lift volumes were down by 14% compared to fiscal 2002 and airport ground support volumes decreased by 41% compared to the already depressed conditions in fiscal 2002. In both of these end user markets the world-wide slowdown in capital spending was the main cause of the decrease. Sales into the mining equipment end user market in the United States decreased by 13% due to lower demand for coal. Sales into other electric vehicle markets, such as neighborhood electric vehicles, burden carriers and sweepers, increased by 13% compared to the prior fiscal year. Growth in the other electric vehicle market was adversely impacted by the end of production of the Ford Th!nk neighborhood electric vehicle early in fiscal 2003.

In the capacitor business segment sales were $2,383,000 compared to $1,772,000 in the previous fiscal year, a gain of $611,000, or 34%. The change in the exchange rate of the British Pound compared to the US Dollar increased sales measured in Dollars by $190,000, or 11%, compared to the previous year, therefore capacitor shipment volumes were up by $421,000, or 24%. Both the railway signaling and professional high-end audio equipment end markets recorded higher volumes compared to fiscal 2002.

Cost of sales was $14,308,000, compared to $13,909,000 in fiscal 2002 an increase of $399,000, or 3%, compared to the previous year. This compares to an increase in sales of $1,241,000, or 6%. Gross profit in fiscal 2003 was $8,805,000, or 38.1% of sales, compared to $7,963,000, or 36.4% of sales, in
2002. Foreign currency fluctuations increased reported gross profit by $780,000 compared to fiscal 2002. Excluding the effects of foreign currency changes, gross profit increased by $62,000 and gross profit was 37.0% of sales, an increase of 0.6% compared to fiscal 2002. For several years the Company had outsourced a significant proportion of its manufacturing to Eastern Europe and this transition was completed in 2003. This has resulted in lower product costs. In the fourth quarter of fiscal 2003, there was an increase in the reserves for slow moving and obsolete inventory of $205,000, which adversely impacted gross profit. This resulted from a detailed review of inventories in connection with the outsourcing program.

Selling, research and administrative expenses (operating expenses) were $8,654,000 compared to $7,918,000 in fiscal 2002, an increase of $736,000, or
9%. Foreign currency fluctuations resulted in an increase in reported operating expenses of $470,000. Before the effects of foreign currencies operating expenses increased by $266,000, or 3%. In fiscal 2003 the Company incurred consultancy costs of $915,000 principally due to accelerated new product engineering, which compares to $543,000 for new product engineering and new computer systems consultancy last year. In fiscal 2002 the Company incurred an additional expense of $209,000 relating to its UK pension plan. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses        (in thousands of dollars)
------------------------------------------------------------------------------
Reported expense in fiscal 2003                                       $ 8,654
Reported expense in fiscal 2002                                         7,918
------------------------------------------------------------------------------
Increase in expense                                                       736
Increase (decrease) due to:
  Effect of exchange rate changes                                         470
  Additional consultancy costs in fiscal 2003                             372
  Additional pension expense recorded in fiscal 2002                     (209)
  Other increases in operating expense - net,                             103
------------------------------------------------------------------------------
Total increase in selling research and administrative expenses
  in fiscal 2003                                                          736
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

Interest expense in fiscal 2003 was $57,000 compared to $39,000 in fiscal 2002, due to higher short-term borrowing in Europe. Interest income was $2,000 compared to $9,000 in the prior year, due to lower cash balances. Other income, mainly due to foreign currency gains, was $32,000 compared to $73,000 in the previous year.

Income before income taxes was $128,000 in fiscal 2003, an increase of $40,000 compared to fiscal 2002. Income taxes were 35.2% of pre-tax income in both fiscal 2003 and 2002. Net income in fiscal 2003 was $83,000, or $.03 per share, both basic and diluted. In fiscal 2002 net income was $57,000, or $.02 per share, both basic and diluted. Net income increased by $26,000 or $.01 per share compared to the previous year.

* B) Liquidity and Capital Resources

The Company's cash flow from operating activities for fiscal 2004 was $1,071,000 compared to $447,000 last year. Acquisitions of property, plant and equipment amounted to $628,000 compared to $564,000 in fiscal 2003. Quarterly dividend payments were at the rate of $.03 per share throughout both fiscal 2004 and 2003. In fiscal 2002 quarterly dividends were reduced twice, from $.18 per share to $.09 per share in the first quarter and then to $.03 per share in the fourth quarter. In the last two fiscal years dividend payments amounted to $375,000 per year compared to $1,401,000 in 2002. Exchange rate changes increased cash by $313,000 in fiscal 2004 compared to $321,000 last year. In fiscal 2004 cash balances increased by $381,000, compared to a decrease of $171,000 in 2003. The main changes in working capital in fiscal 2004 which increased by $129,000, were an increase in receivables of $1,971,000, less an increase in accounts payable of $1,511,000, both changes were mainly due to higher shipments. Inventories increased by $44,000, or 2%, which compares with an increase in sales of 26%. Accrued compensation and expenses increased by $218,000 and income taxes were $295,000 higher than last year.

The Company has no long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $1,991,000 and in France of $124,000. These facilities were unused at September 30, 2004 and September 30, 2003. During fiscal 2004 the peak borrowing under these facilities was $640,000 compared to $1,131,000 in fiscal 2003 and the average level of borrowing was $202,000 compared to $555,000 last year. The UK overdraft facilities are secured by all of the Company's assets in the UK and are due for renewal in September 2005 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2005 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 30, 2004 the Company's cash balances were $905,000 and there was no short-term or long-term debt. The Company has, since January 1990, maintained a program of regular cash dividends. The dividends amounted to $94,000 per quarter in fiscal 2004. In the opinion of management, the Company's requirements for working capital to meet future business growth can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. The Company's capital expenditures are not expected, on average over a two to three year period, to exceed the depreciation charge which over the last three fiscal years averaged $583,000. There were no significant capital expenditure commitments at September 30, 2004. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.

* C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

* D) Contractual Obligations

Set out below are the Company's contractual obligations at September 30, 2004:
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                       Less than   1 - 3    3 - 5   More than
                                Total    1 year    years    years    5 years
------------------------------------------------------------------------------
Long-term debt obligations     $    -    $    -   $    -   $    -     $    -
Capital lease obligations           -         -        -        -          -
Operating lease obligations     2,833       207      394      394      1,838
Purchase Obligations            2,577     2,577        -        -          -
Other long term liabilities         -         -        -        -          -
------------------------------------------------------------------------------
Total                          $5,410    $2,784   $  394   $  394     $1,838
------------------------------------------------------------------------------

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. In fiscal 2004 approximately 36% of the Company's sales were made in US Dollars, 27% were made in British Pounds and 37% were made in Euros. Over 90% of the Company's cost of sales was incurred in British Pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro.

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

Because the difference between the spot and hedged foreign exchange rates at September 30, 2004 was less than 2%, and amounted to $62,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at September 30, 2004 the risk arising from changes in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2004 and 2003   (in thousands of dollars except per share data)
------------------------------------------------------------------------------
ASSETS                                                         2004      2003
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                 $   905   $   524
  Receivables, net of allowances for doubtful accounts
    of $192 in 2004 and $245 in 2003                          6,109     4,138
  Inventories                                                 4,043     3,999
  Prepaid expenses and other current assets                     931       762
------------------------------------------------------------------------------
Total current assets                                         11,988     9,423
------------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and improvements                                          25        23
  Buildings and improvements                                  2,186     2,008
  Equipment                                                   7,059     6,069
------------------------------------------------------------------------------
                                                              9,270     8,100

         Less: accumulated depreciation and amortization      6,085     5,174
------------------------------------------------------------------------------
Net property, plant and equipment                             3,185     2,926
------------------------------------------------------------------------------
Goodwill                                                      1,435     1,435
------------------------------------------------------------------------------
Total assets                                                $16,608   $13,784
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                          $ 3,001   $ 1,490
  Dividend payable                                               94        94
  Accrued compensation and related costs                        979       792
  Other accrued expenses                                      1,562     1,531
  Accrued and deferred taxes on income                          447       152
------------------------------------------------------------------------------
Total current liabilities                                     6,083     4,059
------------------------------------------------------------------------------
Deferred taxes on income                                         61        77
------------------------------------------------------------------------------
Commitments and contingencies (note 5)
------------------------------------------------------------------------------

Stockholders' investment
  Preferred stock, par value $.10 per share - authorized -
    1,000,000 shares; outstanding - none                          -         -
  Common stock, par value $.10 per share - authorized -
    8,000,000 shares; outstanding
    3,125,051 shares in 2004 and 2003                           313       313
  Premium paid in on common stock                             4,047     4,047
  Retained earnings                                           6,133     5,897
  Cumulative other comprehensive loss                           (29)     (609)
------------------------------------------------------------------------------
Total stockholders' investment                               10,464     9,648
------------------------------------------------------------------------------
Total liabilities and stockholders' investment              $16,608   $13,784
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2004, 2003 and 2002
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Net sales                                         $29,150   $23,113   $21,872
------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                   17,605    14,308    13,909
   Selling, research and administrative            10,573     8,654     7,918
------------------------------------------------------------------------------
                                                   28,178    22,962    21,827
------------------------------------------------------------------------------
Operating income                                      972       151        45
Interest expense                                      (29)      (57)      (39)
Interest income                                         1         2         9
Other income (expense), net                           (26)       32        73
------------------------------------------------------------------------------
Income before income taxes                            918       128        88
Income taxes                                         (307)      (45)      (31)
------------------------------------------------------------------------------
Net income                                        $   611   $    83   $     57
------------------------------------------------------------------------------
Basic income per share                            $   .20   $   .03   $    .02
------------------------------------------------------------------------------
Diluted income per share                          $   .19   $   .03   $    .02
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2004, 2003 and 2002
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Net income                                        $   611   $    83   $    57
Foreign currency translation adjustment               574       481       473
Changes in fair market value of cash flow hedges        6         6      (104)
------------------------------------------------------------------------------
Comprehensive income                              $ 1,191   $   570   $   426
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2004, 2003 and 2002
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                                   Premium
                                      paid             Cumulative       Total
                                     in on                  other      stock-
                   Common Treasury  common Retained comprehensive     holders'
                    stock    stock   stock earnings  income (loss) investment
------------------------------------------------------------------------------
Balance September
  30, 2001         $  311   $  (49) $3,925   $7,237       $(1,465)     $9,959
Net income              -        -       -       57             -          57
Dividends ($.30
  per share)            -        -       -     (935)            -        (935)
Currency trans-
  lation adjustment     -        -       -        -           473         473
Exercise of stock
  options               2       49     136     (170)            -          17
Tax effect of
  exercise of
  stock options         -        -     (14)       -             -         (14)
Change in fair
  market value of
  cash flow hedge       -        -       -        -          (104)       (104)
------------------------------------------------------------------------------
Balance September
  30, 2002            313        -   4,047    6,189        (1,096)      9,453
Net income              -        -       -       83             -          83
Dividends ($.12
  per share)            -        -       -     (375)            -        (375)
Currency translation
  adjustment            -        -       -        -           481         481
Change in fair
  market value of
  cash flow hedge       -        -       -        -             6           6
------------------------------------------------------------------------------
Balance September
  30, 2003            313        -   4,047    5,897          (609)      9,648
Net income              -        -       -      611             -         611
Dividends ($.12
  per share)            -        -       -     (375)            -        (375)
Currency translation
  adjustment            -        -       -        -           574         574
Change in fair
  market value of
  cash flow hedge       -        -       -        -             6           6
------------------------------------------------------------------------------
Balance September
  30, 2004         $  313   $    -  $4,047   $6,133       $   (29)    $10,464
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2004, 2003 and 2002
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Cash flow from operating activities:
Net income                                        $   611   $    83   $    57
Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                     630       575       544
    Deferred tax provision / benefit                  (41)     (201)     (124)
    Increase (decrease) in cash resulting from
      changes in operating assets and liabilities:
        Receivables                                (1,971)     (150)    1,207
        Inventories                                   (44)      138       705
        Prepaid expenses and other current assets    (138)      (32)      122
        Accounts payable                            1,511        84    (1,205)
        Accrued compensation and expenses             218       (42)      243
        Accrued and deferred taxes on income          295        (8)     (142)
------------------------------------------------------------------------------
Net cash generated from operating activities        1,071       447     1,407
------------------------------------------------------------------------------
Cash flow used by investing activities:
  Acquisition of property, plant and equipment       (628)     (564)     (287)
------------------------------------------------------------------------------
Net cash used by investing activities                (628)     (564)     (287)
------------------------------------------------------------------------------
Cash flow used by financing activities:
  Purchase of common stock                              -         -      (170)
  Exercise of stock options                             -         -       187
  Dividends paid                                     (375)     (375)   (1,401)
------------------------------------------------------------------------------
  Net cash used by financing activities              (375)     (375)   (1,384)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash               313       321       147
------------------------------------------------------------------------------
Net increase (decrease) in cash                       381      (171)     (117)
Beginning balance - cash and cash equivalents         524       695       812
------------------------------------------------------------------------------
Ending balance - cash and cash equivalents        $   905   $   524   $   695
------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                     $    44   $   237   $   238
   Cash paid for interest                         $    29   $    57   $    39
------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
   Dividend declared                              $    94   $    94   $    94
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tech/Ops Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SA and Sevcon Asia Limited. All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company's only post shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,952,000 in 2004, $2,976,000 in 2003 and $2,415,000 in 2002. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 13.6% of sales in 2004 compared to 12.9% in 2003 and 11.0% in 2002. Research and development expense in fiscal 2004 increased by $976,000, or 33% compared to last fiscal year. This increase was principally due to consultancy costs on advanced new product development, recruitment of additional internal engineering resources and currency fluctuations.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings and seven years for equipment. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

Statement of Financial Accounting Standards Board ("SFAS") # 123 "Accounting for Stock-Based Compensation" as amended by SFAS #148 "Accounting for Stock-Based Compensation - Transition and Disclosure" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting prescribed by Accounting Principles Board ("APB") #25 "Accounting for Stock Issued to Employees". The Company is evaluating the transition options under SFAS #148 and continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company's net income and earnings per share would have equaled the following pro forma amounts:

------------------------------------------------------------------------------
                               (in thousands of dollars except per share data)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Net income                       As reported      $   611   $    83   $    57
                                 Pro forma        $   545   $    17   $     4

Basic net income per share       As reported      $   .20   $   .03   $   .02
                                 Pro forma        $   .17   $   .01   $   .00

Diluted net income per share     As reported      $   .19   $   .03   $   .02
                                 Pro forma        $   .17   $   .01   $   .00
------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2003: risk-free interest rate of 3%; expected dividend yield of 2.7%; expected life of 7 years; expected volatility of 47%. There were no grants in fiscal 2004.

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

G. Inventories

Inventories are priced at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, are relieved from inventory on a first-in, first-out basis and are comprised of:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004                2003
------------------------------------------------------------------------------
Raw materials                                     $ 2,076             $ 1,963
Work-in-process                                       177                 207
Finished goods                                      1,790               1,829
------------------------------------------------------------------------------
                                                  $ 4,043             $ 3,999
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

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. Approximately 36% of the Company's sales are made in US Dollars, 27% are made in British Pounds and 37% are made in Euros. Over 90% of the Company's cost of sales is incurred in British Pounds. This results in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of US Dollar, the British Pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2004, the Company had effectively hedged approximately 26% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2004 and 2003. The information is provided in US Dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:

------------------------------------------------------------------------------
                                 (in thousands, except average contract rates)
------------------------------------------------------------------------------
                                       2004                   2003
------------------------------------------------------------------------------
                              Notional  Average        Notional  Average
                              Amount    Contract Rate  Amount    Contract Rate
Sell Euros for British
  Pounds          $1,984    1.47 EURO = 1 BPS     $  699    1.43 EURO = 1 BPS
Sell US Dollars for British
  Pounds                      $2,450    $1.75 = 1 BPS     $  450    $1.60 = 1BPS
------------------------------------------------------------------------------
Total                         $4,434                   $1,149
------------------------------------------------------------------------------
Estimated fair value *        $   62                   $    9
------------------------------------------------------------------------------
Amount recorded as other
  comprehensive income        $    6                   $    6
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

L. Earnings per share

Basic and diluted net income per common share for the three years ended September 30, 2004 are calculated as follows:

------------------------------------------------------------------------------
                                          (in thousands except per share data)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Net income                                        $   611   $    83   $    57
Weighted average shares outstanding                 3,125     3,125     3,117
Basic income per share                            $   .20   $   .03   $   .02
------------------------------------------------------------------------------
Options outstanding - common stock equivalents         22         4         7
Average common and common equivalent shares
  outstanding                                       3,147      3,129    3,124
Diluted income per share                          $   .19   $    .03  $   .02
------------------------------------------------------------------------------

M. Use of estimates in the preparation of financial statements

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates and assumptions made by management include bad debt, inventory and warranty reserves, goodwill impairment assessment and pension plan assumptions. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2004, approximates fair value due to the short-term nature of these instruments.

O. Goodwill

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as "goodwill". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has diminished. The Company considers the future profitability of the business in assessing the value of this asset. The excess related to acquisitions initiated prior to November 1, 1970 ($1,435,000) is not being amortized.

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

The Company performs an annual assessment of goodwill impairment and has determined that goodwill has not been impaired.

P. New Accounting Pronouncements

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

(3) STOCK-BASED COMPENSATION PLANS

In January 2004 the stockholders approved amendments to the Company's 1996 Equity Incentive Plan which modified the types of awards available under the plan and certain conditions of the plan. Furthermore, under the 1998 Directors Stock Option Plan no new options will be granted and the remaining 20,000 shares available for grant under that plan became issuable under the 1996 Equity Incentive Plan.

Under the Company's 1996 Equity Incentive Plan there were 141,000 shares reserved and available for grant at September 30, 2004. No options were granted or exercised in fiscal 2004. Options for 77,000 shares were granted in fiscal 2003 and options for 10,000 shares were granted in fiscal 2002. Options for 34,000 shares were exercised in fiscal 2002 and in connection with the exercise of these options the Company repurchased 18,569 mature shares from employees resulting in a net increase in issued shares of 15,431.

Recipients of grants or options must execute a standard form of non-competition agreement. This plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant. No Restricted Stock, Restricted Stock Units or SARs had been granted at September 30, 2004.

In November 2004 35,000 shares of restricted stock were granted to employees under the 1996 Equity Incentive Plan. The restricted shares will vest in five equal annual installments, provided that they will fully vest upon the recipient's Death or Disability or upon a Change of Control (as each is defined in the Plan). If the recipient's employment with the Company is terminated for any reason other than the recipient's Death or Disability, any unvested shares will be forfeited and returned to the Company, unless the Compensation Committee determines otherwise in its discretion.

Under the 1998 Directors Option Plan options for 5,000 shares were granted to a new director in July 2003 and are outstanding. Options for a total of 25,000 shares granted to 5 directors in 1998 are also outstanding.

Option transactions under the plans for the three years ended September 30, 2004 were as follows:

------------------------------------------------------------------------------
                                        Shares under          Weighted average
                                           option              exercise price
------------------------------------------------------------------------------
Outstanding at September 30, 2001         143,500                  $11.20
Granted in 2002                            10,000                    9.60
Cancelled in 2002                          (5,000)                  13.97
Exercised in 2002                         (34,000)                   4.97
------------------------------------------------------------------------------
Outstanding at September 30, 2002         114,500                   12.79
Granted in 2003                            82,000                    4.47
Cancelled in 2003                          (3,500)                  10.91
------------------------------------------------------------------------------
Outstanding at September 30, 2003         193,000                    9.29
Cancelled in 2004                          (5,000)                   4.37
------------------------------------------------------------------------------
Outstanding at September 30, 2004         188,000                  $ 9.42
------------------------------------------------------------------------------
Exercisable at September 30, 2004          77,900                  $11.74
------------------------------------------------------------------------------

Details of options outstanding at September 30, 2004 were as follows:

------------------------------------------------------------------------------
                                      Shares            Weighted average
  Price range                      under option    remaining contractual life
------------------------------------------------------------------------------
$ 4.37 - $ 6.56                       77,000                9 years
$ 6.57 - $ 9.85                       10,000                7 years
$ 9.86 - $14.79                       76,000                4 years
$14.80 - $22.20                       25,000                3 years
------------------------------------------------------------------------------
                                     188,000                5 years
------------------------------------------------------------------------------

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

------------------------------------------------------------------------------
(in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Domestic                                          $     5    $ (497)    $ 215
Foreign                                               913       625      (127)
------------------------------------------------------------------------------
                                                  $   918    $  128     $  88
------------------------------------------------------------------------------

The components of the provision / (benefit) for income taxes for the years ended September 30, 2004, 2003 and 2002 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                               2004
------------------------------------------------------------------------------
                                               Current     Deferred     Total
Federal                                        $    26      $  (25)   $     1
State                                               21          (5)        16
Foreign                                            299          (9)       290
------------------------------------------------------------------------------
                                               $   346      $  (39)   $   307
------------------------------------------------------------------------------
                                                              2003
------------------------------------------------------------------------------
                                               Current    Deferred     Total
Federal                                        $     -     $ (151)   $  (151)
State                                                5        (31)       (26)
Foreign                                            241        (19)       222
------------------------------------------------------------------------------
                                               $   246     $ (201)   $    45
------------------------------------------------------------------------------
                                                              2002
------------------------------------------------------------------------------
                                               Current    Deferred     Total
Federal                                        $    80     $  (31)   $    49
State                                               35         (6)        29
Foreign                                             40        (87)       (47)
------------------------------------------------------------------------------
                                               $   155     $ (124)   $    31
------------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Statutory Federal income tax rate                     34%       34%       34%
Computed tax provision at statutory rate         $    312   $    44   $    30
Increases (decreases) resulting from:
  Foreign tax rate differentials                      (28)      (23)        5
  State taxes net of federal tax benefit                1       (17)       19
  Change in deferred tax valuation allowance          (15)        -         -
  Foreign tax credits and other                        37        41       (23)
------------------------------------------------------------------------------
Income tax provision in the Statement of Income  $    307   $    45   $    31
------------------------------------------------------------------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2004 and 2003 are as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                            2004
------------------------------------------------------------------------------
                                             Domestic    Foreign    Foreign
                                             current     current    long-term
------------------------------------------------------------------------------
Assets:
  Pension accruals (prepaid)                 $   252     $   (8)    $     -
  Inventory basis differences                    105         31           -
  Warranty reserves                               47          -           -
  Foreign tax credit carry forwards              181          -           -
  Other (net)                                    103         29           -
------------------------------------------------------------------------------
                                                 688         52           -
Liabilities:
  Property basis differences                       -          -         (61)
------------------------------------------------------------------------------
Net asset (liability)                            688         52         (61)
Valuation allowance                             (205)         -           -
------------------------------------------------------------------------------
Net deferred tax asset (liability)           $   483    $    52      $  (61)
------------------------------------------------------------------------------
                                                           2003
------------------------------------------------------------------------------
                                            Domestic    Foreign      Foreign
                                            current     current      long-term
------------------------------------------------------------------------------
Assets:
  Pension accruals (prepaid)                $   257     $   (2)      $    -
  Inventory basis differences                   107         37            -
  Warranty reserves                              62          -            -
  Foreign tax credit carry forwards             123          -            	-
  Other (net)                                   124         22            -
------------------------------------------------------------------------------
                                                673         57            -
Liabilities:
  Property basis differences                      -          -          (77)
------------------------------------------------------------------------------
Net asset (liability)                           673         57          (77)
Valuation allowance                            (220)         -            -
------------------------------------------------------------------------------
Net deferred tax asset (liability)          $   453     $   57       $  (77)
------------------------------------------------------------------------------

(5) COMMITMENTS AND CONTINGENCIES

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense and that its accruals for payments to customers are adequate to cover its estimated exposure to this customer.

Tech/Ops Sevcon is involved in various other legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2004 was $201,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2005 - $207,000; 2006 - $197,000; 2007 -
$197,000; 2008 - $197,000; 2009 - $197,000 and $1,838,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $207,000 in 2004, $195,000 in 2003, and $178,000 in 2002.

The UK subsidiaries of the Company have given to a bank a security interest in all of their assets as security for overdraft facilities of $1,991,000. There were no amounts outstanding on the overdraft facilities at September 30, 2004 or 2003.

(6) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon. The Company uses a September 30 measurement date for its pension plans.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                              2004       2003
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                    $12,486    $11,010
Service cost                                                   446        432
Interest cost                                                  844        773
Plan participants contributions                                199        194
Actuarial (gain) loss                                         (487)      (373)
Benefits paid                                                  (38)      (109)
Foreign currency exchange rate changes                         968        559
------------------------------------------------------------------------------
Benefit obligation at end of year                           14,418     12,486
------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year              10,797      9,828
Return on plan assets                                          555        (57)
Employer contributions                                         518        452
Plan participants contributions                                199        201
Benefits paid                                                  (38)      (112)
Foreign currency exchange rate changes                         868        485
------------------------------------------------------------------------------
Fair value of plan assets at end of year                    12,899     10,797
------------------------------------------------------------------------------
Funded status                                               (1,519)    (1,689)
Unrecognized transition obligation (asset)                      (5)        (6)
Unrecognized prior service cost                                661        656
Unrecognized net actuarial (gain) loss                         462        613
------------------------------------------------------------------------------
Accrued benefit cost                                       $  (401)   $  (426)
------------------------------------------------------------------------------

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service cost                                    $   443   $   432   $   394
  Interest cost                                       840       773       667
  Expected return on plan assets                     (844)     (775)     (563)
  Amortization of transition obligation                (2)       (2)      (35)
  Amortization of prior service cost                   54        49        44
  Recognized net actuarial gain (loss)                  -         -        17
------------------------------------------------------------------------------
  Net periodic benefit cost (a)                   $   491   $   477   $   524
------------------------------------------------------------------------------
  Net cost of defined contribution plans          $    28   $    27   $    24
------------------------------------------------------------------------------

(a) Pension expense in the accompanying statement of income for 2002 includes the net periodic benefit cost plus an additional expense of $209,000 related to the UK pension plan.

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2004 and 2003 were as set out below:

------------------------------------------------------------------------------
                                                             2004        2003
------------------------------------------------------------------------------
Plan obligations:
  Discount rate                                             6.02%       6.25%
  Rate of compensation increase                             4.23%       4.30%
Net periodic benefit cost:
  Discount rate                                             6.25%       6.75%
  Expected long term return on plan assets                  6.43%       7.11%
  Rate of compensation increase                             4.30%       4.75%
------------------------------------------------------------------------------

The reductions in these assumptions reflect actuarial advice and changing market conditions and experience.

The weighted average asset allocations by asset category are set out below for both the UK and US plans:

------------------------------------------------------------------------------
                                                  (percentage of total assets)
------------------------------------------------------------------------------
                                  2004                          2003
------------------------------------------------------------------------------
                      US Plan   UK Plan   Total     US Plan   UK Plan   Total
------------------------------------------------------------------------------
Equity securities         44%       32%     33%         41%       31%     32%
Debt securities           54%       45%     46%         57%       48%     49%
Real estate                -        20%     18%          -        17%     15%
Other                      2%        3%      3%          2%        4%      4%
------------------------------------------------------------------------------
Total                    100%      100%    100%        100%      100%    100%
------------------------------------------------------------------------------

For the US plan the target asset allocations are 40% - 45% equity securities and 55% - 60% debt securities. The UK plan is invested in an insurance company with profits unit fund which holds various investments as decided by the insurance company's fund manager, who is responsible for the asset allocation within the fund. The asset allocations of the insurance company with profits units are included in the table above.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current asset allocation, with a small reduction in the expected rate to reflect the conservative nature of the distributions from the insurance company with profits unit fund.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
2005                                                                  $    41
2006                                                                       54
2007                                                                      101
2008                                                                      134
2009                                                                      170
2010 - 2014                                                              2160
------------------------------------------------------------------------------

In fiscal 2005 it is estimated that the Company will make contributions to the plans of $493,000, and that there will be employee contributions to the UK plan of $201,000.

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

The accounting policies of the segments are the same as those described in
Note 1. Intersegment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                    2004
------------------------------------------------------------------------------
                              Controls    Capacitors    Corporate        Total
------------------------------------------------------------------------------
Sales to external customers    $27,101       $ 2,049      $     -      $29,150
Inter-segment revenues               -           218            -          218
Operating income                   974           295         (297)         972
Depreciation and amortization      580            50            -          630
Identifiable assets             14,938         1,026          644       16,608
Capital expenditures               612            16            -          628
------------------------------------------------------------------------------
                                                    2003
------------------------------------------------------------------------------
                              Controls    Capacitors    Corporate        Total
------------------------------------------------------------------------------
Sales to external customers    $20,730       $ 2,383      $     -      $23,113
Inter-segment revenues               -           326            -          326
Operating income                   (53)          476         (272)         151
Depreciation and amortization      531            44            -          575
Identifiable assets             12,039         1,238          507       13,784
Capital expenditures               549            15            -          564
------------------------------------------------------------------------------
                                                    2002
------------------------------------------------------------------------------
                              Controls    Capacitors    Corporate        Total
------------------------------------------------------------------------------
Sales to external customers    $20,100       $ 1,772      $     -      $21,872
Inter-segment revenues               -           662            -          662
Operating income                    79           199         (233)          45
Depreciation and amortization      500            44            -          544
Identifiable assets             11,789         1,406          326       13,521
Capital expenditures               279             8            -          287
------------------------------------------------------------------------------

The Company has businesses located in the United States, the United Kingdom, France and Korea. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

------------------------------------------------------------------------------
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
                                                     2004      2003      2002
------------------------------------------------------------------------------
Sales:-
US sales                                          $10,577   $ 8,141   $ 9,054
Foreign sales:
  United Kingdom                                   13,529    11,687     9,560
  France                                            5,044     3,274     3,252
  Korea                                                 -        11         6
------------------------------------------------------------------------------
Total Foreign                                      18,573    14,972    12,818
------------------------------------------------------------------------------
Total sales                                       $29,150   $23,113   $21,872
------------------------------------------------------------------------------
Long-lived assets:
  USA                                             $ 1,571   $ 1,571   $ 1,514
  United Kingdom                                    2,970     2,740     2,624
  France                                               71        46        68
  Korea                                                 8         4         6
------------------------------------------------------------------------------
Total                                             $ 4,620   $ 4,361   $ 4,212
------------------------------------------------------------------------------

The business located in the United States services customers in North and South America. The business located in France services customers in France, Spain, Portugal, Belgium Germany, Netherlands and North Africa. The business located in Korea supports customers in Asia, however, sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East.

In fiscal 2004 Tech/Ops Sevcon's largest customer accounted for 11% of sales and for 13% of receivables. In 2003 the largest customer accounted for 10% of sales and 5% of receivables. In 2002 the largest customers accounted for 11% of sales and 9% of receivables.

(8) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 2004 and 2003 is set out
below:                                    (in thousands except per share data)
------------------------------------------------------------------------------
                                First    Second     Third    Fourth     Total
                              Quarter   Quarter   Quarter   Quarter      Year
------------------------------------------------------------------------------
2004 Quarters
------------------------------------------------------------------------------
Net sales                     $ 6,466   $ 7,273   $ 7,486   $ 7,925   $29,150
Gross profit                    2,608     2,985     2,961     2,991    11,545
Operating income                  173       280       121       398       972
Net income                         81       142       103       285       611
------------------------------------------------------------------------------
Basic income per share        $   .03   $   .05   $   .03   $   .09   $   .20
------------------------------------------------------------------------------
Diluted income per share      $   .03   $   .05   $   .03   $   .09   $   .19
------------------------------------------------------------------------------
2003 Quarters
------------------------------------------------------------------------------
Net sales                     $ 5,645   $ 6,138   $ 5,961   $ 5,369   $23,113
Gross profit *                  2,127     2,416     2,347     1,915*    8,805
Operating income *                 14       303       161      (327)*     151
Net income                          6       211        98      (232)       83
------------------------------------------------------------------------------
Basic income per share        $   .00   $   .07   $   .03   $  (.07)  $   .03
------------------------------------------------------------------------------
Diluted income per share      $   .00   $   .07   $   .03   $  (.07)  $   .03
------------------------------------------------------------------------------

* Includes additional inventory obsolescence expense in the fourth quarter of fiscal 2003 of $205,000.

The sum of quarterly diluted income per share in 2004 is $.01 greater than the annual diluted income per share due to roundings.


           Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.


     We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended September 30, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ Grant Thornton LLP

Boston, Massachusetts
December 3, 2004

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9 A CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2004, the disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. The Company's principal executive officer and principal financial officer have identified no change in the Company's "internal control over financial reporting" (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The requisite information regarding the Company's directors, executive officers and audit committee members is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Officers that applies to our chief executive officer, chief financial officer, and controllers. We have also adopted a Code of Conduct and Ethics that applies to all of our employees, including, but not limited to, our chief executive officer, chief financial officer, and controllers. A copy of either Code is available without charge upon request from the Chief Financial Officer at Tech/Ops Sevcon, Inc., 155 Northboro Road, Southborough, MA 01772. If we make any substantive amendments to the Code of Ethics for Senior Officers or grant any waiver from a provision of such Code, or if we make any substantive amendment to a provision of the Code of Conduct that applies to our chief executive officer, chief financial officer or controller, or if we grant any waiver from a provision of such Code for any such persons we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," "Executive Compensation," "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The requisite information concerning security ownership is incorporated by reference from the information responsive thereto under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

The following table sets out the status of Securities authorized for issuance under equity compensation plans at September 30, 2004.

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
    1996 Equity
      Incentive Plan    158,000        $ 8.64        141,000        116,000
    1998 Director Stock
      Option Plan        30,000        $13.56           -            20,000
------------------------------------------------------------------------------
  Sub Total             188,000        $ 9.42        141,000        136,000
------------------------------------------------------------------------------
Equity compensation
  plans not approved
  by security holders      -              -             -              -
------------------------------------------------------------------------------
Total                   188,000        $ 9.42        141,000        136,000
------------------------------------------------------------------------------


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information (if any) is incorporated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption "Auditors" in the Company's Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

PART  IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial statements and schedule
     The financial statements and financial statement schedule listed under
     Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.

(b)  Exhibits
     The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.


INDEX TO EXHIBITS

 *(3)(a) Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

*(3)(b) By-laws of the registrant (incorporated by reference to Exhibit (3)(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*(4)(a) Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(a)Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Registrant's 2004 Proxy Statement filed on December 29, 2003).

*(10)(b)Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10)(b) to Annual Report for the fiscal year ended September 30, 2002).

*(10)(c)Form of Restricted Stock Agreement for employees for 1996 Equity
        Incentive Plan (filed herewith).

*(10)(d)Form of Restricted Stock Agreement for non-employee directors for 1996 Equity Incentive Plan (filed herewith).

*(10)(e)Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated *by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(f)Directors' Retirement Plan (incorporated by reference to Exhibit
        (10)(b)) to Annual Report for the fiscal year ended September 30,
        1990).

*(10)(g)Board resolution terminating Directors' Retirement Plan (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).

*(10)(h)Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

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

Executive Compensation Plans and Arrangements:
Exhibits (10)(a) - (h) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

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


                                  TECH/OPS SEVCON, INC.


                                  By /s/ Matthew Boyle       December 14, 2004
Matthew Boyle
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                  TITLE                             DATE
------------------------------------------------------------------------------
/s/ Matthew Boyle          President, Chief Executive        December 14, 2004
-----------------          Officer and Director
Matthew Boyle              (Principal Executive Officer)

/s/ Paul A. McPartlin      Vice President, Treasurer         December 14, 2004
---------------------      and Chief Financial Officer
Paul A. McPartlin          (Principal Financial and
                           Accounting Officer)

/s/ Maarten D. Hemsley     Director                          December 14, 2004
----------------------
Maarten D. Hemsley

/s/ Paul B. Rosenberg      Director                          December 14, 2004
---------------------
Paul B. Rosenberg

s/ Marvin G. Schorr        Director                          December 14, 2004
-------------------
Marvin G. Schorr

/s/ Bernard F. Start       Director                          December 14, 2004
--------------------
Bernard F. Start

/s/ David R. A. Steadman   Director                          December 14, 2004
------------------------
David R. A. Steadman

/s/ C. Vincent Vappi       Director                          December 14, 2004
--------------------
C. Vincent Vappi



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

Date:  December 14, 2004
/s/ Matthew Boyle
-----------------
Matthew Boyle
President and Chief Executive Officer

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

Date:  December 14, 2004
/s/ Paul A. McPartlin
---------------------
Paul A. McPartlin
Chief Financial and Accounting Officer

EXHIBIT 32.1

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of the Company for the year ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 14, 2004
/s/ Matthew Boyle
-----------------
Matthew Boyle
Chief Executive Officer

Dated: December 14, 2004
/s/ Paul A. McPartlin
---------------------
Paul A. McPartlin
Chief Financial Officer



SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2004
                                                     (in thousands of dollars)
------------------------------------------------------------------------------
Allowance for doubtful accounts                      2004      2003      2002
------------------------------------------------------------------------------
Balance at beginning of year                          245       306       809
Additions charged to costs and expenses                27        24        27
Deductions from reserves:
Accounts collected                                    (56)        -         -
Write off of uncollectible accounts                   (34)      (91)     (537)
Foreign currency translation adjustment                10         6         7
------------------------------------------------------------------------------
Balance at end of year                                192       245       306
------------------------------------------------------------------------------




                                                              Exhibit (10)(c)

                        TECH/OPS SEVCON, INC.
                     1996 Equity Incentive Plan
                 Employee Restricted Stock Agreement


Grantee:                                       Date:
         --------------------------------------      ------------------------

Number of Shares of Restricted Stock:
                                      ---------------------------------------

Vesting Criteria:

as to        % of such shares on                        ,
      ------
as to        % on                                       ,
      ------
as to        % on                                       ,
      ------
as to        % on                                       , and
      ------
as to        % on                                       .
      ------



     This Agreement is made as of the date set forth above between Tech/Ops Sevcon, Inc., a Delaware corporation (the "Company"), and the undersigned individual (the "Grantee") pursuant to the Company's 1996 Equity Incentive Plan (the "Plan"), which is incorporated herein by reference and receipt of a copy of which is hereby acknowledged by the Grantee. Capitalized terms used and not otherwise defined in this Agreement have the meanings given to them in the Plan.

     The Grantee is an employee or consultant of the Company or one of its Affiliates, and the Company desires to reward the Grantee for his or her services rendered to the Company or such Affiliate by affording him or her opportunity to acquire stock ownership in the Company. In consideration of the premises and the covenants contained herein, the parties agree as follows:

1. Grant of Restricted Stock. Subject to the terms and conditions of this Agreement, the Company grants to the Grantee and the Grantee accepts the number of shares of Common Stock, $0.10 par value, of the Company set forth above. Such shares, together with any additional shares of stock of the Company issued on account of such shares by reason of stock dividends, stock splits or recapitalizations (whether by way of mergers, consolidations, combinations or exchanges of shares or the like), are referred to in this Agreement as the "Restricted Stock").

2.   Restrictions on Stock.

     (a) Until the termination of restrictions as provided hereinafter, the Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered except as provided in this Agreement.

     (b) No rights or interests of the Grantee under this Agreement or under the Plan may be assigned, encumbered or transferred except by will or the laws of descent and distribution.

     (c) Upon termination of the Grantee's employment by the Company or an Affiliate for any reason other the Grantee's death or Disability (as defined below), all shares of Restricted Stock that remain subject to the restrictions imposed under this Section 2 shall be forfeited and returned to the Company unless the Board or the Committee in its discretion shall otherwise determine. Notwithstanding the foregoing, if the Grantee is on military, sick leave or other leave of absence approved by the Company, his or her employment or engagement with the Company (or its Affiliate) will be treated as continuing intact if the period of such leave does not exceed ninety (90) days, or, if longer, so long as the Grantee's right to reemployment or the survival of his or her service arrangement with the Company (or its Affiliate) is guaranteed either by statute or by contract. In any other circumstance, the Grantee's employment or engagement will be deemed to have terminated on the 91st day of such leave.

3. Termination of Restrictions. The restrictions set forth in Section 2 hereof (a) shall terminate as to the Restricted Stock or each portion thereof, as applicable, in accordance with the "Vesting Criteria" set forth above (with any fractional share resulting being added to the next part), so that the restrictions on all such shares shall have terminated when all Vesting Criteria have been met, if at all, (b) shall terminate earlier in the event the Grantee's employment with the Company is terminated by the Grantee's death or Disability, and (c) also may terminate earlier to the extent provided hereinafter. The achievement of any of the Vesting Criteria (other than the passage of time) shall be determined by the Committee in its sole discretion. As used herein, the term "Disability" means the Grantee's inability by reason of physical or mental impairment to perform the duties of his or her employment for 90 or more days within any six-month period. Any dispute as to whether a Disability exists will be finally resolved by an independent qualified physician mutually acceptable to the Company and the Grantee (or his or her personal representative) or, if the Company and the Grantee (or such representative) are unable to agree on an independent qualified physician, by a panel of three physicians, one designated by the Company, one designated by the Grantee (or his personal representative) and one designated by the two physicians so designated, the cost of which determination shall be borne by the Company.

4. Rights as Stockholder. Except for the restrictions and other limitations and conditions provided in this Agreement, the Grantee as owner of the Restricted Stock shall have all the rights of a stockholder, including but not limited to the right to receive all dividends paid on such Restricted Stock and the right to vote such Restricted Stock.

5. Stock Certificates. Each certificate issued for shares of Restricted Stock shall be registered in the name of the Grantee and deposited by the Grantee, together with a stock power endorsed in blank, with the Company and shall bear the following (or a similar) legend:

     "The transferability of this certificate and the shares of stock represented hereby are subject to the terms, conditions and restrictions (including forfeiture) contained in a Plan and an Agreement between the registered owner and the issuer. A copy of such Plan and Agreement will be furnished to the holder of this certificate by the issuer without charge upon written request."

Upon the termination of the restrictions imposed by this Agreement as to any shares of Restricted Stock, the Company shall return to the Grantee (or to such Grantee's legal representative) certificates without a legend for the shares of Common Stock as to which the restrictions have been terminated.

6. Tax Withholding. The Grantee shall pay to the Company, or make provision satisfactory to the Committee for payment of, any taxes required by law to be withheld with respect to the Restricted Stock no later than the date of the event creating the tax liability. The Company and its Affiliates may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind due to the Grantee. In the Committee's discretion, the minimum tax obligations required by law to be withheld with respect to the Restricted Stock may be paid in whole or in part in shares of Common Stock, including shares retained from those as to which the restrictions hereunder have terminated, valued at their Fair Market Value on the date of retention or delivery.

7. Securities and Other Laws. It shall be a condition to the Grantee's right to receive the shares of Restricted Stock hereunder that the Company may, in its discretion, require (a) that the shares of Restricted Stock shall have been duly listed, upon official notice of issuance, upon any national securities exchange or automated quotation system on which the Company's Common Stock may then be listed or quoted, (b) that either (i) a registration statement under the Securities Act of 1933, as amended (the "Act"), with respect to the shares shall be in effect, or (ii) in the opinion of counsel for the Company, the proposed issuance and delivery of the shares to the Grantee shall be exempt from registration under the Act and the Grantee shall have made such undertakings and agreements with the Company as the Company may reasonably require, and (c) that such other steps, if any, as counsel for the Company shall consider necessary to comply with any law applicable to the issue of such shares by the Company shall have been taken by the Company or the Grantee, or both. The certificates representing the shares of Restricted Stock may contain such legends as counsel for the Company shall consider necessary to comply with any applicable law.

8. Adjustment in Provisions. Upon any change from time to time in the outstanding Common Stock of the Company by reason of stock dividend, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other such transaction affecting the Company's Common Stock, the divisions of shares of Restricted Stock into portions, the provisions for termination of restrictions on portions of the Restricted Stock, and any other relevant parts of this Agreement shall be appropriately adjusted by the Committee, if necessary, to reflect equitably such change.

9. Change in Control. Notwithstanding any other provision of this Agreement, in order to preserve the Grantee's rights under this Agreement, upon a change in control of the Company, the restrictions imposed by Section 2 on all shares of Restricted Stock shall terminate. For this purpose, a "change in control" of the Company means a change in control of the Company, that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including in any event the acquisition by any "person" of "beneficial ownership" (as such terms are used in Section 13(d) of the Exchange Act) directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities.

10. Notice of Election Under Section 83(b). If the Grantee makes an election under Section 83(b) of the Internal Revenue Code of 1986, as amended, and the regulations and rulings promulgated thereunder, or under comparable provisions of other laws, he or she will provide a copy thereof to the Company within thirty days of the filing of such election with the Internal Revenue Service or other authority.

11. Amendments. The Committee may amend, modify or terminate this Agreement, including substituting therefor another Award of the same or a different type, provided that the Grantee's consent to such action shall be required unless the Committee determines that the action, taking into account any related action, would not materially and adversely affect the Grantee.

12. Employment. Neither the adoption, maintenance, nor operation of the Plan nor this Agreement shall confer upon the Grantee any right with respect to the continuance of his or her employment by the Company or any Affiliate, nor shall they interfere with all rights of the Company or Affiliate to terminate the Grantee at any time or otherwise change the terms of his or her employment, including, without limitation, the right to promote, demote or otherwise re-assign Grantee from one position to another within the Company or any Affiliate.

13. Decisions by Committee. Any dispute or disagreement that shall arise under, or as a result of, or pursuant to this Agreement shall be resolved by the Committee in its sole and absolute discretion, and any such resolution or any other determination by the Committee under, or pursuant to, this Agreement and any interpretation by the Committee of the terms of this Agreement or the Plan shall be final, binding, and conclusive on all persons affected thereby.

14. IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and the Grantee has hereunto set his or her hand, all as of the day and year first above written.

                                    TECH/OPS SEVCON, INC.


                                    By
                                       -------------------------------------
                                       Name:
                                       Title:

                                    THE GRANTEE


                                    ----------------------------------------

                                    Name:
                                          -----------------------------------

                                    Address:
                                             --------------------------------

                                    -----------------------------------------

                                    -----------------------------------------

                                    -----------------------------------------



                                                       EXHIBIT (10)(d)

                             TECH/OPS SEVCON, INC.
                          1996 Equity Incentive Plan
                      Director Restricted Stock Agreement

Grantee:                                   Date:
         ----------------------------------        --------------------------

Number of Shares of Restricted Stock:
                                        -------------------------------------

Vesting Criteria:

     as to 100% of such shares at 5:00 P.M. (EST) on the day before the

             Annual Meeting of the Stockholders.
     -------

     This Agreement is made as of the date set forth above between Tech/Ops Sevcon, Inc., a Delaware corporation (the "Company"), and the undersigned individual (the "Grantee") pursuant to the Company's 1996 Equity Incentive Plan (the "Plan"), which is incorporated herein by reference and receipt of a copy of which is hereby acknowledged by the Grantee. Capitalized terms used and not otherwise defined in this Agreement have the meanings given to them in the Plan.

     The Grantee is a non-employee director of the Company or one of its Affiliates, and the Company desires to reward the Grantee for his or her services rendered to the Company or such Affiliate by affording him or her opportunity to acquire stock ownership in the Company. In consideration of the premises and the covenants contained herein, the parties agree as follows:

1. Grant of Restricted Stock. Subject to the terms and conditions of this Agreement, the Company grants to the Grantee and the Grantee accepts the number of shares of Common Stock, $0.10 par value, of the Company set forth above. Such shares, together with any additional shares of stock of the Company issued on account of such shares by reason of stock dividends, stock splits or recapitalizations (whether by way of mergers, consolidations, combinations or exchanges of shares or the like), are referred to in this Agreement as the "Restricted Stock").

2.   Restrictions on Stock.

     (a) Until the termination of restrictions as provided hereinafter, the Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered except as provided in this Agreement.

     (b) No rights or interests of the Grantee under this Agreement or under the Plan may be assigned, encumbered or transferred except by will or the laws of descent and distribution.

     (c) Upon the date that the Grantee no longer serves as a member of the Company's Board of Directors for any reason other the Grantee's death or Disability (as defined below), all shares of Restricted Stock that remain subject to the restrictions imposed under this Section 2 shall be forfeited and returned to the Company unless the Board or the Committee in its discretion shall otherwise determine.

3. Termination of Restrictions. The restrictions set forth in Section 2 hereof (a) shall terminate as to the Restricted Stock or each portion thereof, as applicable, in accordance with the "Vesting Criteria" set forth above (with any fractional share resulting being added to the next part), so that the restrictions on all such shares shall have terminated when all Vesting Criteria have been met, if at all, (b) shall terminate earlier in the event the Grantee no longer serves as a member of the Company's Board of Directors by reason of the Grantee's death or Disability, and (c) also may terminate earlier to the extent provided hereinafter. The achievement of any of the Vesting Criteria (other than the passage of time) shall be determined by the Committee in its sole discretion. As used herein, the term "Disability" means the Grantee's inability by reason of physical or mental impairment to perform the duties of his or her service as a director for 90 or more days within any six-month period. Any dispute as to whether a Disability exists will be finally resolved by an independent qualified physician mutually acceptable to the Company and the Grantee (or his or her personal representative) or, if the Company and the Grantee (or such representative) are unable to agree on an independent qualified physician, by a panel of three physicians, one designated by the Company, one designated by the Grantee (or his personal representative) and one designated by the two physicians so designated, the cost of which determination shall be borne by the Company.

4. Rights as Stockholder. Except for the restrictions and other limitations and conditions provided in this Agreement, the Grantee as owner of the Restricted Stock shall have all the rights of a stockholder, including but not limited to the right to receive all dividends paid on such Restricted Stock and the right to vote such Restricted Stock.

5. Stock Certificates. Each certificate issued for shares of Restricted Stock shall be registered in the name of the Grantee and deposited by the Grantee, together with a stock power endorsed in blank, with the Company and shall bear the following (or a similar) legend:

     "The transferability of this certificate and the shares of stock represented hereby are subject to the terms, conditions and restrictions (including forfeiture) contained in a Plan and an Agreement between the registered owner and the issuer. A copy of such Plan and Agreement will be furnished to the holder of this certificate by the issuer without charge upon written request."

Upon the termination of the restrictions imposed by this Agreement as to any shares of Restricted Stock, the Company shall return to the Grantee (or to such Grantee's legal representative) certificates without a legend for the shares of Common Stock as to which the restrictions have been terminated.

6. Tax Withholding. The Grantee shall pay to the Company, or make provision satisfactory to the Committee for payment of, any taxes required by law to be withheld with respect to the Restricted Stock no later than the date of the event creating the tax liability. The Company and its Affiliates may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind due to the Grantee. In the Committee's discretion, the minimum tax obligations required by law to be withheld with respect to the Restricted Stock may be paid in whole or in part in shares of Common Stock, including shares retained from those as to which the restrictions hereunder have terminated, valued at their Fair Market Value on the date of retention or delivery.

7. Securities and Other Laws. It shall be a condition to the Grantee's right to receive the shares of Restricted Stock hereunder that the Company may, in its discretion, require (a) that the shares of Restricted Stock shall have been duly listed, upon official notice of issuance, upon any national securities exchange or automated quotation system on which the Company's Common Stock may then be listed or quoted, (b) that either (i) a registration statement under the Securities Act of 1933, as amended (the "Act"), with respect to the shares shall be in effect, or (ii) in the opinion of counsel for the Company, the proposed issuance and delivery of the shares to the Grantee shall be exempt from registration under the Act and the Grantee shall have made such undertakings and agreements with the Company as the Company may reasonably require, and (c) that such other steps, if any, as counsel for the Company shall consider necessary to comply with any law applicable to the issue of such shares by the Company shall have been taken by the Company or the Grantee, or both. The certificates representing the shares of Restricted Stock may contain such legends as counsel for the Company shall consider necessary to comply with any applicable law.

8. Adjustment in Provisions. Upon any change from time to time in the outstanding Common Stock of the Company by reason of stock dividend, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other such transaction affecting the Company's Common Stock, the divisions of shares of Restricted Stock into portions, the provisions for termination of restrictions on portions of the Restricted Stock, and any other relevant parts of this Agreement shall be appropriately adjusted by the Committee, if necessary, to reflect equitably such change.

9. Change in Control. Notwithstanding any other provision of this Agreement, in order to preserve the Grantee's rights under this Agreement, upon a change in control of the Company, the restrictions imposed by Section 2 on all shares of Restricted Stock shall terminate. For this purpose, a "change in control" of the Company means a change in control of the Company, that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including in any event the acquisition by any "person" of "beneficial ownership" (as such terms are used in Section 13(d) of the Exchange Act) directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities.

10. Amendments. The Committee may amend, modify or terminate this Agreement, including substituting therefor another Award of the same or a different type, provided that the Grantee's consent to such action shall be required unless the Committee determines that the action, taking into account any related action, would not materially and adversely affect the Grantee.

11. Decisions by Committee. Any dispute or disagreement that shall arise under, or as a result of, or pursuant to this Agreement shall be resolved by the Committee in its sole and absolute discretion, and any such resolution or any other determination by the Committee under, or pursuant to, this Agreement and any interpretation by the Committee of the terms of this Agreement or the Plan shall be final, binding, and conclusive on all persons affected thereby.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and the Grantee has hereunto set his or her hand, all as of the day and year first above written.

                                    TECH/OPS SEVCON, INC.

                                    By
                                       --------------------------------------
                                       Name:
                                       Title:

                                    THE GRANTEE


                                    -----------------------------------------

                                    Name:
                                          -----------------------------------

                                    Address:
                                             --------------------------------

                                    -----------------------------------------

                                    -----------------------------------------

                                    -----------------------------------------



                                                                   EXHIBIT 23


    Consent of Independent Registered Public Accounting Firm


We have issued our report dated December 3, 2004, accompanying the consolidated financial statements and schedule included in the Annual Report of Tech/ Ops Sevcon, Inc. on Form 10-K for the year ended September 30, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statements of Tech/Ops Sevcon, Inc. on Forms S-8 (File No. 33-42960, File No. 333-02113, File No. 333-61229, and File No. 333-104785).



/s/ Grant Thornton LLP

Boston Massachusetts
December 3, 2004


28
     	Tech Ops Sevcon 2004 10K rev 10 - 27-Dec-04