Form 10-K/A
period 2004-09-30
TECH OPS SEVCON INC
filed 2005-02-14
CIK 825411

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549

                                      FORM 10-K/A
              (Mark One)

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




EXPLANATORY NOTE

This Form 10-K/A amends Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as originally filed by Tech/Ops Sevcon, Inc. with the Securities and Exchange Commission on December 27, 2004. Included herewith are the certifications filed as Exhibits 31.1 and 31.2, which have been re-executed as of the date of this amendment. No revisions have been made to any other disclosures contained in the Form 10-K.

PART II

ITEM 9 A CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2004, the disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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


PART  IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits
     The exhibits filed with this amended Annual Report on Form 10-K/A are listed on the Exhibit Index below.


INDEX TO EXHIBITS

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


                                  TECH/OPS SEVCON, INC.


                                  By /s/ Matthew Boyle       February 14, 2005
Matthew Boyle
President and Chief Executive Officer



EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Boyle, certify that:

1. I have reviewed this amended Annual Report on Form 10-K of Tech/Ops Sevcon, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  [omitted]

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

Date:  February 14, 2005
/s/ Matthew Boyle
-----------------
Matthew Boyle
President and Chief Executive Officer







EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul A. McPartlin, certify that:

1. I have reviewed this amended Annual Report on Form 10-K of Tech/Ops Sevcon, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  [omitted];

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

Date:  February 14, 2005
/s/ Paul A. McPartlin
---------------------
Paul A. McPartlin
Chief Financial and Accounting Officer


28
     	Tech Ops Sevcon 2004 10K_A edgar rev1.doc - 14-Feb-05