Form 10-Q
period 2005-01-01
TECH OPS SEVCON INC
filed 2005-02-15
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005
                               -----------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                      ---      ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at February 15, 2005
----------------------------         -------------------------------
Common stock, par value $.10                  3,172,051


                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                               Jan 1,       Sept 30,
                                                2005           2004
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   600        $   905
    Accounts receivable, less allowances
       of $222 at 1/1/2005
       and $192 at 9/30/2004                   6,370          6,109
    Inventories                                3,979          4,043
    Prepaid expenses and other current
       assets                                    980            931
                                             -------        -------
            Total current assets              11,929         11,988
                                             -------        -------

Property, plant and equipment, at cost         9,842          9,270
    Less:  Accumulated depreciation
           and amortization                    6,606          6,085
                                             -------        -------
      Net property, plant and equipment        3,236          3,185
                                             -------        -------

   Goodwill                                    1,435          1,435
                                             -------        -------
                                             $16,600        $16,608
                                             =======        =======

The accompanying notes are an integral part of these financial statements.












                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                                Jan 1,       Sept 30,
                                                 2005           2004
                                          -----------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           2,465           3,001
    Dividend payable                              95              94
    Accrued expenses                           2,485           2,541
    Accrued taxes on income                      575             447
                                             -------         -------
        Total current liabilities              5,620           6,083
                                             -------         -------


Deferred taxes on income                          65              61
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 316             313
    Premium paid in on common stock            4,226           4,047
    Retained earnings                          6,058           6,133
    Unearned compensation on restricted stock   (179)              -
    Cumulative other comprehensive
     income (loss)                               494             (29)
                                             -------         -------
       Total stockholders' investment        $10,915         $10,464
                                             -------         -------
                                             $16,600         $16,608
                                             =======         =======


The accompanying notes are an integral part of these financial statements.












                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                                                    Three Months Ended
                                                    ------------------
                                                      Jan 1,    Dec 31,
                                                       2005       2003
                                                    -------    -------
Net sales                                           $ 7,542    $ 6,466

Costs and expenses:
  Cost of sales                                       4,700      3,858
  Selling, research and
    administrative                                    2,822      2,435
                                                    -------    -------
                                                      7,522      6,293
                                                    -------    -------
Operating income                                         20        173

Other income (expense), net                              10        (49)
                                                    -------    -------
Income before income taxes                               30        124

Income taxes                                            (10)       (43)
                                                    -------    -------
Net income                                          $    20    $    81
                                                    =======    =======
Basic income per share                              $   .01    $   .03
                                                    =======    =======
Fully diluted income per share                      $   .01    $   .03
                                                    =======    =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                                                    Three Months Ended
                                                    ------------------
                                                      Jan 1,    Dec 31,
                                                       2005       2003
                                                    -------    -------
Net income                                          $    20    $    81
Foreign currency
   translation adjustment                               538        527
Change in fair market value
   of cash flow hedge                                   (15)        (9)
                                                    -------    -------
Comprehensive income                                $   543    $   599
                                                    =======    =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                  Three Months Ended
                                                  -------------------
                                                    Jan 1,     Dec 31,
                                                     2005        2003
                                                  -------     -------
Net cash flow from operating activities:
  Net income                                      $    20     $    81
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                    172         156
     Stock-based compensation                           3           -
     Deferred tax provision                             4           -
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                   (261)       (448)
       Inventories                                     64         (16)
       Pre-paid expenses and other current assets     (34)       (243)
       Accounts payable                              (536)        435
       Accrued compensation and expenses              (56)       (136)
       Accrued taxes on income                        128         135
                                                  -------     -------
  Net cash used by operating activities              (496)        (36)
                                                  -------     -------
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                    (38)       (144)
                                                  -------     -------
Net cash used by investing activities                 (38)       (144)

Cash flow used by financing activities:
  Dividends paid                                      (94)        (94)
                                                  -------     -------

Effect of exchange rate changes on cash               323         301
                                                  -------     -------
Net (decrease) increase in cash                      (305)         27
Opening balance - cash and cash equivalents           905         524
                                                  -------     -------
Ending balance - cash and cash equivalents        $   600     $   551
                                                  =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                     $    72     $    17
   Cash paid for interest                               6           5
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                              $    95     $    94


The accompanying notes are an integral part of these financial statements.






                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - January 1, 2005

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of January 1, 2005 and the results of operations and cash flows for the three months ended January 1, 2005 and December 31, 2003.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2004 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. The Company has expanded its accounting policy disclosure for inventories and the revised policy is set out below.

G.  Inventories

     Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company's reported financial condition includes a provision for estimated slow-
moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at January 1, 2005 was $908,000, or 19% of the original cost of gross inventory. At September 30, 2004 the provision was $879,000, or 18% of gross inventory. Inventories comprised of:
                                              (in thousands of dollars)
                                                Jan 1,       Sept 30,
                                                 2005           2004
                                          -----------   ------------
       Raw materials                         $ 2,277        $ 2,076
       Work-in-process                           274            177
       Finished goods                          1,428          1,790
                                             -------        -------
       Total inventories                     $ 3,979        $ 4,043
                                             -------        -------

     The results of operations for the three-month periods ended January 1, 2005 and December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

(2)  New Accounting Pronouncements

     In October 2004, the President signed into law the American Jobs Creation Act (the Act). The Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company's domestic, or U.S., production activities may qualify for the deduction. Based on the effective date of the Act, the Company would be eligible for this deduction in the first quarter of fiscal 2006. Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109. The Company has not yet quantified the benefit that may be realized from this provision of the Act.

     The Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings. The Company continues to evaluate this provision of the Act to determine the amount of foreign earnings to repatriate. Currently the Company does not expect the potential repatriation to have a material impact on its effective tax rate.

     In November 2004, the Financial Accounting Standards Board issued SFAS #151, "Inventory Costs - an amendment of ARB No. 43" ("SFAS #151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS #151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.
It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS #151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this standard on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)#123R, "Share-Based Payment". This Statement replaces SFAS #123 "Accounting for Stock based Compensation" and supersedes APB #25 "Accounting for Stock Issued to Employees". This Statement establishes fair value on the grant date as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

     The Company will adopt the provisions of SFAS #123R effective at the beginning of the fourth quarter of fiscal 2005. The Company will adopt the modified prospective application transition method. Under this method the Company expects to incur expense relating to previously issued stock options of approximately $14,000 in the fourth quarter of fiscal 2005. The accounting for restricted stock issued in fiscal 2005 will be substantially unchanged by the application of SFAS #123R.

(3)  Stock-Based Compensation Plans

     SFAS #123 "Accounting for Stock-Based Compensation" as amended by SFAS #148 "Accounting for Stock-Based Compensation - Transition and Disclosure" and to be replaced by SFAS 123R "Share-Based Payment" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 "Accounting for Stock Issued to Employees". Until SFAS #123R becomes effective in the fourth quarter of fiscal 2005 the Company continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123 the Company's net income and earnings per share would have equaled the following pro forma amounts:

                    (in thousands of dollars, except for per share amounts)
                                                         Three Months Ended
                                                         ------------------
                                                           Jan 1,    Dec 31,
                                                            2005       2003
                                                          ------     ------
Net income - As reported                                  $   20     $   81
Pro forma effect of expensing stock
    options (net of income tax)                              (14)       (17)
                                                          -------    -------
Net income - Pro forma                                    $    6     $   64
                                                          -------    -------

Income per share:
Basic - As reported                                       $  .01     $  .03
Basic - Pro forma                                         $  .00     $  .02

Diluted - As reported                                     $  .01     $  .03
Diluted - Pro forma                                       $  .00     $  .02
----------------------------------------------------------------------------

     The effects of applying SFAS #123 in this pro forma disclosure are not indicative of future amounts. SFAS #123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                             2005     2004     2003
                                             ----     ----     ----
     Risk-free interest rate                  N/A      N/A     3.0%
     Expected dividend yield                  N/A      N/A     2.7%
     Expected life (years)                    N/A      N/A       7
     Expected volatility of                   N/A      N/A      47%

     No options were granted in the first quarter of fiscal 2005 or in fiscal 2004.

     In November 2004 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $182,000 based on the fair market value on the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $182,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for employee restricted stock grants in the first quarter of fiscal 2005 was $3,000 and the subsequent regular quarterly charge will be approximately $9,000.

     In January 2005 the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2006 annual meeting, provided that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $85,000 based on the fair market value on the stock on date of issue. Due to the short-term vesting period no forfeitures have been estimated. This amount was credited to common stock and paid in surplus and the $85,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the one year period during which the forfeiture conditions lapse. There was no charge to income for non-employee director restricted stock grants in the first quarter of fiscal 2005.

     During the restriction period, five years for employees and one year for non-employee directors, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding.

     The estimated stock-based compensation expense in fiscal 2005 is as follows. No stock-based compensation expense was recorded in fiscal 2004.

                                                    (in thousands of dollars)
                                 First    Second     Third    Fourth   Fiscal
                               Quarter   Quarter   Quarter   Quarter     2005
                               -------   -------   -------   -------   ------
Stock option expense under
  SFAS #123R*                      $ -       $ -       $ -       $14     $ 14
Restricted stock grants
- Employees                        3         9         9         9       30
- Non-employee directors           -        14        21        21       56
                               -------   -------   -------   -------   ------
Total                              $ 3       $23       $30       $44     $100
                               -------   -------   -------   -------   ------
* Pro forma expense of approximately $14,000 per quarter is expected to be recorded for stock options accounted for under APB #25 in the first three quarters of fiscal 2005.

(4)  Cash Dividends

     On December 8, 2004, the Company declared a quarterly dividend of $.03 per share for the first quarter of fiscal 2005, which was paid on January 6, 2005 to stockholders of record on December 22, 2004. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:

                           (in thousands, except for per share amounts)
                                                     Three Months Ended
                                                     ------------------
                                                       Jan 1     Dec 31
                                                        2005       2003
                                                      ------     ------
Net income                                            $   20     $   81
Basic income per share                                $  .01     $  .03

Average shares outstanding                             3,140      3,125

Options outstanding - common
  stock equivalents                                       19         18
                                                       -----      -----
Average common and common
  equivalent shares outstanding                        3,159      3,143
                                                       -----      -----

Fully diluted income per share                        $  .01     $  .03
                                                      ======     ======

(6)  Segment information

     The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems and accessories for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

     The significant accounting policies of the segments are the same as those described in note(1) to the 2004 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                                       (in thousands)
---------------------------------------------------------------------
                               Three months ended January 1, 2005
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,142     $   400          -  $ 7,542
Inter-segment revenues              -          66          -       66
Operating income (loss)           158         (18)      (120)      20
Identifiable assets            14,865         942        793   16,600
---------------------------------------------------------------------
---------------------------------------------------------------------
                               Three months ended December 31, 2003
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,035     $   431          -  $ 6,466
Inter-segment revenues              -          25          -       25
Operating income (loss)           229           9        (65)     173
Identifiable assets            12,898       1,190        591   14,679
---------------------------------------------------------------------

In the controls business segment the revenues were derived from the following products and services.
                                             (in thousands of dollars)
                                                    Three Months Ended
                                                    ------------------
                                                     Jan 1      Dec 31
                                                      2005        2003
                                                    ------      ------
Electronic controllers for
  battery driven vehicles                           $4,926      $4,362
Accessory and aftermarket
  products and services                              2,216       1,673
-----------------------------------------------------------------------
Total controls segment revenues                     $7,142      $6,035
-----------------------------------------------------------------------

(7)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.

                                              (in thousands of dollars)
                                                    Three Months Ended
                                                    ------------------
                                                     Jan 1      Dec 31
                                                      2005        2003
                                                    ------      ------
Research and Development expense                    $  834      $  928
Percentage of sales                                   11.1%       14.4%
                                                    ------      ------

     Research and development expense decreased by $94,000, or 10%, compared to the first quarter of last fiscal year. The decrease was principally due to lower engineering consultancy costs on advanced new product development, which was partially offset by the cost of increased internal engineering resources and foreign currency fluctuations.

(8)  Employee Benefit Plans

     Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.
                                                    (in thousands of dollars)
                                                          Three Months Ended
                                                          ------------------
                                                            Jan 1,    Dec 31,
                                                             2005       2003
                                                          -------    -------
Components of net periodic benefit cost:
  Service cost                                             $  110     $  108
  Interest cost                                            $  229        204
  Expected return on plan assets                           $ (215)      (205)
  Amortization of transition obligation                    $    -          -
  Amortization of prior service cost                       $   14         12
  Recognized net actuarial gain (loss)                     $    -          -
                                                            -----      -----
  Net periodic benefit cost                                $  138     $  119
                                                            -----      -----
  Net cost of defined contribution plans                   $    7     $    7

     Tech/Ops Sevcon contributed $108,000 to its pension plans in the three months ended January 1, 2005 and presently anticipates contributing a further $461,000 to fund its plans in the remainder of fiscal 2005, for a total contribution of $569,000. In addition employee contributions to the UK plan were $62,000 in the first quarter and are estimated to total $252,000 in fiscal 2005.

(9)  Accrued expenses

     Set out below is an analysis of other accrued expenses at January 1, 2005 and September 30, 2004 which shows separately any items in excess of 5% of total current liabilities.

                                                   (In thousands of dollars)
----------------------------------------------------------------------------
                                                         Jan 1,     Sept 30,
                                                          2005         2004
----------------------------------------------------------------------------
Accrued compensation and related costs                 $ 1,062      $   979
Warranty reserves                                          429          386
Accrued director's pension                                 200          201
Other accrued expenses                                     794          975
----------------------------------------------------------------------------
Total                                                  $ 2,485      $ 2,541
----------------------------------------------------------------------------

(10)  Warranty reserves

     The movement in warranty reserves was as follows:
                                                  (In thousands of dollars)
---------------------------------------------------------------------------
                                                     Three months ended
                                                 Jan 1, 2005   Dec 31, 2003
----------------------------------------------------------------------------
Balance at beginning of period                       $   386        $   404
Decrease in opening balance for warranty
  obligations settled during the period                 (117)           (83)
Other changes to pre-existing warranties                  17              2
Net increase in warranty reserves for
  products sold during the period                        143             51
----------------------------------------------------------------------------
Balance at end of period                             $   429        $   374
----------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company will adopt the following new accounting pronouncements in fiscal 2005. See Notes to Consolidated Financial Statements (2) for a more detailed description of these new accounting pronouncements.

     FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" - The Company has not yet quantified the benefit that may be realized from this provision of the Act.

     FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" - Currently the Company does not expect the potential repatriation to have a material impact on its effective tax rate.

     SFAS #151, "Inventory Costs - an amendment of ARB No. 43" - The Company is evaluating the impact of this standard on its consolidated financial statements.

     SFAS#123R, "Share-Based Payment" - Adoption is planned for the fourth quarter of fiscal 2005 and is expected to decrease fourth quarter net income by approximately $14,000. See the table at the end of footnote 3 above for the impact by quarter in fiscal 2005.

CRITICAL ACCOUNTING ESTIMATES

     The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Quarterly Report on Form 10-Q. While all these significant accounting policies impact its financial condition and results of operations, certain of these policies require management to use a significant degree of judgement and/or make estimates, consistent with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgements and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management's estimates and judgements.

     The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

     The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management's judgment about the customer's business. Ten customers account for approximately 56% of the Company's sales. At January 1, 2005 the allowance for bad debts amounted to $222,000, which represented 3% of receivables.

     Because of the Company's long term relationships with the majority of its customers, in most cases, the principal bad debt risk to the Company arises from the insolvency of a customer rather than its unwillingness to pay. In addition, in certain cases the Company maintains credit insurance covering up to 90% of the amount outstanding from specific customers. The Company also carries out some of its foreign trade, particularly in the Far East, using letters of credit.

     The Company reviews all accounts receivable balances on a regular basis, concentrating on any balances that are more than 30 days overdue, or where there is an identified credit risk with a specific customer. A decision is taken on a customer-by-customer basis as to whether a bad debt reserve is considered necessary based on the specific facts and circumstances of each account. In general, the Company would reserve 100% of the receivable, net of any recoverable value added taxes or insurance coverages, for a customer that becomes insolvent or files for bankruptcy, and lesser amounts for less imminent defaults. To a lesser degree, the Company maintains a small bad debt reserve to cover the remaining balances based on historical default percentages.

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

Inventories

     Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at January 1, 2005 was $908,000, or 19% of the original cost of gross inventory. At September 30, 2004 the provision was $879,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

     The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets". In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company's stock and an analysis of precedent transactions. These methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods the conclusion was that the goodwill had not been impaired. If, in future periods, the Company's results of operations, cash flows or the market price of the Company's stock were to decrease significantly then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

     The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense relating to the pension plans which could have a material effect on the Company's results of operations. The Company's pension plans are significant relative to the size of the Company. Pension plan assets were $12,899,000 at September 30, 2004 and the total assets of the Company were $16,608,000. Although the plan assets are not included in the assets of the Company they are 78% of size of the Company's total assets. If, as a result of changes in assumptions, the accumulated benefit obligation of either of the plans were to exceed the fair value of assets of that plan, then an adjustment to record this additional liability and corresponding decrease stockholders equity would be necessary, which could have a material effect on the Company's financial position.

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

     Single source materials and sub-contractors may not meet the Company's needs.

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

     Damage to the Company's or sub-contractor's buildings would hurt results.

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

OVERVIEW OF FIRST QUARTER

     The Company reported net income of $20,000, or $.01 per share, for the first fiscal quarter ended January 1, 2005. Net income decreased by $61,000, or $.02 per share, from $81,000, or $.03 per share, for the comparable period last year. Sales in the first quarter were $7,542,000 compared to $6,466,000 for the comparable period last year. Foreign currency fluctuations caused an increase in reported revenues of $370,000, or 6%, and volumes shipped were 11% ahead of the prior year period.

     Operating income for the first quarter was $20,000, a decrease of $153,000 compared to the first quarter of last year. Higher sales, less the adverse impact of foreign currency fluctuations, increased gross profit by $234,000, which was offset by a $387,000 increase in operating expenses. Foreign currency fluctuations caused $140,000 of the operating expense increase, while lower engineering expense was more than offset by higher selling expense as the Company starts to launch its new espAC range of advanced new electric vehicle controls.

     Cash balances decreased by $305,000 in the first quarter of fiscal 2005 to $600,000. Operating activities used cash of $496,000, principally due to lower payables and increased receivables. Capital expenditure used cash of $38,000 and dividend payments amounted to $94,000. Exchange rate changes increased cash by $323,000.

Results of Operations

Three months ended January 1, 2005

     The following table compares first quarter results by segment for fiscal 2005 with the prior year period, and shows the percentage changes in total and split between the currency impact and volume / other changes.

                       (in thousands of dollars)
                                                    % change due to:
                                                 -----------------------
                                                                  Volume/
                              FY 2005   FY 2004   Total  Currency  other
                                -----     -----   -----  -------- -------
Sales:
  Controls - to external
    customers                   7,142     6,035     18%        6%    13%
-------------------------------------------------------------------------
  Capacitors- to external
    customers                     400       431    - 7%        7%   -14%
  Capacitors - inter-segment       66        25    164%        8%   156%
-------------------------------------------------------------------------
  Capacitors - total              466       456      2%        7%   - 5%
-------------------------------------------------------------------------
  Total sales to external
    customers                   7,542     6,466     17%        6%    11%
-------------------------------------------------------------------------

Gross Profit:
  Controls                      2,658     2,433      9%       -3%    12%
  Capacitors                      184       165     12%        8%     4%
-------------------------------------------------------------------------
  Total                         2,842     2,608      9%       -2%    11%
-------------------------------------------------------------------------

Selling general and
  administrative expense:
    Controls                    2,500     2,214     13%        6%     7%
    Capacitors                    202       156     29%        8%    22%
    Unallocated corporate
      expense                     120        65     85%        0%    85%
-------------------------------------------------------------------------
  Total                         2,822     2,435     16%        6%    10%
-------------------------------------------------------------------------

Operating income:
  Controls                        158       229    -31%      -88%    57%
  Capacitors                      (18)        9   -300%       11%  -311%
  Unallocated corporate expense  (120)      (65)    85%        0%    85%
-------------------------------------------------------------------------
  Total                            20       173    -88%     -116%    27%
-------------------------------------------------------------------------

Other income and expense           10       (49)  -120%     -122%     2%
-------------------------------------------------------------------------
Income before income taxes         30       124    -76%     -113%    37%
Income taxes                      (10)      (43)   -77%     -114%    38%
-------------------------------------------------------------------------
Net Income                         20        81    -75%     -112%    37%
-------------------------------------------------------------------------

     Sales in the first fiscal quarter ended January 1, 2005 were $7,542,000 compared to $6,466,000 in the first quarter of last year, an increase of $1,076,000, or 17%. Foreign currency fluctuations, principally the weakness of the US dollar compared to the Euro and the British pound, accounted for an increase of $370,000, or 6%, in revenues. Shipment volumes were 11% ahead of the first quarter of last year. Volumes in the U.S. Controller business increased by 21% with gains in shipments to the aerial lift, airport ground support and mining markets partially offset by lower demand in the US fork lift truck market. Volumes in the foreign controller markets grew by 8% compared to the first quarter of fiscal 2004. Capacitor sales were 7% lower than last year at $400,000, compared to $431,000 in the first quarter of fiscal 2004. There was a 14% decrease in capacitor volumes, mainly due to lower demand in the audio capacitor market. This volume decrease was partially offset by the impact of foreign currency fluctuations which resulted in a 7% increase in reported sales of the capacitor segment when measured in US dollars.

     Gross profit of $2,842,000 was $234,000 higher than last year. The increase in gross profit was mainly due to higher volumes, partially offset by foreign currency fluctuations which reduced gross profit by $60,000 in the first quarter. Sales mix also adversely impacted gross profit with the increase in sales concentrated in low margin products, particularly in the United States where costs have been adversely impacted by the weakness of the US dollar. First quarter gross profit was 37.7% of sales, a decrease of 2.6% from 40.3% of sales in the same quarter of fiscal 2004.

     Selling, research and administrative expenses were $2,822,000, an increase of $387,000, or 16%, compared to last year's first quarter. Foreign currency fluctuations increased these expenses by $140,000, or 6%. In the first quarter of fiscal 2005, engineering and R&D expense was lower by $94,000 compared to the same period last year. This was mainly due to lower engineering consulting expense, partly offset by additional internal engineering resources, as the development of new high quality products is completed and these products move into the testing and customer prototyping phases. Foreign currency fluctuations increased the reported engineering and R&D expense by $56,000. In addition sales and marketing expense increased by $295,000 compared to the same quarter last year, due to foreign currency fluctuations of $52,000 and an increase in number of sales employees and additional marketing expense related to the introduction of advanced new products.

     In the first quarter there was operating income of $20,000 compared to $173,000 in the first quarter last year, a decrease in operating income of $153,000. Foreign currency fluctuations decreased reported operating income by $200,000. Operating income in the controller business of $158,000 was $71,000 lower than in the first quarter of last year. The decrease in controller business operating income was mainly due to additional spending on sales and marketing of new products, partially offset by higher volumes and lower engineering expense. There was an operating loss in the capacitor business segment of $18,000 compared to operating income of $9,000 in the prior year first quarter, mainly due to lower volumes. Unallocated corporate expenses were $120,000 in the current year compared to $65,000 in the first quarter of last year. The increase in first quarter unallocated expense was mainly due to higher professional fees in connection with compliance with section 404 of the Sarbanes Oxley Act.

     Other income in the first quarter of this year was $10,000 compared to other expense of $49,000 in the same quarter last year, a difference of $59,000. This was mainly due to foreign currency gains in the first quarter of fiscal 2005 compared to losses last year.

     Income before income taxes of $30,000 decreased by $94,000 compared to last year when pre-tax income was $124,000. Income taxes were 33.3% of pre-tax income compared to 34.7% in the same quarter last year. Net income was $20,000 compared to $81,000 in the same quarter last year, a decrease of $61,000. Basic and fully diluted income per share was down by $.02 per share from the prior year at $.01 per share.

Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the first quarter of fiscal 2005 was paid on January 6, 2005, and amounted to $95,000. Cash balances at the end of the first quarter of 2005 were $600,000 compared to $905,000 in September 2004, a decrease in cash of $305,000.

     In the first three months of fiscal 2005 net income was $20,000, and operating activities used $496,000 of cash. There was an increase of $261,000 in receivables due to both slower collections and foreign currency fluctuations. The number of days sales in receivables increased in the first three months of fiscal 2005 from 70 days to 75 days. Inventories decreased by $64,000 and accounts payable decreased by $536,000. Dividends paid in the first quarter of fiscal 2005 amounted to $94,000. Capital expenditures were $38,000 offset by depreciation of $172,000.

     The Company has no long-term debt and has overdraft facilities in the UK of approximately $2,112,000 and of $449,000 in France. The UK overdraft facilities are secured by all of the Company's assets in the UK and the French overdraft facilities are unsecured.

     Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The Company's operations are sensitive to a number of market factors any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 5 to the Company's Consolidated Financial Statements included under Item 8 of the Company's Form 10-K for the year ended September 30, 2004 and other risks are described under the caption Risk Factors in Management's discussion and analysis of financial condition and results of operations above.

Foreign currency risk

     The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. In the first quarter of fiscal 2005 approximately 37% of the Company's sales were made in US Dollars, 25% were made in British Pounds and 38% were made in Euros. Over 90% of the Company's cost of sales was incurred in British Pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

     In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is also subject to fluctuations in foreign currency exchange rates.

     The Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are set out below.

     The following table provides information about the Company's foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of January 1, 2005. The information is provided in US Dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature in fiscal 2005.

-----------------------------------------------------------------------------
                                (in thousands, except average contract rates)
-----------------------------------------------------------------------------
                           Expected maturity or transaction date       Fair
                                        FY 2005 FY 2006    Total      Value
-----------------------------------------------------------------------------
On balance sheet financial
  instruments:

  In $US Functional Currency
    Accounts receivable in pounds          1,439     -    1,439       1,439
    Accounts receivable in euros           2,613     -    2,613       2,613

    Accounts payable in pounds             2,160     -    2,160       2,160
    Accounts payable in euros                134     -      134         134

Anticipated Transactions
  and related derivatives

In $US Functional Currency
Firmly committed sales contracts
  In pounds                                  697     -      697           -
  In Euros                                   936     -      936           -

    Forward exchange agreements
      Sell Euros for British
       Pounds                                564     -      564         (20)*
      Average contractual exchange rate  1.46 EUR - 1 GBP

      Sell US Dollars for British
       Pounds                              1,400    -     1,400         127 *
      Average contractual exchange rate  $1.76 - 1 GPB

-----------------------------------------------------------------------------
Amount recorded as other
  comprehensive income                       $ -  $ -       $ -         $ -
-----------------------------------------------------------------------------

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.


     Because the difference between the spot and hedged foreign exchange rates at January 1, 2005 was less than 8%, and amounted to $106,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

     The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at January 1, 2005 the risk arising from changes in interest rates was not material.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of January 1, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of January 1, 2005, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. Our principal executive officer and principal financial officer have identified no change in our "internal control over financial reporting" (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                     PART II.    OTHER INFORMATION

Item 6. Exhibits

     See Exhibit Index immediately preceding the exhibits.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: February 15, 2005           By:    /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer(Principal
                                  financial and chief accounting officer)


               Exhibit Index

Exhibit        Description
-------        -----------

10.1 Resolution dated January 24, 2005 re: Compensation of non-employee directors (incorporated by reference to Exhibit
               99.1 to form 8-K filed January 26, 2005).

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

Date:  February 15, 2005                             /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


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

Date:  February 15, 2005                             /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended January 1, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: February 15, 2005                   /s/ Matthew Boyle
                                        -----------------------
                                        Matthew Boyle
                                        Chief Executive Officer



Dated: February 15, 2005                   /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer