Form 10-Q
period 2005-04-02
TECH OPS SEVCON INC
filed 2005-05-16
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005
                               -------------

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
         (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                          ---      ---
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at May 16, 2005
----------------------------         ---------------------------
Common stock, par value $.10                  3,172,051


                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                               Apr 2,       Sept 30,
                                                2005           2004
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   410        $   905
    Accounts receivable, less allowances
       of $145 at 4/2/2005
       and $192 at 9/30/2004                   6,456          6,109
    Inventories                                4,060          4,043
    Prepaid expenses and other current
       assets                                  1,379            931
                                             -------        -------
            Total current assets              12,305         11,988
                                             -------        -------

Property, plant and equipment, at cost         9,915          9,270
    Less:  Accumulated depreciation
           and amortization                    6,665          6,085
                                             -------        -------
      Net property, plant and equipment        3,250          3,185
                                             -------        -------

   Goodwill                                    1,435          1,435
                                             -------        -------
                                             $16,990        $16,608
                                             =======        =======

The accompanying notes are an integral part of these financial statements.












                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                                Apr 2,       Sept 30,
                                                 2005           2004
                                          -----------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           2,807           3,001
    Dividend payable                              95              94
    Accrued expenses                           2,601           2,541
    Accrued taxes on income                      606             447
                                             -------         -------
        Total current liabilities              6,109           6,083
                                             -------         -------


Deferred taxes on income                          64              61
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 317             313
    Premium paid in on common stock            4,310           4,047
    Retained earnings                          6,135           6,133
    Unearned compensation on restricted stock   (241)              -
    Cumulative other comprehensive
     income (loss)                               296             (29)
                                             -------         -------
       Total stockholders' investment         10,817          10,464
                                             -------         -------
                                             $16,990         $16,608
                                             =======         =======


The accompanying notes are an integral part of these financial statements.












                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                               Three Months Ended      Six Months Ended
                               ------------------    ------------------
                                 Apr 2,     Apr 3,     Apr 2,     Apr 3,
                                  2005       2004       2005       2004
                               -------    -------    -------    -------
Net sales                      $ 8,094    $ 7,273    $15,636    $13,739

Costs and expenses:
  Cost of sales                  4,968      4,288      9,668      8,145
  Selling, research and
    administrative               2,841      2,705      5,663      5,141
                               -------    -------    -------    -------
                                 7,809      6,993     15,331     13,286
                               -------    -------    -------    -------
Operating income                   285        280        305        453

Foreign currency gain or (loss)      -        (59)        16       (103)
Interest income (expense), net     (20)        (1)       (26)        (6)
                               -------    -------    -------    -------
Income before income taxes         265        220        295        344

Income taxes                       (93)       (78)      (103)      (121)
                               -------    -------    -------    -------
Net income                     $   172    $   142    $   192    $   223
                               =======    =======    =======    =======
Basic income per share         $   .05    $   .05    $   .06    $   .07
                               =======    =======    =======    =======
Fully diluted income per share $   .05    $   .05    $   .06    $   .07
                               =======    =======    =======    =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                               Three Months Ended      Six Months Ended
                               ------------------    ------------------
                                 Apr 2,     Apr 3,     Apr 2,     Apr 3,
                                  2005       2004       2005       2004
                               -------    -------    -------    -------
Net income                     $   172    $   142    $   192    $   223
Foreign currency
   translation adjustment         (198)        92        340        619
Change in fair market value
   of cash flow hedge                -          8        (15)        (1)
                               -------    -------    -------    -------
Comprehensive income (loss)    $   (26)   $   242    $   517    $   841
                               =======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                       Six Months Ended
                                                     -------------------
                                                       Apr 2,      Apr 3,
                                                        2005        2004
                                                     -------     -------
Net cash flow from operating activities:
  Net income                                         $   192     $   223
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                       337         312
     Stock-based compensation                             26           -
     Deferred tax provision                                3           5
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                      (347)     (1,118)
       Inventories                                       (17)        (49)
       Pre-paid expenses and other current assets       (433)       (140)
       Accounts payable                                 (194)        421
       Accrued compensation and expenses                  60         153
       Accrued taxes on income                           159          83
                                                     -------     -------
  Net cash used by operating activities                 (214)       (110)
                                                     -------     -------
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                      (258)       (370)
                                                     -------     -------
Net cash used by investing activities                   (258)       (370)

Cash flow used by financing activities:
  Dividends paid                                        (189)       (188)
                                                     -------     -------

Effect of exchange rate changes on cash                  166         351
                                                     -------     -------
Net decrease in cash                                    (495)       (317)
Opening balance - cash and cash equivalents              905         524
                                                     -------     -------
Ending balance - cash and cash equivalents           $   410     $   207
                                                     =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                        $   314     $    24
   Cash paid for interest                                 27           6
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                                 $    95     $    94


The accompanying notes are an integral part of these financial statements.




                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - April 2, 2005

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of April 2, 2005 and the results of operations and cash flows for the three months and six months ended
April 2, 2005.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2004 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

Inventories

     Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at April 2, 2005 was $904,000, or 18% of the original cost of gross inventory. At September 30, 2004 the provision was $879,000, or 18% of gross inventory. Inventories comprised of:

                                              (in thousands of dollars)
                                                Apr 2,       Sept 30,
                                                 2005           2004
                                          -----------   ------------
       Raw materials                          $ 2,037        $ 2,076
       Work-in-process                            285            177
       Finished goods                           1,738          1,790
                                              -------        -------
       Total inventories                      $ 4,060        $ 4,043
                                              -------        -------

     The results of operations for the six-month periods ended April 2, 2005 and April 3, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)#123R, "Share-Based Payment". This Statement replaces SFAS #123 "Accounting for Stock based Compensation" and supersedes APB #25 "Accounting for Stock Issued to Employees". This Statement establishes fair value on the grant date as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005.

     In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides supplemental implementation guidance on Statement 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues.

     The Company will adopt the provisions of SFAS #123R effective at the beginning of fiscal 2006 The Company will adopt the modified prospective application transition method. Under this method the Company expects to incur expense relating to previously issued stock options of approximately $30,000 in fiscal 2006. The accounting for restricted stock issued in fiscal 2005 will be substantially unchanged by the application of SFAS #123R.

(3)  Stock-Based Compensation Plans

     SFAS #123 "Accounting for Stock-Based Compensation" as amended by SFAS #148 "Accounting for Stock-Based Compensation - Transition and Disclosure" and to be replaced by SFAS 123R "Share-Based Payment" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 "Accounting for Stock Issued to Employees". Until SFAS #123R becomes effective in fiscal 2006 the Company continues to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123 the Company's net income and earnings per share would have equaled the following pro forma amounts:

                    (in thousands of dollars, except for per share amounts)
                                     Three Months Ended      Six Months Ended
                                     ------------------    ------------------
                                       Apr 2,     Apr 3,     Apr 2,     Apr 3,
                                        2005       2004       2005       2004
                                      ------     ------     ------     ------
Net income - As reported              $  172     $  142     $  192     $  223
Pro forma effect of expensing stock
    options (net of income tax)          (14)       (17)       (28)       (34)
                                      -------    -------    -------    -------
Net income - Pro forma                $  158     $  125     $  164     $  189
                                      -------    -------    -------    -------

Income per share:
Basic - As reported                   $  .05     $  .05     $  .06     $  .07
Basic - Pro forma                     $  .05     $  .04     $  .05     $  .06

Diluted - As reported                 $  .05     $  .05     $  .06     $  .07
Diluted - Pro forma                   $  .05     $  .04     $  .05     $  .06
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

                                             2005     2004     2003
                                             ----     ----     ----
     Risk-free interest rate                  N/A      N/A     3.0%
     Expected dividend yield                  N/A      N/A     2.7%
     Expected life (years)                    N/A      N/A       7
     Expected volatility of                   N/A      N/A      47%

     No options were granted in the first six months of fiscal 2005 or in fiscal 2004.

     In November 2004 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $182,000 based on the fair market value on the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $182,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for employee restricted stock grants in the first six months of fiscal 2005 was $12,000 and the subsequent regular quarterly charge will be approximately $9,000.

     In January 2005 the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2006 annual meeting, provided that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $85,000 based on the fair market value on the stock on date of issue. Due to the short-term vesting period no forfeitures have been estimated. This amount was credited to common stock and paid in surplus and the $85,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the one year period during which the forfeiture conditions lapse. The charge to income for non-employee directors restricted stock grants in the first six months of fiscal 2005 was $14,000 and the subsequent regular quarterly charge will be approximately $21,000.

     During the restriction period, five years for employees and one year for non-employee directors, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. For the purposes of calculating average issued shares for earnings per shares these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

     The estimated stock-based compensation expense in fiscal 2005 is as follows. No stock-based compensation expense was recorded in fiscal 2004.

                                                    (in thousands of dollars)
                                 First    Second     Third    Fourth   Fiscal
                               Quarter   Quarter   Quarter   Quarter     2005
                               -------   -------   -------   -------   ------
Stock option expense under
  SFAS #123R*                      $ -       $ -       $ -       $ -      $ -
Restricted stock grants
- Employees                          3         9         9         9       30
- Non-employee directors             -        14        21        21       56
                               -------   -------   -------   -------   ------
Total                              $ 3       $23       $30       $30      $86
                               -------   -------   -------   -------   ------
* Pro forma expense of approximately $14,000 per quarter is expected to be recorded for stock options accounted for under APB #25 in each quarter of fiscal 2005.

(4)  Cash Dividends

     On March 7, 2005, the Company declared a quarterly dividend of $.03 per share for the second quarter of fiscal 2005, which was paid on April 7, 2005 to stockholders of record on March 23, 2005. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:

                   (in thousands of dollars, except for per share amounts)
                                 Three Months Ended      Six Months Ended
                                 ------------------    ------------------
                                   Apr 2      Apr 3      Apr 2      Apr 3
                                    2005       2004       2005       2004
                                  ------     ------     ------     ------
Net income                        $  172     $  142     $  192     $  223
Basic income per share            $  .05     $  .05     $  .06     $  .07

Average shares outstanding         3,125      3,125      3,125      3,125

Options outstanding - common
  stock equivalents                   34         24         28         21
                                   -----      -----      -----      -----
Average common and common
  equivalent shares outstanding    3,159      3,149      3,153      3,146
                                   -----      -----      -----      -----

Fully diluted income per share    $  .05     $  .05     $  .06     $  .07
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

     The significant accounting policies of the segments are the same as those described in note(1) to the 2004 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                            (in thousands of dollars)
---------------------------------------------------------------------
                               Three months ended April 2, 2005
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 7,718     $   376          -  $ 8,094
Inter-segment revenues              -          83          -       83
Operating income (loss)           335          (2)      ( 48)     285
Identifiable assets            15,402         882        706   16,990
---------------------------------------------------------------------
                               Three months ended April 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,766     $   507     $    -  $ 7,273
Inter-segment revenues              -          50          -       50
Operating income (loss)           274          85        (79)     280
Identifiable assets            13,119       1,353        580   15,052
---------------------------------------------------------------------
---------------------------------------------------------------------
                                 Six months ended April 2, 2005
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $14,860     $   776          -  $15,636
Inter-segment revenues              -         149          -      149
Operating income (loss)           493         (20)      (168)     305
Identifiable assets            15,402         882        706   16,990
---------------------------------------------------------------------
                               Six months ended April 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $12,801     $   938     $    -  $13,739
Inter-segment revenues              -          75          -       75
Operating income (loss)           503          94       (144)     453
Identifiable assets            13,119       1,353        580   15,052
---------------------------------------------------------------------

In the controls business segment the revenues were derived from the following products and services.

                                                    (in thousands of dollars)
                                     Three Months Ended     Six Months Ended
                                     ------------------   ------------------
                                      Apr 2       Apr 3    Apr 2       Apr 3
                                       2005        2004     2005        2004
                                     ------      ------   ------      ------
Electronic controllers for
  battery driven vehicles           $ 5,632     $ 4,908  $10,558     $ 9,270
Accessory and aftermarket
  products and services               2,086       1,858    4,302       3,531
----------------------------------------------------------------------------
Total controls segment revenues     $ 7,718     $ 6,766  $14,860     $12,801
----------------------------------------------------------------------------

(7)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.

                                                    (in thousands of dollars)
                                     Three Months Ended     Six Months Ended
                                     ------------------   ------------------
                                      Apr 2       Apr 3    Apr 2       Apr 3
                                       2005        2004     2005        2004
                                     ------      ------   ------      ------
Research and Development expense     $  946      $1,066   $1,780      $1,994
Percentage of sales                   11.7%       14.7%    11.4%       14.5%
                                     ------      ------   ------      ------

     Research and development expense decreased by $120,000, or 3.0% of sales, compared to the second quarter of last fiscal year. The decrease was principally due to lower engineering consultancy costs on advanced new product development, which was partially offset by the cost of increased internal engineering resources and foreign currency fluctuations.

(8)  Employee Benefit Plans

     Tech/Ops Sevcon has defined benefit plans covering the majority of its
US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.
                                                    (in thousands of dollars)
                                         Three Months Ended   Six Months Ended
                                         ------------------  ------------------
                                           Apr 2      Apr 3    Apr 2     Apr 3
                                            2005       2004     2005      2004
                                         -------    -------  -------   -------
Components of net periodic benefit cost:
  Service cost                            $  111     $  119   $  221    $  233
  Interest cost                           $  231        218   $  460       425
  Expected return on plan assets          $ (216)      (221)  $ (431)     (431)
  Amortization of transition obligation   $    -          -   $    -         -
  Amortization of prior service cost      $   13         13   $   26        25
  Recognized net actuarial gain (loss)    $    -          -   $    -         -
                                           -----      -----    -----     -----
  Net periodic benefit cost               $  139     $  129   $  277    $  252
                                           -----      -----    -----     -----
  Net cost of defined contribution plan  $    7     $    8   $   14    $   15
                                           -----      -----    -----     -----

     Tech/Ops Sevcon contributed $216,000 to its pension plans in the six months ended April 2, 2005 and presently anticipates contributing a further
$304,000 to fund its plans in the remainder of fiscal 2005, for a total contribution of $520,000. In addition employee contributions to the UK plan were $126,000 in the first six months and are estimated to total $253,000 in fiscal 2005.

(9)  Accrued expenses

     Set out below is an analysis of other accrued expenses at April 2, 2005 and September 30, 2004 which shows separately any items in excess of 5% of total current liabilities.

                                                   (In thousands of dollars)
----------------------------------------------------------------------------
                                                         Apr 2,     Sept 30,
                                                          2005         2004
----------------------------------------------------------------------------
Accrued compensation and related costs                 $ 1,092      $   979
Warranty reserves                                          404          386
Accrued director's pension                                 198          201
Other accrued expenses                                     907          975
----------------------------------------------------------------------------
Total                                                  $ 2,601      $ 2,541
----------------------------------------------------------------------------

(10)  Warranty reserves

     The movement in warranty reserves was as follows:
                                                    (in thousands of dollars)
                                         Three Months Ended  Six Months Ended
                                         ------------------  ----------------
                                           Apr 2     Apr 3   Apr 2     Apr 3
                                            2005      2004    2005      2004
                                         -------   ------- -------   -------
Balance at beginning of period           $   429   $   374   $ 386   $   404
Decrease in opening balance for warranty
  obligations settled during the period     (109)     (151)   (226)     (234)
Other changes to pre-existing warranties      (5)        2      12         4
Net increase in warranty reserves for
  products sold during the period             89       161     232       212
-----------------------------------------------------------------------------
Balance at end of period                 $   404   $   386   $ 404   $   386
-----------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company will adopt the following new accounting pronouncements in fiscal 2005. See Note 2 to Consolidated Financial Statements for a more detailed description of these new accounting pronouncements.

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

     SFAS#123R, "Share-Based Payment" - Adoption was planned for the fourth quarter of fiscal 2005 but, following a change announced by the SEC on April 15, 2005, adoption has been deferred to the start of fiscal 2006.

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

     The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

     The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management's judgment about the customer's business. Ten customers account for approximately 57% of the Company's sales in the current fiscal year to date. At April 2, 2005 the allowance for bad debts amounted to $145,000, which represented 2% of receivables.

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

Inventories

     Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at April 2, 2005 was $904,000, or 18% of the original cost of gross inventory. At September 30, 2004 the provision was $879,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

The Company risks adverse litigation impact

     In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company is vigorously contesting this demand and believes that it has a good defense against a portion of this claim and that its accruals for customer payments are adequate to cover its estimated exposure to this customer.

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

     The Company reported net income of $172,000, or $.05 per share, for the second fiscal quarter ended April 2, 2005. Net income increased by $30,000, from $142,000 in the comparable period last year. Basic and fully diluted net income was $.05 per share, unchanged compared with the second quarter of last year. Sales in the second quarter were $8,094,000 compared to $7,273,000 for the second quarter of last year. Foreign currency fluctuations caused an increase in reported revenues of $240,000, or 3%, and volumes shipped were 8% ahead of the prior year period.

Operating income for the second quarter was $285,000, an increase of $5,000 compared to the second quarter of last year. Gross profit increased by $141,000 compared to last year. The benefit of higher sales volumes was offset by lower margins on new products in the aerial lift market and by adverse foreign currency fluctuations. Operating expense for the second quarter was $136,000 higher than the same period last year. This was mainly due to higher selling expense as the Company continues the launch of its espAC range of advanced new electric vehicle controls and adverse foreign currency fluctuations, partially offset by decreased engineering consulting expense.

For the six month period, net income was $192,000, or $.06 per diluted share, compared to $223,000, or $.07 per diluted share last year. Revenues in the first six months of fiscal 2005 were $15,636,000, an increase of $1,897,000, or 14%, compared to last year. Foreign currency fluctuations resulted in a $605,000 increase in reported sales. Volumes were 9% ahead of the prior year. Gross profit increased by $374,000 due to increased volumes, less the adverse impact of foreign currency fluctuations. Higher spending on sales and marketing for new products was partially offset by reduced engineering expense, resulting in a net increase in operating expenses of $522,000. Operating income for the six-month period was $305,000, compared to $453,000, in the first half of the prior year. Foreign currency fluctuations decreased year-to-date reported operating income by $185,000 compared to the same period last year.

     Cash balances decreased by $495,000 in the first six months of fiscal 2005 to $410,000. Operating activities used cash of $214,000, principally due to lower payables and increased receivables and prepaid expenses. Capital expenditure used cash of $258,000 and dividend payments amounted to $189,000. Exchange rate changes increased cash by $166,000.

Results of Operations

Three months ended April 2, 2005

     The following table compares second quarter results by segment for the second quarter of fiscal 2005 with the prior year period, and shows the percentage changes in total and split between the currency impact and volume / other changes.

                       (in thousands of dollars)
                                                    % change due to:
                                                 -----------------------
                                                                  Volume/
                                 2005      2004   Total  Currency  other
                                -----     -----   -----  -------- -------
Sales:
  Controls - to external
    customers                  $7,718    $6,766     14%        3%    11%
-------------------------------------------------------------------------
  Capacitors- to external
    customers                     376       507    (26%)       2%   (28%)
  Capacitors - inter-segment       83        50     66%        4%    62%
-------------------------------------------------------------------------
  Capacitors - total              459       557    (18%)       3%   (21%)
-------------------------------------------------------------------------
  Total sales to external
    customers                   8,094     7,273     11%        3%     8%
-------------------------------------------------------------------------

Gross Profit:
  Controls                      2,959     2,720      9%        2%     7%
  Capacitors                      167       266    (37%)       4%   (41%)
-------------------------------------------------------------------------
  Total                         3,126     2,986      5%        3%     2%
-------------------------------------------------------------------------

Selling general and
  administrative expense:
    Controls                    2,624     2,446      7%        2%     5%
    Capacitors                    169       181     (7%)       4%   (11%)
    Unallocated corporate
      expense                      48        79    (40%)       0%   (40%)
-------------------------------------------------------------------------
  Total                         2,841     2,706      5%        2%     3%
-------------------------------------------------------------------------

Operating income:
  Controls                        335       274     22%        4%    18%
  Capacitors                       (2)       85   (102%)       5%  (107%)
  Unallocated corporate expense   (48)      (79)   (40%)       0%   (40%)
-------------------------------------------------------------------------
  Total                           285       280      2%        5%    -3%
-------------------------------------------------------------------------

Other income and expense          (20)      (60)   (67%)     (90%)   23%
-------------------------------------------------------------------------
Income before income taxes        265       220     20%       31%   (11%)
Income taxes                      (93)      (78)    19%       30%   (11%)
-------------------------------------------------------------------------
Net Income                       $172      $142     21%       32%   (11%)
-------------------------------------------------------------------------

     Sales in the second fiscal quarter ended April 2, 2005 were $8,094,000 compared to $7,273,000 in the second quarter of last year, an increase of $821,000, or 11%. Foreign currency fluctuations, principally the weakness of the US dollar compared to the Euro and the British pound, accounted for an increase of $235,000, or 3%, in revenues. Shipment volumes were 11% ahead of the second quarter of last year.
Volumes in the U.S. Controller business increased by 30% with gains in shipments to the aerial lift, mining and other electric vehicle markets partially offset by lower demand in the US fork lift truck market.
Volumes in the foreign controller markets decreased by 9% compared to the second quarter of fiscal 2004, with a temporary slow down in shipments to the Far East. Capacitor sales were 26% lower than last year at $376,000, compared to $507,000 in the second quarter of fiscal 2004. There was a 28% decrease in capacitor volumes, mainly due to lower demand in the audio capacitor and railway signaling markets. This volume decrease was partially offset by the impact of foreign currency fluctuations which resulted in a 2% increase in reported sales of the capacitor segment when measured in US dollars.

     Gross profit of $3,126,000 was $141,000 higher than last year. The increase in gross profit was mainly due to higher volumes and by foreign currency fluctuations which increased gross profit by $75,000 in the second quarter. Sales mix adversely impacted gross profit with the increase in sales concentrated in low margin products, particularly in the United States where costs have been adversely impacted by the weakness of the US dollar. Second quarter gross profit was 38.6% of sales, a decrease of 2.5% from 41.1% of sales in the same quarter of fiscal 2004.

     Selling, research and administrative expenses were $2,841,000, an increase of $135,000, or 5%, compared to last year's second quarter. Foreign currency fluctuations increased these expenses by $60,000, or 2%. In the second quarter of fiscal 2005, engineering and R&D expense was lower by $120,000 compared to the same period last year. This was mainly due to lower engineering consulting expense, partly offset by additional internal engineering resources, as the development of new high quality products is completed and these products move into the testing and customer prototyping phases. Foreign currency fluctuations increased the reported engineering and R&D expense by $21,000. In addition sales and marketing expense increased by $206,000 compared to the same quarter last year, due to foreign currency fluctuations of $21,000 and an increase in number of sales employees and additional marketing expense related to the introduction of advanced new products.

     In the second quarter there was operating income of $285,000 compared to $280,000 in the second quarter last year, an increase in operating income of $5,000. Foreign currency fluctuations increased reported operating income by $15,000. Operating income in the controller business of $335,000 was $61,000 higher than in the second quarter of last year. The increase in controller business operating income was mainly due to higher volumes and lower engineering expense partially offset by additional spending on sales and marketing of new products. There was an operating loss in the capacitor business segment of $2,000 compared to operating income of $85,000 in the prior year second quarter, mainly due to lower volumes. Unallocated corporate expenses were $48,000 in the current year compared to $79,000 in the second quarter of last year.

     Other expense in the second quarter of this year was $20,000 compared to $60,000 in the same quarter last year, a difference of $40,000. This was mainly due to foreign currency gains in the second quarter of fiscal 2005 compared to losses last year.

     Income before income taxes of $265,000 increased by $45,000 compared to last year when pre-tax income was $220,000. Income taxes were 35% of pre-tax income in both years. Net income was $172,000 compared to $142,000 in the same quarter last year, an increase of $30,000. Basic and fully diluted income per share was $.05 per share in both the current and prior fiscal years.

Six months ended April 2, 2005

     The following table compares second quarter results by segment for the first six months of fiscal 2005 with the prior year period, and shows the percentage changes in total and split between the currency impact and volume / other changes.

                       (in thousands of dollars)
                                                    % change due to:
                                                 -----------------------
                                                                  Volume/
                                 2005      2004   Total  Currency  other
                                -----     -----   -----  -------- -------
Sales:
  Controls - to external
    customers                 $14,860   $12,801     16%        4%    12%
-------------------------------------------------------------------------
  Capacitors- to external
    customers                     776       938    (17%)       4%   (21%)
  Capacitors - inter-segment      149        75     99%        5%    94%
-------------------------------------------------------------------------
  Capacitors - total              925      1013     (9%)       5%   (14%)
-------------------------------------------------------------------------
  Total sales to external
    customers                  15,636    13,739     14%        4%    10%
-------------------------------------------------------------------------

Gross Profit:
  Controls                      5,617     5,163      9%        -%     9%
  Capacitors                      351       431    (19%)       6%   (25%)
-------------------------------------------------------------------------
  Total                         5,968     5,594      7%        -%     7%
-------------------------------------------------------------------------

Selling general and
  administrative expense:
    Controls                    5,124     4,660     10%        4%     6%
    Capacitors                    371       337     10%        6%     4%
    Unallocated corporate
      expense                     168       144     17%        0%    17%
-------------------------------------------------------------------------
  Total                         5,663     5,141     10%        4%     6%
-------------------------------------------------------------------------

Operating income:
  Controls                        493       503     (2%)     (38%)   36%
  Capacitors                      (20)       94   (121%)       5%  (126%)
  Unallocated corporate expense  (168)     (144)    17%        0%    17%
-------------------------------------------------------------------------
  Total                           305       453    (33%)     (41%)    8%
-------------------------------------------------------------------------

Other income and expense          (10)     (109)   (91%)    (105%)   14%
-------------------------------------------------------------------------
Income before income taxes        295       344    (14%)     (21%)    7%
Income taxes                     (103)     (121)   (15%)     (22%)    7%
-------------------------------------------------------------------------
Net Income                       $192      $223    (14%)     (20%)    6%
-------------------------------------------------------------------------

     Sales in the first six months of fiscal 2005 were $15,636,000, compared to $13,739,000 in the same period last year, an increase of $1,897,000, or 14%. Foreign currency fluctuations accounted for an increase in reported sales of $605,000, or 4%, Volumes were 9% ahead last year. Volumes in the controller business were 12% better than last year, mainly due to strong performance in the USA. In the capacitor business sales to external customers decreased by $162,000 compared to the same period last year. Capacitor volumes caused a decrease of $204,000, or 22%, compared to the first six months of last year. Foreign currency fluctuations accounted for a $42,000 increase in reported sales of capacitors.

     Revenues in the US controller business increased by 26%. This was mainly due to increased demand in the aerial lift, other electric vehicle, and mining markets, partially offset by decreased sales into the fork lift truck market. Controller volumes in foreign markets grew by 3%, mainly due to increased demand in the European aerial lift market partially offset by lower demand in the Far East.

     Gross profit was 38.2% of sales in the first half of fiscal 2005 compared to 40.7% in 2004. Gross profit increased by $374,000 compared to the first six months of last year. The positive impact of higher volumes was partially offset by lower average margins in the US aerial lift market. Foreign currency fluctuations increased reported gross profit by $15,000.
In the controller business gross profit increased by $454,000. This was partially offset by a decrease in capacitor business gross profit of $80,000, mainly due to lower volumes.

     Selling, research and administrative expenses were $5,663,000, an increase of $522,000, or 10%, compared to the same period last year. In the first six months of the current year engineering and R&D expense decreased by $214,000 mainly due to lower engineering consulting expense partially offset by additional internal resources as the new product range moves from the development to customer prototype phase. Sales and marketing expenses were $501,000 ahead of last year, mainly due to additional resource relating to new products. Foreign currency fluctuations increased reported operating expenses by $200,000, or 4%.

     Operating income for the first half year was $305,000, a decrease of $148,000 compared to the first six months of last year. Foreign currency fluctuations resulted in an $185,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business increased by $180,000, or 36%. The main causes of this increase in operating income were higher volumes partially offset by increased selling general and administrative expenses. In the capacitor business segment operating income decreased by $114,000 to an operating loss of $20,000, mainly due to lower volumes.

     Other expense was $10,000 compared to $109,000 in the first half of last year, an improvement of $99,000. This was mainly due to foreign currency gains in the current year compared to losses last year.

     Income before income taxes was $295,000 compared to $344,000 last year, a decrease of $49,000. Income taxes were 35% of pre-tax income, in line with the first half of last year. Net income was for the first half of fiscal 2005 was $192,000, a decrease of $31,000 compared to the same period last year. Basic and fully diluted income per share was $.06 per share compared to $.07 per share in the first half of fiscal 2004.

Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the second quarter of fiscal 2005 was paid on April 7, 2005, and amounted to $95,000. Cash balances at the end of the second quarter of 2005 were $410,000 compared to $905,000 in September 2004, a decrease in cash of $495,000.

     In the first six months of fiscal 2005 net income was $192,000, and operating activities used $214,000 of cash. There was an increase of $347,000 in receivables due to higher volumes and foreign currency fluctuations, partially offset by faster collections. The number of days sales in receivables decreased in the first six months of fiscal 2005 from 70 days to 68 days.

     Inventories increased by $17,000 and prepaid expense and other current assets increased by $433,000. Accounts payable decreased by $194,000. Dividends paid in the first half of fiscal 2005 amounted to $189,000. Capital expenditures were $258,000 offset by depreciation of $337,000.

     The Company has no long-term debt and has overdraft facilities in the UK of approximately $2,079,000 and of $425,000 in France. The UK overdraft facilities are secured by all of the Company's assets in the UK and the French overdraft facilities are unsecured.

     Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs. Capital spending programs are not expected to be significantly higher than depreciation over the next two years and projected volume growth is not expected to require significant additional cash resources.

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

Foreign currency risk

     The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. In the first quarter of fiscal 2005 approximately 39% of the Company's sales were made in US Dollars, 23% were made in British Pounds and 38% were made in Euros. Over 90% of the Company's cost of sales was incurred in British Pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

     In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is also subject to fluctuations in foreign currency exchange rates.

     The Company undertakes hedging activities to manage the foreign exchange exposures related to forecasted purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are set out below.

     The following table provides information about the Company's foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of April 2, 2005. The information is provided in US Dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature in fiscal 2005.

-----------------------------------------------------------------------------
                                (in thousands, except average contract rates)
-----------------------------------------------------------------------------
                           Expected maturity or transaction date        Fair
                                          FY2005 FY2006    Total       Value
-----------------------------------------------------------------------------
On balance sheet financial
  instruments:

  In $US Functional Currency
    Accounts receivable in pounds          1,191      -    1,191       1,191
    Accounts receivable in euros           2,636      -    2,636       2,636

    Accounts payable in pounds             2,467      -    2,467       2,467
    Accounts payable in euros                168      -      168         168

Anticipated Transactions
  and related derivatives

In $US Functional Currency
Firmly committed sales contracts
  In pounds                                1,217      -    1,217           -
  In Euros                                   781      -      781           -

    Forward exchange agreements
      Sell Euros for British
       Pounds                                584      -      584          17*
      Average contractual exchange rate  EUR1.41-GBP1

      Sell US Dollars for British
       Pounds                              1,700      -    1,700          53*
      Average contractual exchange rate  USD1.83-GBP1

-----------------------------------------------------------------------------
Amount recorded as other
  comprehensive income                       $ -    $ -      $ -         $ -
-----------------------------------------------------------------------------

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.


     Because the difference between the spot and hedged foreign exchange rates at April 2, 2005 was approximately 3%, and amounted to $70,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

     The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at April 2, 2005 the risk arising from changes in interest rates was not material.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of April 2, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of April 2, 2005, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

                     PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting held on January 24, 2005, the shareholders approved the election of directors as follows:

     A) To elect as directors for three year terms the following persons:
Matthew Boyle and Paul O. Stump. Mr. Boyle received 2,724,531 votes for and 128,036 withheld, Mr. Stump received 2,811,606 votes for and 40,961 withheld. There were no abstentions or broker non-votes.

Item 6. Exhibits

     See Exhibit Index immediately preceding the exhibits.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TECH/OPS SEVCON, INC.



Date: May 16, 2005           By:         /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer (Principal
                                  financial and chief accounting officer)


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

Date:  May 16, 2005                                  /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


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

Date:  May 16, 2005                                  /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended April 2, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: May 16, 2005                     /s/ Matthew Boyle
                                        -----------------------
                                        Matthew Boyle
                                        Chief Executive Officer



Dated: May 16, 2005                     /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer