Form 10-Q
period 2005-07-02
TECH OPS SEVCON INC
filed 2005-08-15
CIK 825411

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005
                               ------------

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

         Class                       Outstanding at August 15, 2005
----------------------------         ---------------------------
Common stock, par value $.10                  3,172,051


                        TECH/OPS SEVCON, INC.

                  PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Consolidated Balance Sheets

                               ASSETS

                           (in thousands)

                                              July 2,       Sept 30,
                                                2005           2004
                                           ---------   ------------
                                          (unaudited) (derived from
                                                            audited
                                                         statements)
Current assets:

    Cash and cash equivalents                $   874        $   905
    Accounts receivable, less allowances
       of $121 at 7/2/2005
       and $192 at 9/30/2004                   6,280          6,109
    Inventories                                3,672          4,043
    Prepaid expenses and other current
       assets                                  1,219            931
                                             -------        -------
            Total current assets              12,045         11,988
                                             -------        -------

Property, plant and equipment, at cost         9,448          9,270
    Less:  Accumulated depreciation
           and amortization                    6,428          6,085
                                             -------        -------
      Net property, plant and equipment        3,020          3,185
                                             -------        -------

   Goodwill                                    1,435          1,435
                                             -------        -------
                                             $16,500        $16,608
                                             =======        =======

The accompanying notes are an integral part of these financial statements.












                       TECH/OPS SEVCON, INC.

                    Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

                          (in thousands)

                                               July 2,       Sept 30,
                                                 2005           2004
                                          -----------   ------------
                                          (unaudited)  (derived from
                                                             audited
                                                          statements)
Current liabilities:

    Accounts payable                           2,533           3,001
    Dividend payable                              95              94
    Accrued expenses                           2,789           2,541
    Accrued taxes on income                      626             447
                                             -------         -------
        Total current liabilities              6,043           6,083
                                             -------         -------


Deferred taxes on income                          60              61
                                             -------         -------

Stockholders' investment

    Preferred stock                                -               -
    Common stock                                 317             313
    Premium paid in on common stock            4,310           4,047
    Retained earnings                          6,256           6,133
    Unearned compensation on restricted stock   (211)              -
    Cumulative other comprehensive(loss)        (275)            (29)
                                             -------         -------
       Total stockholders' investment         10,397          10,464
                                             -------         -------
                                             $16,500         $16,608
                                             =======         =======


The accompanying notes are an integral part of these financial statements.












                      TECH/OPS SEVCON, INC.
                 Consolidated Statements of Income
                           (Unaudited)

                (in thousands except per share data)

                               Three Months Ended     Nine Months Ended
                               ------------------    ------------------
                                July 2,    July 3,    July 2,    July 3,
                                  2005       2004       2005       2004
                               -------    -------    -------    -------
Net sales                      $ 8,453    $ 7,486    $24,089    $21,225

Costs and expenses:
  Cost of sales                  5,293      4,525     14,961     12,670
  Selling, research and
    administrative               2,779      2,840      8,442      7,981
                               -------    -------    -------    -------
                                 8,072      7,365     23,403     20,651
                               -------    -------    -------    -------
Operating income                   381        121        686        574

Foreign currency gain or (loss)    (36)        53        (20)       (50)
Interest income (expense), net     (12)       (17)       (38)       (23)
                               -------    -------    -------    -------
Income before income taxes         333        157        628        501

Income taxes                      (117)       (54)      (220)      (175)
                               -------    -------    -------    -------
Net income                     $   216    $   103    $   408    $   326
                               =======    =======    =======    =======
Basic income per share         $   .07    $   .03    $   .13    $   .10
                               =======    =======    =======    =======
Fully diluted income per share $   .07    $   .03    $   .13    $   .10
                               =======    =======    =======    =======


           Consolidated Statement of Comprehensive Income
                         (Unaudited)

                        (in thousands)

                               Three Months Ended     Nine Months Ended
                               ------------------    ------------------
                                July 2,    July 3,    July 2,    July 3,
                                  2005       2004       2005       2004
                               -------    -------    -------    -------
Net income                     $   216    $   103    $   408    $   326
Foreign currency
   translation adjustment         (568)        27       (228)       646
Change in fair market value
   of cash flow hedge               (3)        21        (18)        20
                               -------    -------    -------    -------
Comprehensive income (loss)    $  (355)   $   151    $   162    $   992
                               =======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                        TECH/OPS SEVCON, INC.
                  Consolidated Statement of Cash Flows
                             (Unaudited)
                           (in thousands)
                                                      Nine Months Ended
                                                     -------------------
                                                      July 2,     July 3,
                                                        2005        2004
                                                     -------     -------
Net cash flow from operating activities:
  Net income                                         $   408     $   326
  Adjustments to reconcile net income to net cash
   generated from (used by) by operating activities:
     Depreciation and amortization                       503         470
     Stock-based compensation                             56           -
     Deferred tax provision                               (1)          5
     Increase (decrease) in cash resulting from
      changes in operating assets & liabilities:
       Receivables                                      (171)     (1,464)
       Inventories                                       371        (103)
       Pre-paid expenses and other current assets       (270)        (91)
       Accounts payable                                 (468)        973
       Accrued compensation and expenses                 248         254
       Accrued taxes on income                           179          94
                                                     -------     -------
  Net cash generated from (used by)
      operating activities                               855        (458)
                                                     -------     -------
Cash flow used by investing activities:
  Acquisition of property, plant, and
    equipment, net                                      (345)       (479)
                                                     -------     -------
Net cash used by investing activities                   (345)       (479)

Cash flow used by financing activities:
  Dividends paid                                        (284)       (281)
                                                     -------     -------

Effect of exchange rate changes on cash                 (257)        340
                                                     -------     -------
Net (decrease) increase in cash                          (31)         38
Opening balance - cash and cash equivalents              905         524
                                                     -------     -------
Ending balance - cash and cash equivalents           $   874     $   562
                                                     =======     =======
Supplemental disclosure of cash flow information
   Cash paid for income taxes                        $   117     $    43
   Cash paid for interest                                 41          24
                                                     -------     -------
Supplemental disclosure of non-cash
 financing activity:
   Dividend declared                                 $    95     $    94
                                                     =======     =======

The accompanying notes are an integral part of these financial statements.




                        TECH/OPS SEVCON, INC.

   Notes to Consolidated Financial Statements - July 2, 2005

                            (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of July 2, 2005 and the results of operations and cash flows for the three months and nine months ended
July 2, 2005.

     The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2004 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2004 to the significant accounting policies followed by Tech/Ops Sevcon.

Inventories

     Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at July 2, 2005 was $864,000, or 19% of the original cost of gross inventory. At September 30, 2004 the provision was $879,000, or 18% of gross inventory. Inventories were comprised of:

                                              (in thousands of dollars)
                                               July 2,       Sept 30,
                                                 2005           2004
                                          -----------   ------------
       Raw materials                          $ 1,635        $ 2,076
       Work-in-process                            452            177
       Finished goods                           1,585          1,790
                                              -------        -------
       Total inventories                      $ 3,672        $ 4,043
                                              -------        -------

     The results of operations for the nine-month periods ended July 2, 2005 and July 3, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)  New Accounting Pronouncements

     In October 2004, the President signed into law the American Jobs Creation Act (the Act). The Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company's domestic, or U.S., production activities may qualify for the deduction. Based on the effective date of the Act, the Company would be eligible for this deduction in the first quarter of fiscal 2006. Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1, which was effective upon issuance, states that the deduction under this provisionof the Act should be accounted for as a special deduction in accordance with SFAS 109. The Company has not yet quantified the benefit that may be realized from this provision of the Act.

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)#123R, "Share-Based Payment". This Statement, when effective, will replace SFAS #123 "Accounting for Stock based Compensation" and supersede APB #25 "Accounting for Stock Issued to Employees". This Statement establishes fair value on the grant date as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005.

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

     The Company will adopt the provisions of SFAS #123R effective at the beginning of fiscal 2006. The Company will adopt the modified prospective application transition method. Under this method the Company expects to incur expense relating to previously issued stock options of approximately $30,000 in fiscal 2006. The accounting for restricted stock issued in fiscal 2005 will be substantially unchanged by the application of SFAS #123R.

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

                    (in thousands of dollars, except for per share amounts)
                                     Three Months Ended      Nine Months Ended
                                     ------------------    ------------------
                                      July 2,    July 3,    July 2,    July 3,
                                        2005       2004       2005       2004
                                      ------     ------     ------     ------
Net income - As reported              $  216     $  103     $  408     $  326
Pro forma effect of expensing stock
    options (net of income tax)          (11)       (17)       (39)       (51)
                                      -------    -------    -------    -------
Net income - Pro forma                $  205     $   86     $  369     $  275
                                      -------    -------    -------    -------

Income per share:
Basic - As reported                   $  .07     $  .03     $  .13     $  .10
Basic - Pro forma                     $  .07     $  .03     $  .12     $  .09

Diluted - As reported                 $  .07     $  .03     $  .13     $  .10
Diluted - Pro forma                   $  .07     $  .03     $  .12     $  .09
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

                                             2005     2004     2003
                                             ----     ----     ----
     Risk-free interest rate                  N/A      N/A     3.0%
     Expected dividend yield                  N/A      N/A     2.7%
     Expected life (years)                    N/A      N/A       7
     Expected volatility of                   N/A      N/A      47%

     No options were granted in the first nine months of fiscal 2005 or in fiscal 2004.

     In November 2004 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $182,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $182,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for employee restricted stock grants in the first nine months of fiscal 2005 was $21,000 and the subsequent charge will be approximately $9,000 on a quarterly basis.

     In January 2005 the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2006 annual meeting, provided that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $85,000 based on the fair market value on the stock on date of issue. Due to the short-term vesting period no forfeitures have been estimated. This amount was credited to common stock and paid in surplus and the $85,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the one year period during which the forfeiture conditions lapse. The charge to income for non-employee director's restricted stock grants in the first nine months of fiscal 2005 was $35,000 and the subsequent will be approximately $21,000 on a quarterly basis.

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

                                                    (in thousands of dollars)
                                 First    Second     Third    Fourth   Fiscal
                               Quarter   Quarter   Quarter   Quarter     2005
                               -------   -------   -------   -------   ------
Stock option expense under
  SFAS #123R*                      $ -       $ -       $ -       $ -      $ -
Restricted stock grants
- Employees                          3         9         9         9       30
- Non-employee directors             -        14        21        21       56
                               -------   -------   -------   -------   ------
Total                              $ 3       $23       $30       $30      $86
                               -------   -------   -------   -------   ------
* Pro forma expense of approximately $13,000 per quarter is expected to be recorded for stock options accounted for under APB #25 in each quarter of fiscal 2005.

(4)  Cash Dividends

     On June 14, 2005, the Company declared a quarterly dividend of $.03 per share for the third quarter of fiscal 2005, which was paid on July 14, 2005 to stockholders of record on June 29, 2005. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)  Calculation of Earnings Per Share and Weighted Average Shares
     Outstanding

     Basic and fully diluted earnings per share were calculated as follows:

                   (in thousands of dollars, except for per share amounts)
                                 Three Months Ended     Nine Months Ended
                                 ------------------    ------------------
                                  July 2     July 3     July 2     July 3
                                    2005       2004       2005       2004
                                  ------     ------     ------     ------
Net income                        $  216     $  103     $  408     $  326
Basic income per share            $  .07     $  .03     $  .13     $  .10

Average shares outstanding         3,125      3,125      3,125      3,125

Options outstanding - common
  stock equivalents                   24         23         26         22
                                   -----      -----      -----      -----
Average common and common
  equivalent shares outstanding    3,149      3,148      3,151      3,147
                                   -----      -----      -----      -----

Fully diluted income per share    $  .07     $  .03     $  .13     $  .10
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

     The significant accounting policies of the segments are the same as those described in note(1) to the 2004 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

---------------------------------------------------------------------
                                            (in thousands of dollars)
---------------------------------------------------------------------
                                Three months ended July 2, 2005
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 8,005     $   448          -  $ 8,453
Inter-segment revenues              -          40          -       40
Operating income                  427          56       (102)     381
Identifiable assets            14,796       1,010        694   16,500
---------------------------------------------------------------------
                                Three months ended July 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $ 6,953     $   533          -  $ 7,486
Inter-segment revenues              -          63          -       63
Operating income                  208          69       (156)     121
Identifiable assets            13,915       1,383        473   15,771
---------------------------------------------------------------------
---------------------------------------------------------------------
                              Nine months ended July 2, 2005
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $22,865     $ 1,224          -  $24,089
Inter-segment revenues              -         189          -      189
Operating income                  920          36       (270)     686
---------------------------------------------------------------------
                              Nine months ended July 3, 2004
---------------------------------------------------------------------
                             Controls  Capacitors  Corporate    Total
---------------------------------------------------------------------
Sales to external customers   $19,754     $ 1,471          -  $21,225
Inter-segment revenues              -         138          -      138
Operating income                  711         163       (300)     574
---------------------------------------------------------------------

In the controls business segment the revenues were derived from the following products and services.

                                                    (in thousands of dollars)
                                     Three Months Ended    Nine Months Ended
                                     ------------------   ------------------
                                     July 2      July 3   July 2      July 3
                                       2005        2004     2005        2004
                                     ------      ------   ------      ------
Electronic controllers for
  battery driven vehicles           $ 5,348     $ 4,135  $15,906     $13,405
Accessory and aftermarket
  products and services               2,657       2,818    6,959       6,349
----------------------------------------------------------------------------
Total controls segment revenues     $ 8,005     $ 6,953  $22,865     $19,754
----------------------------------------------------------------------------

(7)  Research and Development

     The cost of research and development programs is charged against income as incurred and was as follows.

                                                    (in thousands of dollars)
                                     Three Months Ended    Nine Months Ended
                                     ------------------   ------------------
                                     July 2      July 3   July 2      July 3
                                       2005        2004     2005        2004
                                     ------      ------   ------      ------
Research and Development expense     $  879      $1,103   $2,659      $3,097
Percentage of sales                   10.4%       14.7%    11.0%       14.6%
                                     ------      ------   ------      ------

     Research and development expense decreased by $224,000, or 4% of sales, compared to the third quarter of last fiscal year. The decrease was principally due to lower engineering consultancy costs on advanced new product development, which was partially offset by the cost of increased internal engineering resources and foreign currency fluctuations.

(8)  Employee Benefit Plans

     Tech/Ops Sevcon has defined benefit plans covering the majority of its
US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.
                                                    (in thousands of dollars)
                                         Three Months Ended  Nine Months Ended
                                         ------------------  ------------------
                                          July 2     July 3   July 2    July 3
                                            2005       2004     2005      2004
                                         -------    -------  -------   -------
Components of net periodic benefit cost:
  Service cost                            $  108     $  118   $  329    $  351
  Interest cost                           $  223        215   $  684       640
  Expected return on plan assets          $ (209)      (218)  $ (640)     (649)
  Amortization of transition obligation   $    -          -   $    -         -
  Amortization of prior service cost      $   13         13   $   39        38
  Recognized net actuarial gain (loss)    $    -          -   $    -         -
                                           -----      -----    -----     -----
  Net periodic benefit cost               $  135     $  128   $  412    $  380
                                           -----      -----    -----     -----
  Net cost of defined contribution plan   $    7     $    8   $   21    $   23
                                           -----      -----    -----     -----

     Tech/Ops Sevcon contributed $355,000 to its pension plans in the nine months ended July 2, 2005 and presently anticipates contributing a further $117,000 to fund its plans in the remainder of fiscal 2005, for a total contribution of $472,000. In addition employee contributions to the UK plan were $186,000 in the first nine months and are estimated to total $247,000 in fiscal 2005.

(9)  Accrued expenses

     Set out below is an analysis of other accrued expenses at July 2,
2005 and September 30, 2004 which shows separately any items in excess of
5% of total current liabilities.
                                                   (In thousands of dollars)
----------------------------------------------------------------------------
                                                        July 2,     Sept 30,
                                                          2005         2004
----------------------------------------------------------------------------
Accrued compensation and related costs                 $ 1,147      $   979
Warranty reserves                                          421          386
Accrued director's pension                                 195          201
Other accrued expenses                                   1,026          975
----------------------------------------------------------------------------
Total                                                  $ 2,789      $ 2,541
----------------------------------------------------------------------------

(10) Warranty reserves

     The movement in warranty reserves was as follows:
                                                    (in thousands of dollars)
                                         Three Months Ended Nine Months Ended
                                         ------------------ -----------------
                                          July 2    July 3   July 2    July 3
                                            2005      2004     2005      2004
                                         -------   -------  -------   -------
Balance at beginning of period           $   404   $   386  $   386   $   404
Decrease in opening balance for warranty
  obligations settled during the period      (64)     (101)    (290)     (335)
Other changes to pre-existing warranties      (7)        -        5         4
Net increase in warranty reserves for
  products sold during the period             88        87      320       299
-----------------------------------------------------------------------------
Balance at end of period                 $   421   $   372  $   421   $   372
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

     The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

     The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management's judgment about the customer's business. Ten customers account for approximately 58% of the Company's sales in the current fiscal year to date. At July 2, 2005 the allowance for bad debts amounted to $121,000, which represented 2% of receivables.

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

Inventories

     Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at July 2, 2005 was $864,000, or 19% of the original cost of gross inventory. At September 30, 2004 the provision was $879,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

The Company risks adverse litigation impact

     In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. In July 2005 the Company reached agreement in principle to settle the claim for repayment of the alleged preference payment for $90,000, although this agreement has not yet been finalized.
It is expected that a payment of $90,000 to settle this claim will be made during the fourth quarter of fiscal 2005. This amount has been fully reserved as at the end of the third quarter. There was no significant impact on third quarter earnings as a result of this settlement.

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

     The Company reported that net income for its third fiscal quarter was $216,000, or $.07 per diluted share, an increase of $113,000, or $0.04 per diluted share, compared to the third fiscal quarter last year. Revenues for the third quarter of $8,453,000 were up by 13%, compared to $7,486,000 in the third quarter fiscal 2004. Business volumes increased by 10% compared to the third quarter of last year, with currency fluctuations accounting for the remaining 3%increase in sales. Operating income for the third quarter was $381,000 compared to $121,000 in the same quarter last year. The increase in operating income of $260,000 was mainly due to higher volumes.

     For the nine month period net income was $408,000, or $.13 per diluted share, compared to $326,000, or $.10 per diluted share, in the comparable period last year. Revenues in the first nine months of this year were $24,089,000, an increase of $2,864,000, or 13%, compared to the first nine months of last year. Foreign currency fluctuations accounted for $715,000, or about one quarter of the increase in reported sales. Gross profit was 37.9% of sales compared to 40.3% in the same period last year. The decrease in the gross profit percentage was due to both foreign currency fluctuations and lower than average margins on certain business. Selling, general and administrative expenses were 6% higher than the same period last year, with foreign currency fluctuations accounting for half of the increase. Operating income for the first nine months was $686,000 compared to $574,000 in the first nine months of fiscal 2004. The increase in operating income was mainly due to increased volumes, partially offset by foreign currency fluctuations and the higher operating expenses.

     Cash balances decreased by $31,000 in the first nine months of fiscal 2005 to $874,000. Operating activities generated cash of $855,000, principally due to net income and lower inventories, partially offset by higher receivables and lower payables. Capital expenditure used cash of $345,000 and dividend payments amounted to $284,000. Exchange rate changes decreased cash by $257,000.

Results of Operations

Nine months ended July 2, 2005

     The following table compares results for the current nine months by segment with the same prior year period, and shows the percentage changes in total and split between the currency impact and volume / other changes.

                       (in thousands of dollars)
                                                    % change due to:
                                                 -----------------------
                                                                  Volume/
                                 2005      2004   Total  Currency  other
                                -----     -----   -----  -------- -------
Sales:
  Controls - to external
    customers                 $22,865   $19,754     16%        3%    13%
-------------------------------------------------------------------------
  Capacitors- to external
    customers                   1,224     1,471    (17%)       3%   (20%)
  Capacitors - inter-segment      189       138     37%        4%    33%
-------------------------------------------------------------------------
  Capacitors - total            1,413     1,609    (12%)       4%   (14%)
-------------------------------------------------------------------------
  Total sales to external
    customers                  24,089    21,225     13%        3%    10%
-------------------------------------------------------------------------

Gross Profit:
  Controls                      8,530     7,870      8%        1%     7%
  Capacitors                      598       685    (13%)       4%   (17%)
-------------------------------------------------------------------------
  Total                         9,128     8,555      7%        1%     6%
-------------------------------------------------------------------------

Selling general and
  administrative expense:
    Controls                    7,610     7,159      6%        3%     3%
    Capacitors                    562       522      8%        4%     4%
    Unallocated corporate
      expense                     270       300    (10%)       0%   (10%)
-------------------------------------------------------------------------
  Total                         8,442     7,981      6%        3%     3%
-------------------------------------------------------------------------

Operating income:
  Controls                        920       711     29%      (24%)   53%
  Capacitors                       36       163    (78%)       3%   (81%)
  Unallocated corporate expense  (270)     (300)   (10%)       0%   (10%)
-------------------------------------------------------------------------
  Total                           686       574     20%      (29%)   49%
-------------------------------------------------------------------------

Other income and expense          (58)      (73)   (21%)     (41%)   20%
-------------------------------------------------------------------------
Income before income taxes        628       501     25%      (27%)   52%
Income taxes                     (220)     (175)    26%      (27%)   53%
-------------------------------------------------------------------------
Net Income                       $408      $326     25%      (27%)   52%



     Sales in the third fiscal quarter ended July 2, 2005 were $8,453,000 compared to $7,486,000 in the third quarter of last year, an increase of $967,000, or 13%. Foreign currency fluctuations, principally the weakness of the US dollar compared to the Euro and the British pound, accounted for an increase of $110,000, or 1%, in revenues. Shipment volumes were 12% ahead of the third quarter of last year.
Volumes in the U.S. Controller business increased by 22% with gains in shipments to the aerial lift, fork lift truck and mining markets partially offset by lower demand in the US airport ground support and other electric vehicle markets. Volumes in the foreign controller markets increased by 9% compared to the third quarter of fiscal 2004, mainly due to higher shipments to aerial lift markets. Capacitor sales were 18% lower than last year at $488,000, compared to $596,000 in the third quarter of fiscal 2004, due to lower demand in the audio capacitor and railway signaling markets.

     Gross profit of $3,160,000 was $199,000 higher than in the comparable period last year. The increase in gross profit was mainly due to higher volumes and foreign currency fluctuations, which increased gross profit by $55,000 in the third quarter. Sales mix adversely impacted gross profit with the increase in sales concentrated in low margin products, particularly in the United States where costs have been adversely impacted by the weakness of the US dollar. Third quarter gross profit was 37.4% of sales, a decrease of 2.1% from 39.5% of sales in the same quarter of fiscal 2004.

     Selling, research and administrative expenses were $2,779,000, a decrease of $61,000, or 2%, compared to last year's third quarter.
Foreign currency fluctuations increased these expenses by $35,000, or 1%. In the third quarter of fiscal 2005, engineering and R&D expense was lower by $224,000 compared to the same period last year. This was mainly due to lower engineering consulting expense, partly offset by additional internal engineering resources, as the development of new high quality products is completed and these products move into the testing and customer prototyping phases. In addition, sales and marketing expense increased by $96,000 compared to the same quarter last year, mainly due to an increase in number of sales employees and additional marketing expense related to the introduction of advanced new products.

     In the third quarter there was operating income of $381,000 compared to $121,000 in the third quarter last year, an increase in operating income of $260,000. Foreign currency fluctuations increased reported operating income by $20,000. Operating income in the controller business of $427,000 was $219,000 higher than in the third quarter of last year. The increase in controller business operating income was mainly due to higher volumes and lower engineering expense partially offset by additional spending on sales and marketing of new products. Operating income in the capacitor business segment decreased to $56,000 compared to $69,000 in the prior year third quarter, mainly due to lower volumes. Unallocated corporate expenses were $102,000 in the current year compared to $156,000 in the third quarter of last year.

     Foreign currency exchange losses in the third quarter of this year were $36,000 compared to a gain of $53,000 in the same quarter last year, a difference of $89,000. Net interest expense was $12,000 compared to $17,000 in the third quarter of fiscal 2004.

     Income before income taxes of $333,000 increased by $176,000 compared to the third quarter of last year when pre-tax income was $157,000. Income taxes were 35% of pre-tax income in both periods. Net income was $216,000 compared to $103,000 in the same quarter last year, an increase of $113,000. Basic and fully diluted income per share was $.07 per share in the third quarter of the current year compared to $.03 per share in last year's third quarter.

Three months ended July 2, 2005

     The following table compares third quarter results by segment for the three months ended July 2, 2005 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

                       (in thousands of dollars)
                                                    % change due to:
                                                 -----------------------
                                                                  Volume/
                                 2005      2004   Total  Currency  other
                                -----     -----   -----  -------- -------
Sales:
  Controls - to external
    customers                  $8,005    $6,953     15%        1%    14%
-------------------------------------------------------------------------
  Capacitors- to external
    customers                     448       533    (16%)       2%   (18%)
  Capacitors - inter-segment       40        63    (37%)       2%   (39%)
-------------------------------------------------------------------------
  Capacitors - total              488       596    (18%)       2%   (20%)
-------------------------------------------------------------------------
  Total sales to external
    customers                   8,453     7,486     13%        1%    12%
-------------------------------------------------------------------------

Gross Profit:
  Controls                      2,913     2,707      8%        2%     6%
  Capacitors                      247       254     (3%)       0%    (3%)
-------------------------------------------------------------------------
  Total                         3,160     2,961      7%        2%     5%
-------------------------------------------------------------------------

Selling general and
  administrative expense:
    Controls                    2,486     2,499     (1%)       1%    (2%)
    Capacitors                    191       185      3%        1%     2%
    Unallocated corporate
      expense                     102       156    (35%)       0%   (35%)
-------------------------------------------------------------------------
  Total                         2,779     2,840     (2%)       1%    (3%)
-------------------------------------------------------------------------

Operating income:
  Controls                        427       208    105%       10%    95%
  Capacitors                       56        69    (19%)       0%   (19%)
  Unallocated corporate expense  (102)     (156)   (35%)       0%   (35%)
-------------------------------------------------------------------------
  Total                           381       121    215%       17%   198%
-------------------------------------------------------------------------

Other income and expense          (48)       36   (233%)    (233%)    0%
-------------------------------------------------------------------------
Income before income taxes        333       157    112%      (41%)  153%
Income taxes                     (117)      (54)   117%      (40%)  157%
-------------------------------------------------------------------------
Net Income                       $216      $103    110%      (41%)  151%
-------------------------------------------------------------------------

     Sales in the first nine months of fiscal 2005 were $24,089,000, compared to $21,225,000 in the same period last year, an increase of $2,864,000, or 13%. Foreign currency fluctuations accounted for an increase in reported sales of $715,000, or 3%, Volumes were 10% ahead last year. Volumes in the controller business were 13% better than in the same period last year, mainly due to strong performance in the aerial lift market. In the capacitor business sales to external customers decreased by $247,000 compared to the same period last year. Capacitor volumes decreased by $297,000, or 20%, compared to the first nine months of last year due to slow conditions in both the audio and railway signaling markets. Foreign currency fluctuations accounted for a $50,000 increase in reported sales of capacitors.

     Revenues in the US controller business increased by 24%. This was mainly due to increased demand in the aerial lift and mining markets. Controller volumes in foreign markets grew by 5%, mainly due to increased demand in the European aerial lift market, partially offset by lower demand in the fork lift truck market, particularly in the Far East.

     Gross profit was 37.9% of sales in this period compared to 40.3% in the comparable period in fiscal 2004. Gross profit increased by $573,000 compared to the first nine months of last year. The positive impact of higher volumes was partially offset by lower average margins in the US aerial lift market. Foreign currency fluctuations increased reported gross profit by $70,000. In the controller business gross profit increased by $660,000. This was partially offset by a decrease in capacitor business gross profit of $87,000, mainly due to lower volumes.

     Selling, research and administrative expenses were $8,442,000, an increase of $461,000, or 6%, compared to the same period last year. In the first nine months of the current year engineering and R&D expense decreased by $438,000 mainly due to lower engineering consulting expense, partially offset by additional internal resources as the new product range moves from the development to customer prototype phase. Sales and marketing expenses were $597,000 ahead of the first nine months of last year, mainly due to additional resource relating to new products. Foreign currency fluctuations increased reported operating expenses by $235,000, or 3%.

     Operating income for the nine months was $686,000, an increase of $112,000 compared to the same period last year. Foreign currency fluctuations resulted in a $165,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business increased by $379,000, or 53%. The main causes of this increase in operating income were higher volumes partially offset by increased selling general and administrative expenses. In the capacitor business segment operating income decreased by $127,000 to $36,000, mainly due to lower volumes.

     Foreign currency exchange losses were $20,000 compared to $50,000 for the prior year period. Net interest expense was $38,000, an increase of $15,000 compared to the same period in fiscal 2004.

     Income before income taxes was $628,000 compared to $501,000 in the same period last year, an increase of $127,000. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the nine month period was $408,000, an increase of $82,000 compared to the same period last year. Basic and fully diluted income per share was $.13 per share compared to $.10 per share in the first nine months of fiscal 2004.

Financial Condition

     The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the third quarter of fiscal 2005 was paid on July 14, 2005, and amounted to $95,000. Cash balances at the end of the third quarter of 2005 were $874,000 compared to $905,000 in September 2004, a decrease in cash of $31,000.

     In the first nine months of fiscal 2005 net income was $408,000, and operating activities generated $855,000 of cash. There was an increase of $171,000 in receivables due to higher volumes and foreign currency fluctuations, partially offset by faster collections. The number of days sales in receivables decreased in the first nine months of fiscal 2005 from 70 days to 67 days.

     Inventories decreased by $371,000 and prepaid expense and other current assets increased by $270,000. Accounts payable decreased by $468,000. Dividends paid in this period amounted to $284,000. Capital expenditures were $345,000 offset by depreciation of $503,000.

     The Company has no long-term debt and has overdraft facilities in the UK of approximately $1,947,000 and of $395,000 in France. The UK overdraft facilities are secured by all of the Company's assets in the UK and the French overdraft facilities are unsecured.

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

Foreign currency risk

     The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. In the first quarter of fiscal 2005 approximately 39% of the Company's sales were made in US Dollars, 25% were made in British Pounds and 36% were made in Euros. Over 90% of the Company's cost of sales was incurred in British Pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

     The following table provides information about the Company's foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of July 2, 2005. The information is provided in US Dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. The contracts mature at varying dates between July 2005 to December 2006.

-----------------------------------------------------------------------------
                                (in thousands, except average contract rates)
-----------------------------------------------------------------------------
                           Expected maturity or transaction date        Fair
                                          FY2005 FY2006    Total       Value
-----------------------------------------------------------------------------
On balance sheet financial
  instruments:

  In $US Functional Currency
    Accounts receivable in pounds          1,201      -    1,201       1,201
    Accounts receivable in euros           2,559      -    2,559       2,559

    Accounts payable in pounds             1,706      -    1,706       1,706
    Accounts payable in euros                244      -      244         244

Anticipated Transactions
  and related derivatives

In $US Functional Currency
Firmly committed sales contracts
  In pounds                                1,073      -    1,073           -
  In Euros                                   864      -      864           -

    Forward exchange agreements
      Sell Euros for British
       Pounds                                359      -      359         (4)*
      Average contractual exchange rate  EUR1.50-GBP1

      Sell US Dollars for British
       Pounds                              1,100  1,050    2,150        (56)*
      Average contractual exchange rate  USD1.82-GBP1

-----------------------------------------------------------------------------
Amount recorded as other
  comprehensive income                       $ 3    $ -      $ 3         $(3)
-----------------------------------------------------------------------------

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

     Because the difference between the spot and hedged foreign exchange rates at July 2, 2005 was approximately 2%, and amounted to $59,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

     The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at July 2, 2005 the risk arising from changes in interest rates was not material.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of July 2, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of July 2, 2005, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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


                                          TECH/OPS SEVCON, INC.



Date: August 15, 2005           By:         /s/ Paul A. McPartlin
                                         ---------------------
                                           Paul A. McPartlin
                                     Chief Financial Officer (Principal
                                  financial and chief accounting officer)


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

Date:  August 15, 2005                                 /s/ Matthew Boyle
                                                     ---------------------
                                                     Matthew Boyle
                                                     President and
                                                     Chief Executive Officer


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

Date:  August 15, 2005                                 /s/ Paul A. McPartlin
                                                     ---------------------
                                                     Paul A. McPartlin
                                                     Chief Financial and
                                                     Accounting Officer

                                                                EXHIBIT 32.1



                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350


     Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarter ended July 2, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 15, 2005                    /s/ Matthew Boyle
                                        -----------------------
                                        Matthew Boyle
                                        Chief Executive Officer



Dated: August 15, 2005                    /s/ Paul A. McPartlin
                                        -----------------------
                                        Paul A. McPartlin
                                        Chief Financial Officer