Form 10-K
period 2005-09-30
TECH OPS SEVCON INC
filed 2005-12-27
CIK 825411

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                     FORM 10-K
(Mark One)

[ ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

                           Commission File Number 1-9789

                              TECH/OPS SEVCON, INC.

               (Exact name of registrant as specified in its charter)

      Delaware                                            04-2985631
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ ] No [X]

As of April 2, 2005, 3,172,051 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was $15,010,000. As of December 14, 2005, 3,197,051 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 24, 2006 are incorporated by reference into Part III of this report.


INDEX

ITEM

PART I                                                                  PAGE
1.  BUSINESS
      General description                                                  3
      Marketing and sales                                                  3
      Patents                                                              3
      Backlog                                                              3
      Raw materials                                                        3
      Competition                                                          3
      Research and development                                             4
      Environmental regulations                                            4
      Employees and labor relations                                        4
2.    PROPERTIES                                                           4
3.    LEGAL PROCEEDINGS                                                    4
4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  4
      EXECUTIVE OFFICERS OF THE REGISTRANT                                 4

PART II
5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES                          4
6.    SELECTED FINANCIAL DATA                                              5
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                              5
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          12
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Consolidated Balance Sheets September 30, 2005 and 2004           13
        Consolidated Statements of Income for the Years ended
          September 30, 2005, 2004 and 2003                               14
        Consolidated Statements of Comprehensive Income for the Years
          ended September 30, 2005, 2004 and 2003                         14
        Consolidated Statements of Stockholders' Investment for the
          Years ended September 30, 2005, 2004 and 2003                   15
        Consolidated Statements of Cash Flows for the Years ended
          September 30, 2005, 2004 and 2003                               16
        Notes to Consolidated Financial Statements                        17
        Reports of Independent Registered Public Accounting Firms         29
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE                                              30
9A.   CONTROLS AND PROCEDURES                                             30

PART III
10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  30
11.   EXECUTIVE COMPENSATION                                              31
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      31
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      31
14.   PRINCIPAL ACCOUNTING FEES AND SERVICES                              31

PART IV
15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        Exhibits                                                          31
        Financial statements and schedules                                31
        Signatures of registrant and directors                            33
SCHEDULES
II    RESERVES                                                            36

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to "year" in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

- General Description

Tech/Ops Sevcon, Inc. ("Tech/Ops Sevcon" or the "Company"), is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France and South Korea the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 95% of the Company's revenues are derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 16% of sales in fiscal 2005 compared to 11% in fiscal 2004 and 10% in fiscal 2003.

In fiscal 2005 sales were $31,675,000, an increase of $2,525,000, or 9%, compared to the previous year. Foreign currency fluctuations, principally the strength of the Euro and the British Pound compared to the US Dollar, accounted for an increase of $640,000, or 2%, in reported sales. As a result, volumes grew by 7% compared to fiscal 2005. Most of the markets for the Company's products are cyclical and, although the aerial lift market has shown strong growth in fiscal 2005, performance in other markets has been generally poor with declines in the fork lift truck, airport ground support and capacitor markets. Research and development expense in fiscal 2005 was $3,499,000 compared to $3,952,000 in the prior year, a decrease of $453,000, or 11%. This decrease was mainly due to a change in emphasis in the Company's advanced new product development program, using the Company's own engineering resources in place of external consultants, to complete the development of a new range of AC controls. Operating income in fiscal 2005 was $999,000, compared to $972,000 in the previous year. Net income was $641,000, or $.20 per diluted share, compared to $611,000, or $.19 per diluted share, last year. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2005 performance.

- Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $12,893,000, $10,577,000 and $8,141,000, in fiscal years 2005, 2004 and 2003, respectively, which accounted for approximately 41%, 36% and 35%, respectively, of total sales. Approximately 59% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 86% of the Company's sales are direct to end customers, with 14% made to the Company's international dealer network. See Note 7 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers.

- Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

- Backlog

Tech/Ops Sevcon's backlog at September 30, 2005 was $4,957,000 compared to $3,601,000 at September 2004, and $2,682,000 at September 2003.

- Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. However, the Company relies on certain suppliers and subcontractors for all of its requirements for certain components, subassemblies, and finished products.

- Competition

The Company has global competitors which are divisions of larger public companies including Danaher's Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in U.S., Italy and Slovenia respectively that have international operations. In addition, some large fork lift truck manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for battery operated vehicles.

- Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditures amounted to $3,499,000 in 2005 compared to $3,952,000 in 2004 and $2,976,000 in 2003.
The decrease in research and development spending of $453,000, or 11%, in fiscal 2005 was principally due to lower consultancy costs on advanced new product development.

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

- Employees and labor relations

As of September 30, 2005, the Company employed 170 full-time employees, of whom 16 were in the United States, 140 were in the United Kingdom, 10 were in France, and 4 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 2 PROPERTIES

The US subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on leases expiring in 2068 and 2121 respectively. The French subsidiary leases 5,000 square feet of space near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Inchon City, near Seoul, under a lease due to expire in 2007. The Company also leases approximately 600 square feet of office space in Tokyo, Japan under a lease due to expire in 2007. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising in the ordinary course of business, but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer       Age     Position
---------------------------------------------------------------------------
Matthew Boyle          43     President & Chief Executive Officer
Paul A. McPartlin      60     Vice President, Treasurer & Chief Financial
                              Officer
---------------------------------------------------------------------------

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle has been President and Chief Executive Officer since 1997 and was Vice President and Chief Operating Officer of the Company from 1996 to 1997. Mr. McPartlin has been Vice President and Chief Financial Officer of the Company since 1990 and Treasurer since 2000.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company's Common Stock is shown below. At December 14, 2005, there were approximately 250 shareholders of record.

---------------------------------------------------------------------------
                         Quarter 1  Quarter 2  Quarter 3  Quarter 4    Year
---------------------------------------------------------------------------
2005 Quarters
Cash dividends per share    $  .03     $  .03     $  .03     $  .03  $  .12
---------------------------------------------------------------------------
Common stock price per
  share - High              $ 6.60     $ 7.15     $ 6.30     $ 6.10  $ 7.15
        - Low                 5.65       6.20       5.10       5.70    5.10
---------------------------------------------------------------------------
2004 Quarters
Cash dividends per share    $  .03     $  .03     $  .03     $  .03  $  .12
----------------------------------------------------------------------------
Common stock price per
  share - High              $ 6.28     $ 6.75     $ 6.70     $ 6.40  $ 6.75
        - Low                 5.05       5.40       5.75       5.80    5.05
----------------------------------------------------------------------------

ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last five years is set out below:

For the Years ended September 30        (in thousands except per share data)
----------------------------------------------------------------------------
                                    2005     2004     2003     2002     2001
----------------------------------------------------------------------------
Net sales                        $31,675  $29,150  $23,113  $21,872  $27,002
Operating income                     999      972      151       45    1,652
Net income                           641      611       83       57    1,101
Basic income per share           $   .21  $   .20  $   .03  $   .02  $   .35
Cash dividends per share         $   .12  $   .12  $   .12  $   .30  $   .72
Average shares outstanding         3,125    3,125    3,125    3,117    3,110
Stockholders' investment          10,589   10,464    9,648    9,453    9,959
Total assets                     $16,446  $16,608  $13,784  $13,521  $15,750
----------------------------------------------------------------------------

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the following new accounting pronouncements in fiscal 2005. See Note (1)P. to Consolidated Financial Statements for a more detailed description of these new accounting pronouncements.

Financial Accounting Standards Board (FASB) Staff Position 109-1,
"Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" - Currently the Company does not expect this to have a material impact on its effective tax rate.

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

SFAS#123R, "Share-Based Payment" - Adoption was planned for the fourth quarter of fiscal 2005 but, following a change announced by the SEC on April 15, 2005, adoption has been deferred to the start of fiscal 2006. The Company will adopt the modified prospective application transition method. Under this method the Company expects to incur expense relating to previously issued stock options of approximately $30,000 in fiscal 2006. CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Annual Report. While all these significant accounting policies impact its financial condition and results of operations, certain of these policies require management to use a significant degree of judgment and/or make estimates, consistently with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgments and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management's estimates and judgments.

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management's judgment about the customer's business. Ten customers account for approximately 59% of the Company's sales. At September 30, 2005 the allowance for bad debts amounted to $144,000, which represented 2% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company's inventory being customer specific. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2005 was $803,000, or 18% of the original cost of gross inventory. At September 30, 2004 the provision was $951,000, or 19% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results

Warranty Costs

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

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142. In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company's stock and an analysis of precedent transactions. These estimates require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods the conclusion was that the goodwill had not been impaired. Management updated the analysis in 2005 using similar methodologies and again concluded that the goodwill had not been impaired. If, in future periods, the Company's results of operations, cash flows or the market price of the Company's stock were to decrease significantly then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense relating to the pension plans which could have a material effect on the Company's results of operations. The Company's pension plans are significant relative to the size of the Company. Pension plan assets were $14,210,000 at September 30, 2005 and the total assets of the Company were $16,446,000. Although the plan assets are not included in the assets of the Company they are 86% of size of the Company's total assets. If, as a result of changes in assumptions, the accumulated benefit obligation of either of its US or UK plans were to exceed the fair value of assets of that plan, then an adjustment to record this additional liability and corresponding decrease in stockholders' equity would be necessary, which could have a material effect on the Company's financial position. At September 30, 2005 a decrease in the assumed discount rate of 0.25% would result in the Company recording a minimum liability of approximately $725,000 relating to its UK plan, but no additional liability would be recognized in the smaller US plan.

RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 12, the Company believes that the following represent the most significant risk factors for the Company:

Capital goods markets are cyclical

The Company's customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and are currently showing modest growth, but demand in these markets could decrease or customers could decide to purchase alternative products. In this event the Company's sales could decrease below its current break-even point and there is no certainty that the Company would be able to decrease overhead expenses to enable it to operate profitably.

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

A) Results of Operations

2005 compared to 2004

The following table compares results, for both the controls and capacitor segments, for fiscal 2005 with the prior year, showing separately the percentage variances due to currency and volume / other.

----------------------------------------------------------------------------
                                                        % change due to:
                                                                     Volume/
                                   2005     2004     Total  Currency   other
----------------------------------------------------------------------------
Sales
  Controls - to external
    customers                   $30,009  $27,101       11%        2%      9%
----------------------------------------------------------------------------
  Capacitors- to external
    customers                     1,666    2,049      -19%        2%    -21%
  Capacitors - inter-segment        199      218       -9%        2%    -11%
----------------------------------------------------------------------------
  Capacitors - total              1,865    2,267      -18%        2%    -20%
----------------------------------------------------------------------------
Total sales to external
  customers                      31,675   29,150        9%        2%      7%
----------------------------------------------------------------------------

Gross Profit
  Controls                       11,259   10,546        7%       -1%      8%
  Capacitors                        777      999      -22%        2%    -24%
----------------------------------------------------------------------------
Total                            12,036   11,545        4%       -1%      5%
----------------------------------------------------------------------------

Selling research and administrative expenses
  Controls                        9,916    9,572        4%        1%      3%
  Capacitors                        745      704        6%        2%      4%
  Unallocated corporate expense     376      297       27%        0%     27%
----------------------------------------------------------------------------
Total                            11,037   10,573        4%        2%      2%
----------------------------------------------------------------------------

Operating income
  Controls                        1,343      974       38%      -25%     63%
  Capacitors                         32      295      -89%        1%    -90%
  Unallocated corporate expense    (376)    (297)      27%        0%     27%
----------------------------------------------------------------------------
Total                               999      972        3%      -24%     27%
----------------------------------------------------------------------------

Other income and expense            (48)     (54)     -11%      -56%     45%
----------------------------------------------------------------------------

Income before income taxes          951      918        4%      -23%     27%
Income taxes                       (310)    (307)       1%      -22%     23%
----------------------------------------------------------------------------
Net Income                       $  641   $  611        5%      -23%     28%
----------------------------------------------------------------------------

In fiscal 2005 sales increased by $2,525,000, or 9%, to $31,675,000. Because these foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. The Dollar weakened compared to the British Pound in 2005 and the net effect of these changes in average foreign currency exchange rates was devaluation in the average exchange rate of the Dollar compared to the British pound of 3%. As a result, foreign currency fluctuations accounted for a 2% increase in reported sales, while volumes were 7% higher than the previous year.

In the controls business segment revenues were 11% higher than in fiscal 2004, including a 2% increase due to foreign currency fluctuations and a 9% increase in volumes shipped. In the United States controller business, sales were $12,893,000 compared to $10,577,000 in 2004, an increase of 22%. Sales volumes in the foreign controller businesses improved by 4% compared to last year. In the aerial lift market volumes were 45% ahead of the prior year and volumes also increased in the mining and other electric vehicle markets. Volumes in the fork lift truck and airport ground support markets declined compared to fiscal 2004.

In the capacitor business segment sales were down by $383,000, or 19%. Due to difficult market conditions, particularly in specialist audio and railway signaling markets for capacitors, volumes were down by 21% compared to last year, but were partially offset by positive foreign currency fluctuations.

Cost of sales was $19,639,000 compared to $17,605,000 in fiscal 2004, an increase of $2,034,000, or 12%. Approximately 80% of this cost of sales was denominated in British pounds. As a result foreign currency fluctuations increased cost of sales by $720,000, or 4%. The remaining 8% increase in cost of sales was mainly due to higher volumes. Sales mix was adverse, with volume gains concentrated in the lower than average margin aerial lift market and sales decreases in some of the more profitable market segments. Within each major market segment a year-to-year comparison revealed improved percentage margins.

Gross profit was $12,036,000, or 38.0% of sales, compared to $11,545,000, or 39.6% of sales in fiscal 2004. Foreign currency fluctuations adversely impacted the gross profit percentage by 0.5% with adverse sales mix the main cause of the remaining 1.1% decrease in the gross profit percentage. This was offset slightly by the positive margin impact of a refined calculation of overheads in inventory in connection with the implementation of a new ERP computer system. In the controls segment gross profit of $11,259,000 was 7% ahead of last year, and after adjusting for currency fluctuations increased by 8% compared to an increase in volumes of 9%. In the capacitor segment gross profit was $777,000, a decrease of $222,000, or 22% compared to fiscal 2004. Capacitor business gross profit was 41.7% of sales in fiscal 2005 compared to 44.1% of sales in the prior year. Lower volumes, foreign exchange fluctuations and sales mix all contributed to decrease the capacitor segment gross profit percentage.

Selling, research and administrative expenses (operating expenses) were $11,037,000, an increase of $464,000, or 4%, compared to fiscal 2004. Foreign currency fluctuations increased reported operating expenses by $210,000, or 2%. Excluding the currency impact operating expenses increased by $254,000. In fiscal 2005 the Company reduced its spending on engineering consultancy by $915,000, as development of advanced new products was completed and these products moved into the testing and customer prototyping phases. To support these new product activities internal engineering resources were increased resulting in higher spending on in-house engineering of $379,000, excluding the impact of currency fluctuations. Spending on sales and marketing resources in fiscal 2005, mainly to support the introduction of these new products, increased by $450,000, before the impact of currency fluctuations. Included in administrative expense was a charge of $87,000 relating to restricted stock granted to employees and directors in fiscal 2005. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses      (in thousands of dollars)
----------------------------------------------------------------------------
Reported expense in fiscal 2005                                    $ 11,037
Reported expense in fiscal 2004                                      10,573
----------------------------------------------------------------------------
Increase in expense                                                     464
----------------------------------------------------------------------------
Increase (decrease) due to:
   Effect of exchange rate changes                                      210
   Lower engineering consultancy costs in fiscal 2005,
     net of currency effect                                            (915)
   Additional internal engineering expense, net of currency effect      379
   Additional sales and marketing expense, net of currency effect       450
   Charge for restricted stock grants in fiscal 2005                     87
   Other increases in operating expense - net,                          253
----------------------------------------------------------------------------
Total increase in selling research and administrative
  expenses in fiscal 2005                                               464
----------------------------------------------------------------------------

Operating income was $999,000 compared to $972,000 in fiscal 2004, an increase of $27,000. Foreign currency fluctuations adversely impacted operating income by $240,000 in fiscal 2005. Excluding the currency effect, operating income increased by 27% compared to fiscal 2004. In the controller business, and excluding the currency impact, operating income was 63% ahead of fiscal 2004. Capacitor business operating income declined from $295,000 to $32,000, mainly due to a 20% decrease in volumes.

Other expense was $48,000 in fiscal 2005 compared to $54,000 in the previous year. Interest expense increased by $27,000 to $56,000 and there was a foreign currency gain of $4,000 compared to a foreign currency loss of $26,000 in 2004.

Income before income taxes was $ 951,000 compared to $918,000 in 2004. Foreign currency fluctuations adversely impacted pre tax income by $240,000 in fiscal 2005. Before the effect of currency fluctuations pre-tax income was 26% ahead of the prior year. Income taxes were 32.6% of pre-tax income compared to 33.4% in fiscal 2004. The lower average tax rate was mainly due to a reduction in the corporate tax rate in France. Net income was $641,000, an increase of $30,000 compared to last year. Basic income per share was $.21 per share and diluted income per share was $.20 per share. Both basic and diluted income per share were $.01 per share ahead of fiscal 2004.

2004 compared to 2003

The following table compares results for fiscal 2004 with the prior year showing separately the percentage variances due to currency and volume / other. The results are shown for both the controls and capacitor business segments.

----------------------------------------------------------------------------
                                                        % change due to:
                                                                     Volume/
                                   2004     2003     Total  Currency   other
----------------------------------------------------------------------------
Sales
  Controls - to external
    customers                   $27,101  $20,730       31%        9%     22%
----------------------------------------------------------------------------
  Capacitors- to external
    customers                     2,049    2,383      -14%       10%    -24%
  Capacitors - inter-segment        218      326      -33%        7%    -40%
----------------------------------------------------------------------------
  Capacitors - total              2,267    2,709      -16%       10%    -26%
----------------------------------------------------------------------------
  Total sales to external
    customers                    29,150   23,113       26%        9%     17%
----------------------------------------------------------------------------

Gross Profit
  Controls                       10,546    7,510       40%        3%     37%
  Capacitors                        999    1,295      -23%        8%    -31%
----------------------------------------------------------------------------
Total                            11,545    8,805       31%        4%     27%
----------------------------------------------------------------------------

Selling research and administrative expenses
  Controls                        9,572    7,563       27%        9%     18%
  Capacitors                        704      819      -14%        8%    -22%
  Unallocated corporate expense     297      272        9%        0%      9%
----------------------------------------------------------------------------
Total                            10,573    8,654       22%        8%     14%
----------------------------------------------------------------------------

Operating income
  Controls                          974      (53)      1938%   -830%   2768%
  Capacitors                        295      476        -38%      8%    -46%
  Unallocated corporate expense    (297)    (272)         9%      0%      9%
----------------------------------------------------------------------------
Total                               972      151        544%   -265%    809%
----------------------------------------------------------------------------

Other income and expense            (54)     (23)       135%    248%   -113%
----------------------------------------------------------------------------

Income before income taxes          918      128        617%   -357%    974%
Income taxes                       (307)     (45)       582%   -337%    919%
----------------------------------------------------------------------------
Net Income                      $   611  $    83        636%   -368%   1004%
----------------------------------------------------------------------------

In fiscal 2004, sales were $29,150,000 compared to $23,113,000 in 2003, an increase of 26%. Revenues in the United States were $10,577,000, a volume increase of $2,436,000, or 30%, compared to $8,141,000 in fiscal 2003. In Europe and the Far East revenues of $18,573,000 were $3,601,000, or 24%, higher than the revenues of $14,972,000 reported in the prior fiscal year. Because these foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. The Dollar weakened compared to both the Euro and the British Pound in 2004 and the net effect of these changes in average foreign currency exchange rates was a devaluation of the Dollar of 12%. Fiscal 2004 sales increased by $2,027,000, or 9%, due to the impact of exchange rates on reported sales in foreign currencies. Therefore, shipment volumes in foreign markets were ahead of fiscal 2003 by $1,574,000, or 11%. On a global basis volumes were $4,010,000, or 17%, higher than in the prior fiscal year.

In the controls business segment sales were $27,101,000, compared to $20,730,000 the prior fiscal year, an increase in reported revenues of $6,371,000, or 31%. Foreign currency changes increased reported controls segment revenues by $1,791,000, or 9%. Therefore, shipment volumes in the controls business segment increased by $4,580,000, or 22%. In the fork lift truck market, the largest end user market for the controls business, sales volumes decreased by 6% compared to the prior fiscal year mainly due to business decreases in the United States. Aerial lift volumes grew by 125% compared to the prior year with new business gains in the USA, the Far East and Europe. Volumes in the airport ground support market were ahead by 61%, with this market showing some recovery from the depressed conditions of the previous two years. Sales into the mining equipment end user market in the United States grew by 41% due to increased demand for coal. Sales into other electric vehicle markets, such as burden carriers, neighborhood electric vehicles and sweepers, increased by 26% compared to fiscal 2003.

In the capacitor business segment sales were $2,049,000 compared to $2,383,000 in the prior fiscal year, a decrease of $334,000, or 14%. The change in the exchange rate of the British Pound compared to the US Dollar increased sales measured in Dollars by $236,000, or 10%, compared to the prior fiscal year, therefore capacitor shipment volumes were down by $570,000, or 24%. This decrease in volumes was due to both a change in raw material technology resulting in lower selling prices and decreased demand in both the railway signaling and professional high-end audio equipment end markets.

Cost of sales was $17,605,000, compared to $14,308,000 in fiscal 2003 an increase of $3,297,000 compared to the prior fiscal year. The 23% increase in cost of sales was mainly due to higher volumes and foreign currency fluctuations and compares to an increase in sales of $6,037,000, or 26%. Gross profit in fiscal 2004 was $11,545,000, or 39.6% of sales, compared to $8,805,000, or 38.1%, in the previous year. Foreign currency fluctuations increased reported gross profit by $310,000 compared to the prior year. Excluding the effects of foreign currency changes, gross profit increased by $2,430,000 and gross profit before currency changes was 38.5% of sales, an increase of 1.5% compared to fiscal 2003 due to both increased volumes and manufacturing unit cost efficiencies.

Selling, research and administrative expenses (operating expenses) were $10,573,000 compared to $8,654,000 the prior fiscal year, an increase of $1,919,000, or 22%. Foreign currency fluctuations resulted in an increase in reported operating expenses of $721,000, or 8%. Adjusting for the effects of foreign currencies operating expenses increased by $1,198,000, or 14%. In fiscal 2004 the Company incurred consultancy costs of $1,179,000 related to accelerated new product engineering, which compares to $915,000 in the prior year. In the third quarter of fiscal 2004 the major portion of this consultancy work was completed. During fiscal 2004 the Company increased its internal engineering resources to support both increased levels of sales in 2004 and the introduction of advanced new products. In the second half of fiscal 2004 the Company strengthened its sales and marketing activities with the appointment of a new manager of worldwide sales and marketing for the controls business, in preparation for the launch of the advanced new product range. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses      (in thousands of dollars)
----------------------------------------------------------------------------
Reported expense in fiscal 2004                                    $ 10,573
Reported expense in fiscal 2003                                       8,654
----------------------------------------------------------------------------
Increase in expense                                                   1,919
----------------------------------------------------------------------------
Increase (decrease) due to:
   Effect of exchange rate changes                                      721
   Additional engineering consultancy costs in fiscal 2004,
     net of currency effect                                             139
   Additional internal engineering expense, net of currency effect      487
   Additional sales and marketing expense, net of currency effect       370
   Other increases in operating expense - net,                          202
----------------------------------------------------------------------------
Total increase in selling research and administrative
  expenses in fiscal 2004                                             1,919
----------------------------------------------------------------------------

Operating income in fiscal 2004 was $972,000 compared to $151,000 in fiscal 2003, an increase of $821,000. Foreign currency changes resulted in a $411,000 decrease in operating income; therefore there was a year-to-year improvement in operating income of $1,232,000 before the impact of currencies. This improvement in operating income before the currency impact was mainly due to a 17% increase in shipment volumes and improved gross profit percentage, partly offset by higher operating expenses.

Interest expense in fiscal 2004 was $29,000 compared to $57,000 in the prior year, due to decreased short-term borrowing in Europe. Interest income was $1,000 compared to $2,000 in the prior year, due to lower cash balances. Other expense, mainly due to foreign currency losses, was $26,000 compared to other income of $32,000 in fiscal 2003.

Income before income taxes was $918,000 in fiscal 2004, an increase of $790,000 compared to the previous year. Income taxes were 33.4% of pre-tax income in fiscal 2004 compared to 35.2% in fiscal 2003. The lower tax rate was due to most of the income in fiscal 2004 arising in Europe, where average tax rates are lower. Net income in fiscal 2004 was $611,000, compared to $83,000 in the prior fiscal year. In fiscal 2004 basic net income per share was $.20 and diluted net income per share was $.19, a significant improvement compared to the prior fiscal year, when both basic and diluted net income per share were $.03.

B) Liquidity and Capital Resources

The Company's cash flow from operating activities for fiscal 2005 was $1,324,000 compared to $1,071,000 in the prior fiscal year. Acquisitions of property, plant and equipment amounted to $571,000 compared to $628,000 in fiscal 2004. Quarterly dividend payments were at the rate of $.03 per share throughout both fiscal 2005 and 2004. In fiscal 2005 dividend payments amounted to $379,000 per year compared to $375,000 in 2004. Exchange rate changes decreased cash by $149,000 in fiscal 2005 compared to an increase of $313,000 last year. In fiscal 2005 cash balances increased by $225,000, compared to an increase of $381,000 in 2004. The main changes in operating assets and liabilities in fiscal 2005, which increased by $58,000, were a decrease in inventories of $306,000, offset by lower accounts payable of $401,000. Accounts receivable increased by 1%, or $84,000, based a 9% increase in revenues. Accrued compensation and expenses decreased by $144,000 and accrued income taxes were $2,000 below last year.

The Company has no long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $1,946,000 and in France of $121,000. These facilities were unused at September 30, 2005 and September 30, 2004. The UK overdraft facilities are secured by all of the Company's assets in the UK and are due for renewal in September 2006 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2006 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 30, 2005 the Company's cash balances were $1,130,000 and there was no short-term or long-term debt. The Company has, since January 1990, maintained a program of regular cash dividends. The dividends amounted to $95,000 per quarter in fiscal 2005. In the opinion of management, the Company's requirements for working capital to meet future business growth can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. The Company's capital expenditures are not expected, on average over a two to three year period, to exceed the depreciation charge which over the last three fiscal years averaged $622,000. There were no significant capital expenditure commitments at September 30, 2005. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.

C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

D) Contractual Obligations

Set out below are the Company's contractual obligations at September 30,
2005:
                                                  (in thousands of dollars)
--------------------------------------------------------------------------
                                     Less than   1 - 3   3 - 5   More than
                             Total    1 year     years   years    5 years
--------------------------------------------------------------------------
Long-term debt obligations  $    -    $    -    $    - $     -     $    -
Capital lease obligations        -         -         -       -          -
Operating lease obligations  2,654       207       399     390      1,658
Purchase Obligations         2,584     2,584         -       -          -
Other long term liabilities      -         -         -       -          -
--------------------------------------------------------------------------
Total                       $5,238    $2,791    $  399  $  390     $1,658
--------------------------------------------------------------------------

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are sensitive to a number of market factors any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Notes
(1)J and (5) to the Company's Consolidated Financial Statements included under Item 8 and other risks are described under the caption Risk Factors in
Item 7 above.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In fiscal 2005 approximately 41% of the Company's sales were made in US Dollars, 24% were made in British Pounds and 35% were made in Euros. The majority of the Company's products are assembled in the United Kingdom and approximately 80% of the Company's cost of sales was incurred in British Pounds. This resulted in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is subject to fluctuations in foreign currency exchange rates.

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

Because the difference between the spot and hedged foreign exchange rates at September 30, 2005 was 2%, and amounted to $21,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company's investments at September 30, 2005 the risk arising from changes in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2005 and 2004  (in thousands of dollars except per share data)
----------------------------------------------------------------------------
ASSETS                                                        2005     2004
----------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                               $ 1,130  $   905
   Receivables, net of allowances for doubtful
     accounts of $144 in 2005 and $192 in 2004               6,193    6,109
   Inventories                                               3,737    4,043
   Prepaid expenses and other current assets                   915      931
----------------------------------------------------------------------------
Total current assets                                        11,975   11,988
----------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land and improvements                                        25       25
   Buildings and improvements                                2,139    2,186
   Equipment                                                 7,429    7,059
----------------------------------------------------------------------------
                                                             9,593    9,270
      Less: accumulated depreciation and amortization        6,557    6,085
----------------------------------------------------------------------------
Net property, plant and equipment                            3,036    3,185
----------------------------------------------------------------------------
Goodwill                                                     1,435    1,435
----------------------------------------------------------------------------
Total assets                                               $16,446  $16,608
----------------------------------------------------------------------------

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                        $ 2,599  $ 3,001
   Dividend payable                                             95       94
   Accrued expenses                                          2,685    2,541
   Accrued and deferred taxes on income                        445      447
----------------------------------------------------------------------------
Total current liabilities                                    5,824    6,083
----------------------------------------------------------------------------
Deferred taxes on income                                        33       61
----------------------------------------------------------------------------
Commitments and contingencies (note 5)
----------------------------------------------------------------------------

Stockholders' investment
   Preferred stock, par value $.10 per share -
      authorized - 1,000,000 shares; outstanding - none          -        -
   Common stock, par value $.10 per share -
      authorized - 8,000,000 shares; outstanding
      3,172,051 shares in 2005 and 3,125,051 shares in 2004    317      313
   Premium paid in on common stock                           4,310    4,047
   Retained earnings                                         6,394    6,133
   Unearned compensation on restricted stock                  (180)       -
   Cumulative other comprehensive loss                        (252)     (29)
----------------------------------------------------------------------------
Total stockholders' investment                              10,589   10,464
----------------------------------------------------------------------------
Total liabilities and stockholders' investment             $16,446  $16,608
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2005, 2004 and 2003
                                        (in thousands except per share data)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Net sales                                       $31,675   $29,150   $23,113
----------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                 19,639    17,605    14,308
   Selling, research and administrative          11,037    10,573     8,654
----------------------------------------------------------------------------
                                                 30,676    28,178    22,962
----------------------------------------------------------------------------
Operating income                                    999       972       151
Interest expense                                    (56)      (29)      (57)
Interest income                                       4         1         2
Foreign currency gain or (loss)                       4       (26)       32
----------------------------------------------------------------------------
Income before income taxes                          951       918       128
Income taxes                                       (310)     (307)      (45)
----------------------------------------------------------------------------
Net income                                      $   641   $   611   $    83
----------------------------------------------------------------------------
Basic income per share                          $   .21   $   .20   $   .03
----------------------------------------------------------------------------
Diluted income per share                        $   .20   $   .19   $   .03
----------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2005, 2004 and 2003
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Net income                                      $   641   $   611   $    83
Foreign currency translation adjustment            (208)      574       481
Changes in fair market value of cash flow hedges    (15)        6         6
----------------------------------------------------------------------------
Comprehensive income                            $   418   $ 1,191   $   570
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2005, 2004 and 2003
                             (in thousands of dollars except per share data)
                                                     Cumulative
                        Premium             Unearned      other
                           paid             compensa-   compre-      Total
                          in on               tion on   hensive     stock-
                 Common  common  Retained  restricted    income   holders'
                  stock   stock  earnings       stock    (loss) investment
---------------------------------------------------------------------------
Balance September
  30, 2002        $ 313  $4,047    $6,189           -  $(1,096)      $9,453
Net income            -       -        83           -        -           83
Dividends ($.12
  per share)          -       -      (375)          -       -          (375)
Currency trans-
  lation adjustment   -       -         -           -      481          481
Change in fair
  market value of
  cash flow hedge     -       -         -           -        6            6
----------------------------------------------------------------------------
Balance September
  30, 2003          313   4,047     5,897           -     (609)       9,648
Net income            -       -       611           -        -          611
Dividends ($.12
  per share)          -       -      (375)          -        -         (375)
Currency trans-
  lation adjustment   -       -         -           -      574          574
Change in fair
  market value of
  cash flow hedge     -       -         -           -        6            6
----------------------------------------------------------------------------
Balance September
  30, 2004          313   4,047     6,133           -      (29)      10,464
Net income            -       -       641           -        -          641
Dividends ($.12
  per share)          -       -      (380)          -        -         (380)
Currency trans-
  lation adjustment   -       -         -           -     (208)        (208)
Change in fair
  market value of
  cash flow hedge     -       -         -           -      (15)         (15)
Issuance of re-
  stricted stock      4     263         -        (267)       -            -
Restricted stock
  expense             -       -         -          87        -           87
----------------------------------------------------------------------------
Balance September
30, 2005           $317  $4,310    $6,394      $ (180)   $(252)     $10,589
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2005, 2004 and 2003
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Cash flow from operating activities:
Net income                                      $   641   $   611   $    83
Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation and amortization                    661       630       575
   Stock-based compensation                          87         -         -
   Deferred tax benefit                              (6)      (41)     (201)
   Increase (decrease) in cash resulting from
     changes in operating assets and liabilities:
      Receivables                                   (84)   (1,971)     (150)
      Inventories                                   306       (44)      138
      Prepaid expenses and other current assets     (21)     (138)      (32)
      Accounts payable                             (401)    1,511        84
      Accrued expenses                              144       218       (42)
      Accrued and deferred taxes on income           (2)      295        (8)
----------------------------------------------------------------------------
Net cash generated from operating activities      1,324     1,071       447
----------------------------------------------------------------------------
Cash flow used by investing activities:
   Acquisition of property, plant and equipment    (571)     (628)     (564)
----------------------------------------------------------------------------
Net cash used by investing activities              (571)     (628)     (564)
----------------------------------------------------------------------------
Cash flow used by financing activities:
   Dividends paid                                  (379)     (375)     (375)
----------------------------------------------------------------------------
   Net cash used by financing activities           (379)     (375)     (375)
----------------------------------------------------------------------------
Effect of exchange rate changes on cash            (149)      313       321
----------------------------------------------------------------------------
Net increase (decrease) in cash                     225       381      (171)
Beginning balance - cash and cash equivalents       905       524       695
----------------------------------------------------------------------------
Ending balance - cash and cash equivalents      $ 1,130   $   905   $   524
----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                   $   354   $    44   $   237
   Cash paid for interest                       $    56   $    29   $    57
----------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
   Dividend declared                            $    95   $    94   $    94
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

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company's only post shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                             2005      2004
----------------------------------------------------------------------------
Warranty reserves at beginning of year                    $   386   $   404
Decrease in beginning balance for warranty
  obligations settled during the year                        (338)     (331)
Other changes to pre-existing warranties                        5         6
Net increase in warranty reserves for products
  sold during the year                                        311       307
----------------------------------------------------------------------------
Warranty reserves at end of year                          $   364   $   386
----------------------------------------------------------------------------

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,499,000 in 2005, $3,952,000 in 2004 and $2,976,000 in 2003. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 11.0% of sales in 2005 compared to 13.6% in 2004 and 12.9% in 2003. Research and development expense in fiscal 2005 decreased by $453,000, or 11% compared to last fiscal year. This reduction was mainly due to lower engineering consultancy costs, as our advanced new product developments moved into their production phase. The decrease in engineering consultancy costs in fiscal 2005 was partly offset by the recruitment of additional internal engineers and by foreign currency fluctuations.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

Statement of Financial Accounting Standards Board ("SFAS") # 123 "Accounting for Stock-Based Compensation" as amended by SFAS #148 "Accounting for Stock-Based Compensation - Transition and Disclosure" and to be replaced by SFAS # 123R "Share-Based Payment" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation costs using the method of accounting prescribed by Accounting Principles Board ("APB") #25 "Accounting for Stock Issued to Employees". Until SFAS # 123R becomes effective at the beginning of fiscal 2006 the Company will continue to account for its stock-based compensation plans under APB #25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS #123R, the Company's net income and earnings per share would have equaled the following pro forma amounts:

                             (in thousands of dollars except per share data)
----------------------------------------------------------------------------
                                                  2005      2004      2003
----------------------------------------------------------------------------
  Net income - As reported                     $   641   $   611   $    83
  Pro-forma effect of expensing stock
    options (net of tax)                       $   (52)  $   (66)  $   (66)
----------------------------------------------------------------------------
  Net income - Pro forma                       $   589   $   545   $    17
----------------------------------------------------------------------------
  Basic net income per share - As reported    $    .21   $   .20   $   .03
  Basic net income per share - Pro forma      $    .19   $   .17   $   .01

  Diluted net income per share - As reported  $    .20   $   .19   $   .03
  Diluted net income per share - Pro forma    $    .19   $   .17   $   .01
----------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

----------------------------------------------------------------------------
                                                 2005       2004      2003
----------------------------------------------------------------------------
  Risk-free interest rate                         N/A        N/A      3.0%
  Expected dividend yield                         N/A        N/A      2.7%
  Expected life (years)                           N/A        N/A         7
  Expected volatility of                          N/A        N/A       47%
----------------------------------------------------------------------------

There were no option grants in either fiscal 2005 or 2004.

In November 2004 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. In January 2005 the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2006 annual meeting, provided that the grantee remains a director of the Company, or as determined by the Compensation Committee. Details of these restricted stock grants are contained in Note 3, Stock Based Compensation Plans, on page 22.

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

The stock-based compensation expense in the last three fiscal years was as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                  2005      2004      2003
----------------------------------------------------------------------------
  Stock option expense under SFAS # 123 *      $     -   $     -   $     -
  Restricted stock grants:
    Employees                                  $    30   $     -   $     -
        Non-employee directors                 $    57   $     -   $     -
----------------------------------------------------------------------------
  Total stock based compensation expense       $    87   $     -   $     -
----------------------------------------------------------------------------

* The pro-forma effect of expensing stock options (net of tax) accounted for under APB # 25 was $52,000 in 2005, $66,000 in 2004 and $66,000 in 2003.

F. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns.

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company's reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer's business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2005 was $803,000, or 18% of the original cost of gross inventory. At September 30, 2004 the provision was $951,000, or 19% of gross inventory. Inventories were comprised of:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                            2005      2004
----------------------------------------------------------------------------
    Raw materials                                        $ 1,596   $ 2,076
    Work-in-process                                          174       177
    Finished goods                                         1,967     1,790
----------------------------------------------------------------------------
                                                         $ 3,737   $ 4,043
----------------------------------------------------------------------------

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

J. Derivative instruments and hedging

The Company accounts for derivative instruments and hedging under SFAS #133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The Company sells to customers throughout the industrialized world. The majority of the Company's products are manufactured in the United Kingdom. Approximately 41% of the Company's sales are made in US Dollars, 24% are made in British Pounds and 35% are made in Euros. Over 80% of the Company's cost of sales is incurred in British Pounds. This results in the Company's sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2005, the Company had effectively hedged approximately 8% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2005 and 2004. The information is provided in US Dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:

                               (in thousands, except average contract rates)
----------------------------------------------------------------------------
                                   2005                     2004
----------------------------------------------------------------------------
                           Notional  Average        Notional  Average
                           Amount    Contract Rate  Amount    Contract Rate
----------------------------------------------------------------------------
Sell Euros (EUR) for
  British Pounds (GBP)     $     -            -     $1,984    EUR1.47 = GBP1
Sell US Dollars for
  British Pounds           $ 1,050   $1.80 = GBP1   $2,450    $  1.75 = GBP1
----------------------------------------------------------------------------
Total                      $ 1,050                  $4,434
----------------------------------------------------------------------------
Estimated fair value *     $   (21)                 $   62
----------------------------------------------------------------------------
Amount recorded as other
  comprehensive income     $     -                  $    6
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

L. Earnings per share

Basic and diluted net income per common share for the three years ended September 30, 2005 are calculated as follows:

                                        (in thousands except per share data)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
  Net income                                    $   641   $   611   $    83
  Weighted average shares outstanding             3,125     3,125     3,125
  Basic income per share                        $   .21   $   .20   $   .03
----------------------------------------------------------------------------
  Common stock equivalents                           27        22         4
  Average common and common equivalent
    shares outstanding                            3,152     3,147     3,129
  Diluted income per share                      $   .20   $   .19   $   .03
----------------------------------------------------------------------------

For the years ended 2005, 2004 and 2003 respectively, approximately 105,000, 106,000 and 116,000 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

M. Use of estimates in the preparation of financial statements

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates and assumptions made by management include bad debt, inventory and warranty reserves, goodwill impairment assessment, pension plan assumptions and income tax assumptions. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2005, approximates fair value due to the short-term nature of these instruments.

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

In accordance with SFAS #142 "Goodwill and Other Intangible Assets" the Company performs an annual assessment of goodwill impairment and has determined that goodwill has not been impaired.

P. New Accounting Pronouncements

In October 2004, the President signed into law the American Jobs Creation Act (the Act). The Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company's domestic, or U.S., production activities may qualify for the deduction. Based on the effective date of the Act, the Company would be eligible for this deduction in the first quarter of fiscal 2006. Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1, which was effective upon issuance, states that the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109. The Company has not yet quantified the benefit that may be realized from this provision of the Act.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)#123R, "Share-Based Payment". This Statement, when effective, will replace SFAS #123, "Accounting for Stock based Compensation" and supersede APB #25, "Accounting for Stock Issued to Employees". This Statement establishes fair value on the grant date as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005.

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

The company issued 47,000 shares of restricted stock to employees and directors in fiscal 2005.

(3) STOCK-BASED COMPENSATION PLANS

Under the Company's 1996 Equity Incentive Plan there were 100,000 shares reserved and available for grant at September 30, 2005. No options were granted or exercised in fiscal 2005 or 2004. In fiscal 2003 options for 77,000 shares were granted to employees and options for 5,000 shares were granted to a new director. Options for a total of 25,000 shares granted to 5 directors in 1998 are also outstanding.

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

Option transactions under the plans for the three years ended September 30, 2005 were as follows:

----------------------------------------------------------------------------
                                                           Weighted average
                                     Shares under option    exercise price
----------------------------------------------------------------------------
Outstanding at September 30, 2002           114,500           $ 12.79
Granted in 2003                              82,000           $  4.47
Cancelled in 2003                            (3,500)          $ 10.91
----------------------------------------------------------------------------
Outstanding at September 30, 2003           193,000           $  9.29
Cancelled in 2004                            (5,000)          $  4.37
----------------------------------------------------------------------------
Outstanding at September 30, 2004           188,000           $  9.42
Cancelled in 2005                            (6,000)          $ 14.48
----------------------------------------------------------------------------
Outstanding at September 30, 2005           182,000           $  9.26
----------------------------------------------------------------------------
Exercisable at September 30, 2005           100,500           $ 10.73
----------------------------------------------------------------------------

Details of options outstanding at September 30, 2005 were as follows:

----------------------------------------------------------------------------
                                  Shares             Weighted average
Price range                    under option     remaining contractual life
----------------------------------------------------------------------------
$ 4.37 - $ 6.56                   77,000                 8 years
$ 6.57 - $ 9.85                   10,000                 6 years
$ 9.86 - $14.79                   75,000                 3 years
$14.80 - $22.20                   20,000                 2 years
----------------------------------------------------------------------------
                                 182,000                 4 years
----------------------------------------------------------------------------

In November 2004 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $182,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $182,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for employee restricted stock grants in fiscal 2005 was $30,000 and the subsequent charge will be approximately $36,000 per year.

In January 2005 the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2006 annual meeting, provided that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $85,000 based on the fair market value of the stock on date of issue. Due to the short-term vesting period no forfeitures have been estimated. This amount was credited to common stock and paid in surplus and the $85,000 was recorded as "Unearned compensation on restricted stock", a deduction from stockholders equity. The unearned compensation is being charged to income on a straight line basis over the one year period during which the forfeiture conditions lapse. The charge to income for non-employee directors' restricted stock grants in fiscal 2005 was $57,000 and there will be a further charge to income in fiscal 2006 of $28,000.

During the restriction period, five years for employees and one year for non-employee directors, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. For the purposes of calculating average issued shares for earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the three years ended September 30, 2005 were as follows:

                                                    (in thousands of shares)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Beginning Balance                                     -         -         -
Granted to employees - 5 year vesting                35         -         -
Granted to non-employee directors - 1 year vesting   12         -         -
---------------------------------------------------------------------------
Ending Balance                                       47         -         -
---------------------------------------------------------------------------
Weighted-average fair value for shares granted
  during the year                                $ 5.68     $   -     $   -
---------------------------------------------------------------------------

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                  2005      2004      2003
----------------------------------------------------------------------------
    Domestic                                    $    1    $    5     $(497)
    Foreign                                        950       913       625
----------------------------------------------------------------------------
                                                $  951    $  918    $  128
----------------------------------------------------------------------------

The components of the provision / (benefit) for income taxes for the years ended September 30, 2005, 2004 and 2003 are as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                         2005
----------------------------------------------------------------------------
                                           Current      Deferred      Total
    Federal                                $    24       $  (32)    $   (8)
    State                                        7            8         15
    Foreign                                    338          (35)       303
----------------------------------------------------------------------------
                                           $   369       $  (59)    $  310
----------------------------------------------------------------------------
                                                         2004
----------------------------------------------------------------------------
                                           Current      Deferred      Total
    Federal                                $    26       $  (25)    $    1
    State                                       21           (5)        16
    Foreign                                    299           (9)       290
----------------------------------------------------------------------------
                                           $   346       $  (39)    $  307
----------------------------------------------------------------------------
                                                         2003
----------------------------------------------------------------------------
                                           Current      Deferred      Total
    Federal                                $     -       $ (151)    $  (151)
    State                                        5          (31)        (26)
    Foreign                                    241          (19)        222
----------------------------------------------------------------------------
                                           $   246       $ (201)    $    45
----------------------------------------------------------------------------

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Statutory Federal income tax rate                   34%       34%       34%
Computed tax provision at statutory rate         $  323    $  312    $   44
Increases (decreases) resulting from:
   Foreign tax rate differentials                   (20)      (28)      (23)
   State taxes net of federal tax benefit            (7)        1       (17)
   Change in deferred tax valuation allowance         7       (15)        -
   Foreign tax credits and other                      7        37        41
----------------------------------------------------------------------------
Income tax provision in the Statement of Income  $  310    $  307    $   45
----------------------------------------------------------------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2005 and 2004 are as follows:
                                                  (in thousands of dollars)
----------------------------------------------------------------------------
                                                          2005
----------------------------------------------------------------------------
                                         Domestic      Foreign      Foreign
                                          current      current    long-term
----------------------------------------------------------------------------
Assets:
   Pension accruals (prepaid)             $   274      $    22      $     -
   Inventory basis differences                 49           30            -
   Warranty reserves                           42            -            -
   Foreign tax credit carry forwards          150            -            -
   Other (net)                                126            1            -
----------------------------------------------------------------------------
                                              641           53            -
Liabilities:
   Property basis differences                   -            -          (33)
----------------------------------------------------------------------------
Net asset (liability)                         641           53          (33)
Valuation allowance                          (131)           -            -
----------------------------------------------------------------------------
Net deferred tax asset (liability)        $   510      $    53      $   (33)
----------------------------------------------------------------------------
                                                          2004
----------------------------------------------------------------------------
                                         Domestic      Foreign      Foreign
                                          current      current    long-term
----------------------------------------------------------------------------
Assets:
   Pension accruals (prepaid)             $   252      $   (8)      $     -
   Inventory basis differences                105          31             -
   Warranty reserves                           47           -             -
   Foreign tax credit carry forwards          181           -             -
   Other (net)                                103          29             -
----------------------------------------------------------------------------
                                              688          52             -
Liabilities:
   Property basis differences                   -           -           (61)
----------------------------------------------------------------------------
Net asset (liability)                         688          52           (61)
Valuation allowance                          (205)          -             -
----------------------------------------------------------------------------
Net deferred tax asset (liability)        $   483      $   52       $   (61)
----------------------------------------------------------------------------

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2005 and 2004, showing separately any items in excess of 5% of total current liabilities, was as follows:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                             2005      2004
----------------------------------------------------------------------------
Accrued compensation and related costs                    $ 1,101   $   979
Warranty reserves                                             364       386
Other accrued expenses                                      1,220     1,176
----------------------------------------------------------------------------
                                                          $ 2,685   $ 2,541
----------------------------------------------------------------------------

(6) COMMITMENTS AND CONTINGENCIES

In fiscal 2002 the Company received a demand for repayment of an alleged preference payment of $180,000 received from a customer in the 90 days prior to their filing for protection under Chapter 11 during fiscal 2000. At the time this customer filed for Chapter 11 protection it owed the Company $50,000 and this amount was fully reserved in the fiscal 2000 financial statements. The Company settled this claim in October 2005 and the cost of settlement of $90,000 was fully reserved at September 30, 2005.

Tech/Ops Sevcon is involved in various other legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2005 was $204,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2006 - $207,000; 2007 - $204,000; 2008 -
$195,000; 2009 - $195,000; 2010 - $195,000 and $1,658,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $214,000 in 2005, $207,000 in 2004, and $195,000 in 2003.

The UK subsidiaries of the Company have given to a bank a security interest in all of their assets as security for overdraft facilities of $1,991,000. There were no amounts outstanding on the overdraft facilities at September 30, 2005 or 2004.

(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon. The Company uses a September 30 measurement date for its pension plans.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                             2005      2004
----------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                   $14,418   $12,486
Service cost                                                  419       446
Interest cost                                                 867       844
Plan participants contributions                               234       199
Actuarial (gain) loss                                         514      (487)
Benefits paid                                                (252)      (38)
Foreign currency exchange rate changes                       (290)      968
----------------------------------------------------------------------------
Benefit obligation at end of year                          15,910    14,418
----------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year             12,899    10,797
Return on plan assets                                       1,148       555
Employer contributions                                        444       518
Plan participants contributions                               234       199
Benefits paid                                                (252)      (38)
Foreign currency exchange rate changes                       (263)      868
----------------------------------------------------------------------------
Fair value of plan assets at end of year                   14,210    12,899
----------------------------------------------------------------------------

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                             2005      2004
----------------------------------------------------------------------------

Funded status                                              (1,700)   (1,519)
Unrecognized transition obligation (asset)                     (3)       (5)
Unrecognized prior service cost                               593       661
Unrecognized net actuarial (gain) loss                        629       462
----------------------------------------------------------------------------
Accrued benefit cost                                      $  (481)    $	(401)
----------------------------------------------------------------------------

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service cost                                  $   434   $   443   $   432
  Interest cost                                     901       840       773
  Expected return on plan assets                   (845)     (844)     (775)
  Amortization of transition obligation              (2)       (2)       (2)
  Amortization of prior service cost                 55        54        49
  Recognized net actuarial gain (loss)                -         -         -
----------------------------------------------------------------------------
  Net periodic benefit cost                     $   543   $   491   $   477
----------------------------------------------------------------------------
  Net cost of defined contribution plans        $    29   $    28   $    27
----------------------------------------------------------------------------

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2005 and 2004 were as set out below:

----------------------------------------------------------------------------
                                                             2005      2004
----------------------------------------------------------------------------

Plan obligations:
  Discount rate                                             5.80%     6.02%
  Rate of compensation increase                             3.93%     4.23%
Net periodic benefit cost:
  Discount rate                                             6.02%     6.25%
  Expected long term return on plan assets                  6.05%     6.43%
  Rate of compensation increase                             4.23%     4.30%
----------------------------------------------------------------------------

The reductions in these assumptions reflect actuarial advice and changing market conditions and experience.

The weighted average asset allocations by asset category are set out below for both the UK and US plans:

----------------------------------------------------------------------------
                                                (percentage of total assets)
----------------------------------------------------------------------------
                                      2005                       2004
----------------------------------------------------------------------------
                          US Plan  UK Plan  Total    US Plan  UK Plan  Total
Equity securities             40%      30%    31%        44%      32%    33%
Debt securities               56%      49%    50%        54%      45%    46%
Real estate                     -      18%    16%          -      20%    18%
Other                          4%       3%     3%         2%       3%     3%
----------------------------------------------------------------------------
Total                        100%     100%   100%       100%     100%   100%
----------------------------------------------------------------------------

For the US plan the target asset allocations are 40% - 45% equity securities and 55% - 60% debt securities. The UK plan is invested in an insurance company with-profits unit fund which holds various investments as decided by the insurance company's fund manager, who is responsible for the asset allocation within the fund. The asset allocations of the insurance company with-profits units are included in the table above.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current asset allocation, with a small reduction in the expected rate to reflect the conservative nature of the distributions from the insurance company with profits unit fund.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

                                                   (in thousands of dollars)
----------------------------------------------------------------------------

2006                                                         $    49
2007                                                              98
2008                                                             128
2009                                                             164
2010                                                             238
2011 - 2015                                                    2,425
----------------------------------------------------------------------------

In fiscal 2006 it is estimated that the Company will make contributions to the plans of $564,000, and that there will be employee contributions to the UK plan of $246,000.

(8) SEGMENT INFORMATION

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
                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   2005
----------------------------------------------------------------------------
                               Controls   Capacitors   Corporate      Total
----------------------------------------------------------------------------
Sales to external customers     $30,009      $ 1,666     $     -    $31,675
Inter-segment revenues                -          199           -        199
Operating income                  1,343           32        (376)       999
Depreciation and amortization       611           50           -        661
Identifiable assets              14,948          951         547     16,446
Capital expenditures                536           35           -        571
----------------------------------------------------------------------------
                                                   2004
----------------------------------------------------------------------------
                               Controls   Capacitors    Corporate      Total
----------------------------------------------------------------------------
Sales to external customers     $27,101      $ 2,049      $     -    $29,150
Inter-segment revenues                -          218            -        218
Operating income                    974          295         (297)       972
Depreciation and amortization       580           50            -        630
Identifiable assets              14,938        1,026          644     16,608
Capital expenditures                612           16            -        628
----------------------------------------------------------------------------
                                                   2003
----------------------------------------------------------------------------
                               Controls   Capacitors    Corporate     Total
----------------------------------------------------------------------------
Sales to external customers     $20,730      $ 2,383      $     -   $23,113
Inter-segment revenues                -          326            -       326
Operating income                    (53)         476         (272)      151
Depreciation and amortization       531           44            -       575
Identifiable assets              12,039        1,238          507    13,784
Capital expenditures                549           15            -       564
----------------------------------------------------------------------------

The Company has businesses located in the United States, the United Kingdom, France and Korea. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

                                                   (in thousands of dollars)
----------------------------------------------------------------------------
                                                   2005      2004      2003
----------------------------------------------------------------------------
Sales:-
US sales                                        $12,893   $10,577   $ 8,141
Foreign sales:
  United Kingdom                                  9,477    13,529    11,687
  France                                          9,305     5,044     3,274
  Korea                                               -         -        11
----------------------------------------------------------------------------
Total Foreign                                    18,782    18,573    14,972
----------------------------------------------------------------------------
Total sales                                     $31,675   $29,150   $23,113
----------------------------------------------------------------------------
Long-lived assets:
  USA                                           $ 1,543   $ 1,571   $ 1,571
  United Kingdom                                  2,866     2,970     2,740
  France                                             51        71        46
  Korea                                              11         8         4
----------------------------------------------------------------------------
Total                                           $ 4,471   $ 4,620   $ 4,361
----------------------------------------------------------------------------

The business located in the United States services customers in North and South America. The business located in France services customers in France, Spain, Portugal, Belgium, Germany, Netherlands and North Africa. The business located in Korea supports customers in Asia, however, sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East. During the past two fiscal years the responsibility for dealing with two large customers in Europe was transferred from the United Kingdom to the French subsidiary which accounted for approximately 50% of the decrease in United Kingdom sales in 2005.

In fiscal 2005 Tech/Ops Sevcon's largest customer accounted for 16% of sales and for 20% of receivables. In 2004 the largest customer accounted for 11% of sales and 13% of receivables. In 2003 the largest customer accounted for 10% of sales and 5% of receivables.


          Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.

     We have audited the accompanying consolidated balance sheet of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2005 and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for the year ended September, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts
December 2, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.

     We have audited the accompanying consolidated balance sheet of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for each of the two years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2004 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the two years in the period ended September 30, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Boston, Massachusetts
December 3, 2004


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 2005 and 2004 is set out below:
                                        (in thousands except per share data)
----------------------------------------------------------------------------
                             First     Second     Third     Fourth    Total
                           Quarter    Quarter   Quarter    Quarter     Year
----------------------------------------------------------------------------
2005 Quarters
----------------------------------------------------------------------------
Net sales                  $ 7,542    $ 8,094   $ 8,453    $ 7,586  $31,675
Gross profit                 2,842      3,126     3,160      2,908   12,036
Operating income                20        285       381        313      999
Net income                      20        172       216        233      641
----------------------------------------------------------------------------
Basic income per share *   $   .01    $   .05   $   .07    $   .07  $   .21
----------------------------------------------------------------------------
Diluted income per share   $   .01    $   .05   $   .07    $   .07  $   .20
----------------------------------------------------------------------------
2004 Quarters
----------------------------------------------------------------------------
Net sales                  $ 6,466    $ 7,273   $ 7,486    $ 7,925  $29,150
Gross profit                 2,608      2,985     2,961      2,991   11,545
Operating income               173        280       121        398      972
Net income                      81        142       103        285      611
----------------------------------------------------------------------------
Basic income per share     $   .03    $   .05   $   .03    $   .09  $   .20
----------------------------------------------------------------------------
Diluted income per share * $   .03    $   .05   $   .03    $   .09  $   .19
----------------------------------------------------------------------------

* The sum of quarterly basic income per share in 2005 and the sum of quarterly diluted income per share in 2004 is $.01 different from the annual diluted income per share due to roundings.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2005, the Audit Committee of the Board of Directors reviewed the Company's independent auditors as part of its ongoing efforts to reduce operating costs and expenses. As a result, on September 1, 2005, the Audit Committee voted to replace Grant Thornton LLP with Vitale, Caturano & Company, Ltd. (VCC) as the Company's independent registered public accounting firm, effective immediately. The Company's Audit Committee selected VCC based, among other things, on the fee estimates provided by VCC and the closure by Grant Thornton UK LLP of its office in Newcastle, near the Company's UK facilities. The Company expects to lower its audit costs as a result of the change in accounting firms.

ITEM 9 A CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2005, the disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. The Company's principal executive officer and principal financial officer have identified no change in the Company's "internal control over financial reporting" (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The requisite information regarding the Company's directors, executive officers and audit committee members is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," "Executive Compensation," "Compensation Committee Report" and "Performance Graph" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The requisite information concerning security ownership is incorporated by reference from the information responsive thereto under the captions "Beneficial Ownership of Common Stock" and "Election of Directors" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2005.

----------------------------------------------------------------------------
Plan Category          Number of    Weighted-    Number of     Number of
                       securities   average      securities    securities
                       to be        exercise     remaining     remaining
                       issued upon  price of     available     available
                       exercise of  outstanding  for future    for future
                       outstanding  options,     issuance      issuance
                       options      warrants     under equity  under equity
                       warrants     and rights   compensation  compensation
                       and rights                plans         plans
                                                 (excluding    (excluding
                                                 securities    securities
                                                 reflected in  reflected in
                                                 column (a))at column (a))at
                                                 beginning of  end of year
                                                 year
----------------------------------------------------------------------------
                         (a)           (b)          (c)             (d)
----------------------------------------------------------------------------

Equity compensation
 plans approved by
 security holders:
  1996 Equity
   Incentive Plan      157,000       $ 8.62        141,000        100,000
  1998 Director Stock
   Option Plan          25,000       $13.23              -              -
----------------------------------------------------------------------------
  Sub Total            182,000       $ 9.42        141,000        100,000
----------------------------------------------------------------------------
Equity compensation
 plans not approved
 by security holders         -            -              -              -
----------------------------------------------------------------------------
Total                  182,000       $ 9.42        141,000        100,000
----------------------------------------------------------------------------


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information (if any) is incorporated by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2005 Annual Meeting of
Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption "Auditors" in the Company's Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

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


INDEX TO EXHIBITS

*(3)(a)Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

*(3)(b)By-laws of the registrant (incorporated by reference to Exhibit
       (3)(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*(4)(a)Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(a)Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Registrant's 2004 Proxy Statement filed on December 29, 2003).

*(10)(b)Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10)(b) to Annual Report for the fiscal year ended September 30, 2002).

*(10)(c)Form of Restricted Stock Agreement for employees for 1996 Equity
        Incentive Plan (incorporated by reference to Exhibit (10)(c) to Annual Report for the fiscal year ended September 30, 2004).

*(10)(d)Form of Restricted Stock Agreement for non-employee directors for 1996 Equity Incentive Plan (incorporated by reference to Exhibit
        (10)(d) to Annual Report for the fiscal year ended September 30,
        2004).

*(10)(e)Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(f)Directors' Retirement Plan (incorporated by reference to Exhibit
        (10)(b) to Annual Report for the fiscal year ended September 30,
        1990).

*(10)(g)Board resolution terminating Directors' Retirement Plan
        (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).

*(10)(h)Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

*(10)(i)Summary of Director and Executive Officer Non-Plan Compensation
        (filed herewith).

*(21)   Subsidiaries of the registrant (incorporated by reference to exhibit
        (21) to Annual Report for the fiscal year ended September 30, 2001).

(23) Consent of Vitale Caturano & Company, Ltd. (filed herewith). Consent of Grant Thornton LLP (filed herewith).

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

Executive Compensation Plans and Arrangements:
Exhibits (10)(a) - (i) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

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


                                    TECH/OPS SEVCON, INC.

                                    By /s/ Matthew Boyle   December 14, 2005
                                    Matthew Boyle
                                    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                  TITLE                           DATE
----------------------------------------------------------------------------
/s/ Matthew Boyle          President, Chief Executive      December 14, 2005
-----------------          Officer and Director
Matthew Boyle              (Principal Executive Officer)

/s/ Paul A. McPartlin      Vice President, Treasurer       December 14, 2005
---------------------      and Chief Financial Officer
Paul A. McPartlin          (Principal Financial and
                           Accounting Officer)

/s/ Maarten D. Hemsley     Director                        December 14, 2005
----------------------
Maarten D. Hemsley

/s/ Paul B. Rosenberg      Director                        December 14, 2005
---------------------
Paul B. Rosenberg

/s/ Marvin G. Schorr        Director                       December 14, 2005
-------------------
Marvin G. Schorr

/s/ Bernard F. Start       Director                        December 14, 2005
--------------------
Bernard F. Start

/s/ David R. A. Steadman   Director                        December 14, 2005
------------------------
David R. A. Steadman

/s/ Paul O. Stump          Director                        December 14, 2005
--------------------
Paul O. Stump


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

Date:  December 14, 2005
/s/ Matthew Boyle
Matthew Boyle
President and Chief Executive Officer


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

Date:  December 14, 2005
/s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial and Accounting Officer

EXHIBIT 32.1

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

Each of the undersigned officers of Tech/Ops Sevcon, Inc. (the "Company") certifies, under the standards set forth in and solely for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of the Company for the year ended September 30, 2005 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 14, 2005
/s/ Matthew Boyle
Matthew Boyle
Chief Executive Officer

Dated: December 14, 2005
/s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer




SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2005
                                                  (in thousands of dollars)
----------------------------------------------------------------------------
Allowance for doubtful accounts                    2005      2004      2003
----------------------------------------------------------------------------
Balance at beginning of year                        192       245       306
Additions charged to costs and expense               73        27        24
Deductions from reserves:
  Accounts collected                                 (8)      (56)        -
  Write off of uncollectible accounts              (111)      (34)      (91)
Foreign currency translation adjustment              (2)       10         6
---------------------------------------------------------------------------
Balance at end of year                              144       192       245
---------------------------------------------------------------------------


                                                              Exhibit 10(i)

    Summary of Director and Executive Officer Non-Plan Compensation

Non-Employee Directors

Non-employee directors of the Company are each paid $16,000 per year for their services. The Chairmen of the Board of Directors and of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board each receive an additional $3,000 per year.

Executive Officers

The annual salaries of the executive officers for 2006 are as follows:

  Matthew Boyle, President and Chief Executive Officer --
  British Pounds 136,000

  Paul A. McPartlin, Vice President, Chief Financial Officer and Treasurer -- British Pounds 85,000

Annual cash bonuses will be determined at the end of the year.


                              * * * * *

Further information about compensation of directors and executive officers is found in the Company's proxy statements on file with the Commission, as well as in periodic Form 8-K filings by the Company.


                                                             Exhibit 23

Consent of Independent Registered Public Accounting Firm


As independent registered public accountants, we hereby consent to the incorporation of our report, dated December 2, 2005, with respect to the consolidated balance sheets of Tech/Ops Sevcon, Inc. as of September 30, 2005, and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for the year ended September 30, 2005, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File No. 33-42960, File No. 333-02113, File No. 333-61229, and File No. 333-
104785).

/s/ Vitale Caturano & Company, Ltd.

Boston, Massachusetts
December 22, 2005





Consent of Independent Registered Public Accounting Firm


We have issued our report dated December 3, 2004, accompanying the consolidated financial statements and schedule in the Annual Report of Tech/Ops Sevcon, Inc. on Form 10-K as of September 30, 2004 and for each of the two years in the period ended September 30, 2004. We hereby consent to the inclusion of said report in the Form 10-K for the year ended September 30, 2005 for Tech/Ops Sevcon, Inc. We hereby consent to the incorporation by reference of said report in the Registration Statements of Tech/Ops Sevcon, Inc. on Forms S-8 (File No. 33-42960, File No. 333-02113, File No. 333-61229, and File No. 333-104785).


/s/ Grant Thornton LLP

Boston, Massachusetts
December 22, 2005