Form 10-Q
period 2005-12-31
TECH OPS SEVCON INC
filed 2006-02-14
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

Commission File Number 1-9789

TECH/OPS SEVCON, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2985631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Northboro Road, Southborough, Massachusetts, 01772
(Address of principal executive offices and zip code)

(508) 281 5510
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated Filer ☐  Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2006
Common stock, par value $.10	3,209,051

INDEX

TECH/OPS, SEVCON LTD
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

INDEX

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	December 31, 2005	September 30, 2005
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$602	$1,130
Receivables, net of allowances for doubtful accounts of $148 at December 31, 2005 and $144 at September 30, 2005	5,926	6,193
Inventories	3,957	3,737
Prepaid expenses and other current assets	1,082	915
Total current assets	11,567	11,975
Property, plant and equipment:
At cost	9,536	9,593
Less: accumulated depreciation and amortization	6,543	6,557
Net property, plant and equipment	2,993	3,036
Goodwill	1,435	1,435
Total assets	$15,995	$16,446

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,578	$2,599
Dividend payable	96	95
Accrued expenses	2,535	2,685
Accrued and deferred taxes on income	238	445
Total current liabilities	5,447	5,824
Deferred taxes on income	33	33
Commitments and contingencies
Stockholders’ investment
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,197,051 shares at December 31, 2005 and 3,172,051 shares at September 30, 2005	320	317
Premium paid in on common stock	4,459	4,310
Retained earnings	6,171	6,394
Unearned compensation on restricted stock	-	(180)
Cumulative other comprehensive loss	(435)	(252)
Total stockholders’ investment	10,515	10,589
Total liabilities and stockholders’ investment	$15,995	$16,446
The accompanying notes are an integral part of these consolidated financial statements

.

INDEX

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands except per share data)
	Three months ended
	December 31, 2005	January 1, 2005
Net sales	$7,821	$7,542
Costs and expenses:
Cost of sales	4,774	4,700
Selling, research and administrative	2,803	2,822
	7,577	7,522
Operating income	244	20
Interest expense	(21)	(6)
Interest income	1	-
Foreign currency gain or (loss)	22	16
Income before income taxes	246	30
Income taxes	(86)	(10)
Net income	$160	$20
Basic income per share	$.05	$.01
Diluted income per share	$.05	$.01

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2005	January 1, 2005
Net income	$160	$20
Foreign currency translation adjustment	(182)	538
Changes in fair market value of cash flow hedges	(1)	(15)
Comprehensive (loss) income	$(21)	$543
The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2005	January 1, 2005
Cash flow from operating activities:
Net income	$160	$20
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	152	172
Stock-based compensation	44	3
Deferred tax benefit	-	4
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	267	(261)
Inventories	(220)	64
Prepaid expenses and other current assets	(166)	(34)
Accounts payable	(21)	(536)
Accrued expenses	(150)	(56)
Accrued and deferred taxes on income	(207)	128
Net cash generated from operating activities	(141)	(496)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(161)	(38)
Net cash used by investing activities	(161)	(38)
Cash flow used by financing activities:
Dividends paid	(95)	(94)
Net cash used by financing activities	(95)	(94)
Effect of exchange rate changes on cash	(131)	323
Net increase (decrease) in cash	(528)	(305)
Beginning balance - cash and cash equivalents	1,130	905
Ending balance - cash and cash equivalents	$602	$600
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$265	$72
Cash paid for interest	$20	$6
Supplemental disclosure of non-cash financing activity:
Dividend declared	$96	$95
The accompanying notes are an integral part of these consolidated financial statements.

INDEX

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements - December 31, 2005

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 31, 2005 and the results of operations and cash flows for the three months ended December 31, 2005 and January 1, 2005.

The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2005 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2005 to the significant accounting policies followed by Tech/Ops Sevcon.

The results of operations for the three-month periods ended December 31, 2005 and January 1, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) New Accounting Pronouncements

The Company adopted the provisions of SFAS #123R “Accounting for Stock-Based Compensation” effective at the beginning of fiscal 2006 using the modified prospective application transition method. Under this method the Company incurred expense relating to previously issued stock options of approximately $13,000 in the first quarter of fiscal 2006. There was no similar expense recorded in the first quarter of 2005 as, during that period, the Company accounted for options under APB #25. The accounting for restricted stock issued in fiscal 2005 will be substantially unchanged by the application of SFAS #123R.

 (3) Stock-Based Compensation Plans

SFAS #123 “Accounting for Stock-Based Compensation” as amended by SFAS #148 “Accounting for Stock-Based Compensation - Transition and Disclosure” and replaced by SFAS 123R “Share-Based Payment” defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting. However, it also allowed an entity to continue to measure compensation costs using the method of accounting proscribed by APB #25 “Accounting for Stock Issued to Employees”, until SFAS #123R is effective in fiscal 2006. Prior to fiscal 2006 the Company accounted for its stock-based compensation plans under APB #25, under which no compensation cost was recognized. Had compensation cost for these plans been determined consistent with SFAS #123, the Company’s net income and earnings per share would have equaled the following pro forma amounts:

(in thousands of dollars except per share data)
	Three Months ended
	December 31, 2005	January 1, 2005
Net income - As reported	$160	$20
Pro-forma effect of expensing stock options (net of tax)	-	(14)
Net income - Pro forma	$160	$6
Basic net income per share - As reported	$.05	$.01
Basic net income per share - Pro forma	$.05	$.00
Diluted net income per share - As reported	$.05	$.01
Diluted net income per share - Pro forma	$.05	$.00

The pro-forma effects of applying SFAS #123R only apply to periods prior to October 1, 2005 and since October 1, 1995. From fiscal 2006 compensation expense has been recorded for all equity based compensation.

INDEX
The adoption of SFAS #123R reduced net income in the first quarter of fiscal 2006 by $13,000 ($.00 per basic and diluted share). The adoption of this statement had no effect on the statement of cash flows for the three months ended December 31, 2005.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2006	2005
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected life (years)	N/A	N/A
Expected volatility of	N/A	N/A

No options were granted in the first three months of fiscal 2006 or in fiscal 2005 or 2004.

In December 2005, the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $138,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $138,000 was recorded as “Unearned compensation on restricted stock”, which was netted off paid in surplus in stockholders equity. The unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. There was no charge to income for employee restricted stock grants in the first quarter of fiscal 2006 and the subsequent charge will be approximately $7,000 on a quarterly basis.

In fiscal 2005 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2006 annual meeting.

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

The stock-based compensation expense was as follows.

	(in thousands of dollars)
	Three Months ended
	December 31, 2005	January 1, 2005
Stock option expense under SFAS # 123R *	$13	$-
Restricted stock grants:
Employees	9	3
Non-employee directors	22	-
Total stock based compensation expense	$44	$3

* Pro forma expense of $22 before tax was disclosed for stock options accounted for under APB #25 in the first quarter of fiscal 2005.

Upon adoption of SFAS 123R on October 1 , 2005, Unearned Compensation on Restricted Stock, which amounted to $180,000 at September 30, 2005, was deducted from Premium Paid in on Common stock.

INDEX

(4) Cash Dividends

On December 6, 2005, the Company declared a quarterly dividend of $.03 per share for the first quarter of fiscal 2006, which was paid on January 5, 2006 to stockholders of record on December 21, 2005. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5) Calculation of Earnings Per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three Months ended
	December 31, 2005	January 1, 2005
Net income	$160	$20
Weighted average shares outstanding	3,127	3,125
Basic income per share	$.05	$.01
Common stock equivalents	35	34
Average common and common equivalent shares outstanding	3,162	3,159
Diluted income per share	$.05	$.01

(6) Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems and accessories for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

The significant accounting policies of the segments are the same as those described in note (8) to the 2005 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 31, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,503	$318	$-	$7,821
Inter-segment revenues	-	19	-	19
Operating income	395	(54)	(97)	244
Depreciation and amortization	139	13	-	152
Identifiable assets	14,475	824	696	15,995
Capital expenditures	126	35	-	161

	Three months ended January 1, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,142	$400	$-	$7,542
Inter-segment revenues	-	66	-	66
Operating income	158	(18)	(120)	20
Depreciation and amortization	159	13	-	172
Identifiable assets	14,865	942	793	16,600
Capital expenditures	38	-	-	38

INDEX

In the controls business segment the revenues were derived from the following products and services.

	(in thousands of dollars)
	Three Months Ended
	December 31, 2005	January 1, 2005
Electronic controllers for battery driven vehicles	$5,256	$4,926
Accessory and aftermarket products and services	2,247	2,216
Total controls segment revenues	$7,503	$7,142

(7) Research and Development

The cost of research and development programs is charged against income as incurred and was as follows.

	(in thousands of dollars)
	Three Months Ended
	December 31, 2005	January 1, 2005
Research and Development expense	$916	$834
Percentage of sales	11.7%	11.1%

Research and development expense increased by $82,000, or 1% of sales, compared to the first quarter of last fiscal year. Excluding the impact of currency fluctuations, engineering expense increased by 21% compared to the first quarter of last year. This increase was principally due to increased internal engineering resources devoted to advanced new product development.

(8) Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.

	(in thousands of dollars)
	Three Months Ended
	December 31, 2005	January 1, 2005
Service cost	$93	$110
Interest cost	228	229
Expected return on plan assets	(214)	(215)
Amortization of transition obligation	-	-
Amortization of prior service cost	13	14
Recognized net actuarial gain (loss)	-	-
Net periodic benefit cost	$120	$138
Net cost of defined contribution plans	$8	$7

Tech/Ops Sevcon contributed $157,000 to its pension plans in the three months ended December 31, 2005 and presently anticipates contributing a further $436,000 to fund its plans in the remainder of fiscal 2006, for a total contribution of $593,000. In addition employee contributions to the UK plan were $64,000 in the first three months and are estimated to total $264,000 in fiscal 2006.

INDEX

(9) Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 31, 2005	September 30, 2005
Raw materials	$1,746	$1,596
Work-in-process	283	174
Finished goods	1,928	1,967
	$3,957	$3,737

(10) Accrued expenses

Set out below is an analysis of other accrued expenses at December 31, 2005 and September 30, 2005 which shows separately any items in excess of 5% of total current liabilities.

	(in thousands of dollars)
	December 31, 2005	September 30, 2005
Accrued compensation and related costs	$907	$1,101
Warranty reserves	382	364
Other accrued expenses	1,246	1,220
	$2,535	$2,685

(11) Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months Ended
	December 31, 2005	January 1, 2005
Warranty reserves at beginning of period	$364	$386
Decrease in beginning balance for warranty obligations settled during the period	(103)	(117)
Other changes to pre-existing warranties	(6)	17
Net increase in warranty reserves for products sold during the period	127	143
Warranty reserves at end of period	$382	$429

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks discussed under ‘Risk Factors’ below and throughout this Item 2.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS #123R on October 1, 2006. See Note 2 to Consolidated Financial Statements for a more detailed description of this new accounting pronouncement.

INDEX

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Quarterly Report on Form 10-Q. While all these significant accounting policies impact its financial condition and results of operations, certain of these policies require management to use a significant degree of judgement and/or make estimates, consistent with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgements and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management’s estimates and judgements.

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 62% of the Company’s sales in the current fiscal year to date. At December 31, 2005 the allowance for bad debts amounted to $148,000, which represented 2.4% of receivables.

Because of the Company’s long term relationships with the majority of its customers, in most cases, the principal bad debt risk to the Company arises from the insolvency of a customer rather than its unwillingness to pay. In addition, in certain cases the Company maintains credit insurance covering up to 90% of the amount outstanding from specific customers. The Company also carries out some of its foreign trade, particularly in the Far East, using letters of credit.

The Company reviews all accounts receivable balances on a regular basis, concentrating on any balances that are more than 30 days overdue, or where there is an identified credit risk with a specific customer. A decision is taken on a customer-by-customer basis as to whether a bad debt reserve is considered necessary based on the specific facts and circumstances of each account. In general, the Company would reserve 100% of the receivable, net of any recoverable value added taxes or insurance overages, for a customer that becomes insolvent or files for bankruptcy, and lesser amounts for less imminent defaults. To a lesser degree, the Company maintains a small bad debt reserve to cover the remaining balances based on historical default percentages.

If the financial condition of any of the Company's customers is worse than estimated or were to deteriorate, resulting in an impairment of its ability to make payments, the Company’s results may be adversely affected and additional allowances may be required. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one US customer, credit losses have not been significant in the past ten years.

INDEX
Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at December 31, 2005 was $800,000, or 17% of the original cost of gross inventory. At September 30, 2005 the provision was $803,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making difficult judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required and the Company’s results may be materially adversely affected. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary, which could involve the Company in substantial unanticipated expense significantly in excess of the reserve. There were no significant safety related product recalls during the past three fiscal years.

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142 “Goodwill and Other Intangible Assets”. In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods the conclusion was that the goodwill had not been impaired. Management updated the analysis in 2005 using similar methodologies and again concluded that goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

INDEX
Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense relating to the pension plans which could have a material effect on the Company’s results of operations. The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $14,210,000 at September 30, 2005 and the total assets of the Company were $16,446,000. Although the plan assets are not included in the assets of the Company they are 86% of size of the Company’s total assets. If, as a result of changes in assumptions, the accumulated benefit obligation of either of the plans were to exceed the fair value of assets of that plan, then an adjustment to record this additional liability and a corresponding decrease to stockholders’ equity would be necessary, which could have a material effect on the Company’s financial position. At September 30, 2005, a decrease in the assumed discount rate of 0.25% would result in the Company recording a minimum liability of approximately $725,000 relating to its UK plan, but no additional liability would be recognized in the smaller US plan. Based on current market conditions, it is likely that a decrease in the discount rate relating to the UK plan of between 0.25% and 0.75% may be required when the plan is next measured at September 30, 2006.

RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out below, the Company believes that the following represent the most significant risk factors for the Company:

Capital goods markets are cyclical

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and are currently showing modest growth, but demand in these markets could decrease or customers could decide to purchase alternative products. In this event the Company’s sales could decrease below its current break even point and there is no certainty that the Company would be able to decrease overhead expenses to enable it to operate profitably.

Single source materials and sub-contractors may not meet the Company’s needs.

The Company relies on certain suppliers and sub-contractors for all of its requirements for certain components, sub-assemblies and finished products. In the event that such suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company’s cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

Damage to the Company’s or sub-contractor’s buildings would hurt results.

In the controller business the majority of product is produced in a single plant in England and uses sub-assemblies sourced from a sub-contractor with two plants in Poland. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

Product liability claims may have a material adverse effect

The Company’s products are technically complex and are installed and used by third parties. Defects in their design, installation, use or manufacturing may result in product liability claims against the Company. Such claims may result in significant damage awards, and the cost of any such litigation could be material.

INDEX
OVERVIEW OF FIRST QUARTER

The Company reported net income of $160,000, or $.05 per share, for the first fiscal quarter ended December 31, 2005. Net income increased by $140,000, or $.04 per share, from $20,000, or $.01 per share, for the comparable period last year. Sales in the first quarter were $7,821,000 compared to $7,542,000 for the comparable period last year, an increase of 4%. Volumes shipped were 9% ahead of the prior year period, partially offset by foreign currency fluctuations which decreased reported revenues by 5%.

Operating income for the first quarter was $244,000, an increase of $224,000 compared to the first quarter of last year. Gross profit increased by $205,000, mainly due to higher sales volumes, offset by foreign currency fluctuations. Operating expenses were $19,000 lower than the prior year. This was mainly due to a decrease arising from foreign currency fluctuations of $175,000 partly offset by increased engineering spend on new products.

Cash balances decreased by $528,000 in the first three months of fiscal 2006 to $602,000. Operating activities used cash of $140,000, principally due to higher inventories, income tax payments partially offset by net income and lower receivables. Capital expenditures used cash of $161,000 and dividend payments amounted to $95,000. Exchange rate changes decreased cash by $132,000.

Results of Operations

Three months ended December 31, 2005

The following table compares first quarter results by segment for the three months ended December 31, 2005 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

(in thousands of dollars)	Three months ended		% change due to:
	December 31, 2005	January 1, 2005	Total	Currency	Volume / other
Sales:
Controls - to external customers	$7,503	$7,142	5%	-5%	10%
Capacitors- to external customers	318	400	-21%	-7%	-14%
Capacitors - inter-segment	19	66	-71%	-6%	-65%
Capacitors - total	337	466	-28%	-7%	-21%
Total sales to external customers	7,821	7,542	4%	-5%	9%
Gross Profit:
Controls	2,920	2,658	10%	-7%	17%
Capacitors	127	184	-31%	-5%	-26%
Total	3,047	2,842	7%	-7%	14%
Selling research and administrative expenses:
Controls	2,525	2,500	1%	-6%	7%
Capacitors	181	202	-10%	-10%	0%
Unallocated corporate expense	97	120	-19%	0%	-19%
Total	2,803	2,822	-1%	-6%	7%
Operating income:
Controls	395	158	150%	-16%	166%
Capacitors	(54)	(18)	-200%	-56%	-256%
Unallocated corporate expense	(97)	(120)	-19%	0%	-19%
Total	244	20	1,120%	-75%	1,195%
Other income and expense	2	10	-80%	-60%	-20%
Income before income taxes	246	30	720%	-70%	790%
Income taxes	(86)	(10)	760%	-74%	834%
Net Income	$160	$20	700%	-68%	768%

INDEX
Sales in the first three months of fiscal 2006 were $7,821,000, compared to $7,542,000 in the same period last year, an increase of $279,000, or 4%. Foreign currency fluctuations accounted for a decrease in reported sales of $380,000, or 5%; volumes were 9% ahead of last year. Volumes in the controller business were 10% better than in the same period last year, mainly due to strong performance in the aerial lift and other electric vehicle markets. In the capacitor business, sales to external customers decreased by $82,000 compared to the same period last year. Capacitor volumes decreased by $56,000, or 14%, compared to the first three months of last year due to slower conditions in both the railway signaling and audio markets. Foreign currency fluctuations accounted for a $26,000 decrease in reported sales of capacitors.

Revenues in the US controller business increased by 28% compared to the first quarter of fiscal 2005. This was mainly due to increased demand in the aerial lift and other electric vehicle markets. Controller volumes in foreign markets were down by 2%, mainly due to lower demand in the European aerial lift market, partially offset by improved demand in the fork lift truck market in the Far East and better performance in the aerial lift market in Europe.

Gross profit was 39.0% of sales in this period compared to 37.7% in the comparable period in fiscal 2005. Gross profit increased by $205,000 compared to the first three months of last year. The positive impact of higher volumes and improved margins was partially offset by foreign currency fluctuations which decreased reported gross profit by $190,000, or 2.4% of sales. In the controller business, gross profit increased by $262,000. This was partially offset by a decrease in capacitor business gross profit of $57,000, mainly due to lower volumes.

Selling, research and administrative expenses were $2,803,000, a decrease of $19,000 compared to the same period last year. Foreign currency fluctuations decreased reported operating expenses by $175,000, or 6%. Therefore, excluding the impact of currency fluctuations, operating expenses were $156,000, or 6% higher than the same period last year. This was mainly due to increased engineering and R&D expense due to additional internal resources for the Company’s new product range.

Operating income for the three months was $244,000, an increase of $224,000 compared to the same period last year. Foreign currency fluctuations resulted in a $15,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business increased by $237,000, or 165%. The main causes of this increase in operating income were higher volumes and improved margins partially offset by increased engineering and R&D expenses. In the capacitor business segment the operating loss of $54,000 was $36,000 worse than the prior year, mainly due to lower volumes.

The decrease in net other income was mainly due to higher interest expense of $15,000.

Income before income taxes was $246,000 compared to $30,000 in the same period last year, an increase of $216,000. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the three month period was $160,000, an increase of $140,000 compared to the same period last year. Basic and fully diluted income per share was $.05 per share compared to $.01 per share in the first three months of fiscal 2005.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the first quarter of fiscal 2006 was paid on January 5, 2006, and amounted to $96,000. Cash balances at the end of the first quarter of 2006 were $602,000 compared to $1,130,000 in September 2005, a decrease in cash of $528,000.

In the first three months of fiscal 2006 net income was $160,000, and operating activities used $140,000 of cash. There was a decrease of $267,000 in receivables due to better collections and foreign currency fluctuations, partially offset by higher volumes. The number of days sales in receivables decreased in the first three months of fiscal 2006 from 68 days to 63 days.

INDEX
Inventories increased by $220,000 mainly due to increased volumes and prepaid expense and other current assets increased by $167,000. Accounts payable decreased by $21,000 and accrued expenses decreased by $150,000. Accrued income taxes decreased by 207,000, mainly due to tax payments in the first quarter of fiscal 2006. Dividends for the fourth quarter of fiscal 2005, which were paid during the first quarter of fiscal 2006, amounted to $95,000. Capital expenditures in the first quarter were $161,000 and depreciation was $152,000.

The Company has no long-term debt and has overdraft facilities in the UK of approximately $1.9 million and of $200,000 in France. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 5 to the Company’s Consolidated Financial Statements included under Item 8 of the Company’s Form 10-K for the year ended September 30, 2005 and other risks are described under the caption Risk Factors in Management’s discussion and analysis of financial condition and results of operations above.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. In the first quarter of fiscal 2006 approximately 46% of the Company’s sales were made in US Dollars, 25% were made in British Pounds and 29% were made in Euros. Over 70% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of December 31, 2005. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. The contracts mature at varying dates from January 2006 to July 2006.

INDEX

	(in thousands, except average contract rates)
	Expected maturity or transaction date
	FY2006	FY2007	Total	Fair Value
On balance sheet financial instruments:
In $US Functional Currency
Accounts receivable in pounds	1,135	-	1,135	1,135
Accounts receivable in euros	2,504	-	2,504	2,504
Accounts payable in pounds	1,713	-	1,713	1,713
Accounts payable in euros	325	-	325	325
Anticipated Transactions and related derivatives
In $US Functional Currency
Firmly committed sales contracts
In pounds	1,431	-	1,431	-
In Euros	1,132	-	1,132	-
Forward exchange agreements
Sell US Dollars for British Pounds	1,400	-	1,400	(1)*
Average contractual exchange rate	$1.72-£1
Amount recorded as other comprehensive income	$(1)	$-	$(1)	$(1)

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

Because the difference between the spot and hedged foreign exchange rates at December 31, 2005 was less than 1%, and amounted to $1,000 the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at December 31, 2005 the risk arising from changes in interest rates was not material.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2005, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. Our principal executive officer and principal financial officer have identified no change in our “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX
PART II. OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC

Date: February 14, 2006	By: /s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer (Principal financial and chief accounting officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

INDEX