Form 10-Q
period 2006-04-01
TECH OPS SEVCON INC
filed 2006-05-12
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large accelerated filer ☐  Accelerated Filer ☐  Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common stock, par value $.10	3,209,051

23

Index

TECH/OPS, SEVCON LTD
FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2006

23

Index

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	April 1, 2006	September 30, 2005
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,027	$1,130
Receivables, net of allowances for doubtful accounts of $155 at April 1, 2006 and $144 at September 30, 2005	6,122	6,193
Inventories	4,925	3,737
Prepaid expenses and other current assets	1,206	915
Total current assets	13,280	11,975
Property, plant and equipment:
At cost	9,698	9,593
Less: accumulated depreciation and amortization	6,733	6,557
Net property, plant and equipment	2,965	3,036
Goodwill	1,435	1,435
Total assets	$17,680	$16,446

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,885	$2,599
Dividend payable	96	95
Accrued expenses	2,545	2,685
Accrued and deferred taxes on income	257	445
Total current liabilities	6,783	5,824
Deferred taxes on income	33	33
Commitments and contingencies
Stockholders’ investment
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,209,051 shares at April 1, 2006 and 3,172,051 shares at September 30, 2005	321	317
Premium paid in on common stock	4,216	4,310
Retained earnings	6,703	6,394
Unearned compensation on restricted stock	-	(180)
Cumulative other comprehensive loss	(376)	(252)
Total stockholders’ investment	10,864	10,589
Total liabilities and stockholders’ investment	$17,680	$16,446
The accompanying notes are an integral part of these consolidated financial statements

.

23

Index

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands except per share data)
	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	$8,562	$8,094	$16,383	$15,636
Costs and expenses:
Cost of sales	5,245	4,968	10,019	9,668
Selling, research and administrative	2,755	2,841	5,558	5,663
	8,000	7,809	15,577	15,331
Operating income	562	285	806	305
Interest expense	(14)	(21)	(35)	(27)
Interest income	1	1	2	1
Foreign currency gain or (loss)	(24)	-	(2)	16
Income before income taxes	525	265	771	295
Income taxes	(183)	(93)	(269)	(103)
Net income	$342	$172	$502	$192
Basic income per share	$.11	$.05	$.16	$.06
Fully diluted income per share	$.11	$.05	$.16	$.06

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars)
	Three months ended		Six months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net income	$342	$172	$502	$192
Foreign currency translation adjustment	71	(198)	(111)	340
Changes in fair market value of cash flow hedges	(12)	-	(13)	(15)
Comprehensive income (loss)	$401	$(26)	$378	$517

The accompanying notes are an integral part of these consolidated financial statements.

23

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	April 1, 2006	April 2, 2005
Cash flow from operating activities:
Net income	$502	$192
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	304	337
Stock-based compensation	90	26
Deferred tax benefit	-	3
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	71	(347)
Inventories	(1,188)	(17)
Prepaid expenses and other current assets	(278)	(433)
Accounts payable	1,286	(194)
Accrued expenses	(140)	60
Accrued and deferred taxes on income	(188)	159
Net cash generated from (used by) operating activities	459	(214)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(238)	(258)
Net cash used by investing activities	(238)	(258)
Cash flow used by financing activities:
Dividends paid	(191)	(189)
Net cash used by financing activities	(191)	(189)
Effect of exchange rate changes on cash	(133)	166
Net (decrease) in cash	(103)	(495)
Beginning balance - cash and cash equivalents	1,130	905
Ending balance - cash and cash equivalents	$1,027	$410
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$592	$314
Cash paid for interest	$35	$27
Supplemental disclosure of non-cash financing activity:
Dividend declared	$96	$95

The accompanying notes are an integral part of these consolidated financial statements.

23

Index

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements - April 1, 2006

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of April 1, 2006 and the results of operations and cash flows for the three months and six months ended April 1, 2006.

The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2005 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2005 to the significant accounting policies followed by Tech/Ops Sevcon.

The results of operations for the six month periods ended April 1, 2006 and April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) New Accounting Pronouncements

The Company adopted the provisions of SFAS #123R “Share-Based Payment” effective at the beginning of fiscal 2006 using the modified prospective application transition method. Under this method the Company incurred expense relating to previously issued stock options of approximately $23,000 in the first six months of fiscal 2006. There was no similar expense recorded in the first half of 2005 as, during that period, the Company accounted for options under APB #25. The accounting for restricted stock issued in fiscal 2005 will be substantially unchanged by the application of SFAS #123R.

 (3) Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan there were 63,000 shares reserved and available for grant at April 1, 2006. Recipients of grants or options must execute a standard form of non-competition agreement. This plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

SFAS #123 “Accounting for Stock-Based Compensation”, as amended by SFAS #148 “Accounting for Stock-Based Compensation - Transition and Disclosure” and replaced by SFAS 123R “Share-Based Payment” defined a fair value based method of accounting for employee stock options or similar equity instruments and encouraged all entities to adopt that method of accounting. However, it also allowed an entity to continue to measure compensation costs using the method of accounting prescribed by APB #25 “Accounting for Stock Issued to Employees”, until SFAS #123R became effective in fiscal 2006. Prior to fiscal 2006, the Company accounted for its stock-based compensation plans under APB #25, under which no compensation cost was recognized. The Company has not restated prior periods to reflect this change in accounting. Had compensation cost for these plans been determined consistent with SFAS #123, the Company’s net income and earnings per share would have equaled the following pro forma amounts for the respective 2005 periods:

23

Index

(in thousands of dollars except per share data)
	Three months ended	Six months ended
	April 2, 2005	April 2, 2005
Net income - As reported	$172	$192
Stock-based compensation expense determined under fair value method for all option awards (net of tax)	(14)	(28)
Net income - Pro forma	$158	$164
Basic net income per share - As reported	$.05	$.06
Basic net income per share - Pro forma	$.05	$.05
Diluted net income per share - As reported	$.05	$.06
Diluted net income per share - Pro forma	$.05	$.05

The effects of applying SFAS #123R in this pro forma disclosure are not indicative of future amounts. SFAS #123R does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

The adoption of SFAS #123R reduced net income in the first six months of fiscal 2006 by $23,000 ($.01 per basic and diluted share). The adoption of this statement had no effect on the statement of cash flows for the six months ended April 1, 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2006	2005
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected life (years)	N/A	N/A
Expected volatility	N/A	N/A

No options were granted in the first six months of fiscal 2006 or in fiscal 2005. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the six months ended April 1, 2006 is as follows:

	Options # of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	182,000	$9.26
Granted	-
Exercised	-
Cancelled	-
Outstanding at April 1, 2006	182,000	$9.26	3 years	$148,000
Exercisable at April 1, 2006	114,100	$10.87	3 years	$51,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.40 market price of the Company’s common stock at April 1, 2006. No options were exercised during the six months ended April 1, 2006 or in the first half of last fiscal year.  At April 1, 2006 there was $83,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.5 years.

23

Index

In December 2005, the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $138,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $138,000 was netted off paid in surplus in stockholders equity. This unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for these employee restricted stock grants in the second quarter and first six months of fiscal 2006 was $7,000 and the subsequent charge will be approximately $7,000 on a quarterly basis.

In January 2006, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2007 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $69,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and paid in surplus and the $69,000 was netted off paid in surplus in stockholders equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the second quarter and first six months of fiscal 2006 was $11,000 and the subsequent charge will be approximately $17,000 on a quarterly basis.

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

Restricted stock activity for the six months ended April 1, 2006 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2005	47,000	$6.18
Granted	37,000	$5.58
Vested	(19,000)	$6.64
Forfeited	-	N/A
Non-vested balance as of April 1, 2006	65,000	$5.70

As of April 1, 2006, there was $321,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.6 years.

23

Index

The stock-based compensation expense was as follows.

	(in thousands of dollars)
	Three Months ended			Six Months ended
	April 1, 2006		April 2, 2005	April 1, 2006		April 1, 2005
Stock option expense under SFAS # 123R *		$10	$-		$23	$-
Restricted stock grants:
Employees		16	9		27	12
Non-employee directors		19	14		40	14
Total stock based compensation expense		$45	$23		$90	$26
* Pro-forma expense disclosed for options accounted for under APB#25	$	N/A	$14	$	N/A	$28

Upon adoption of SFAS 123R on October 1, 2005, Unearned Compensation on Restricted Stock, which amounted to $180,000 at September 30, 2005, was deducted from Premium Paid in on Common stock
.
(4) Cash Dividends

On March 7, 2006, the Company declared a quarterly dividend of $.03 per share for the second quarter of fiscal 2006, which was paid on April 6, 2006 to stockholders of record on March 22, 2006. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5) Calculation of Earnings Per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Six Months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net income	$342	$172	$502	$192
Weighted average shares outstanding - basic	3,141	3,125	3,134	3,125
Basic income per share	$.11	$.05	$.16	$.06
Common stock equivalents	17	34	18	28
Weighted average shares outstanding - diluted	3,158	3,159	3,152	3,153
Diluted income per share	$.11	$.05	$.16	$.06
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	105	111	105	111

(6) Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems and accessories for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

23

Index

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

	(in thousands of dollars)
	Three months ended April 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,099	$463	$-	$8,562
Inter-segment revenues	-	16	-	16
Operating income	558	36	(32)	562
Identifiable assets	16,019	969	692	17,680

	Three months ended April 2, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,718	$376	$-	$8,094
Inter-segment revenues	-	83	-	83
Operating income	335	(2)	(48)	285
Identifiable assets	15,402	882	706	16,990

	Six months ended April 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$15,602	$781	$-	$16,383
Inter-segment revenues	-	35	-	35
Operating income (loss)	953	(18)	(129)	806
Depreciation and amortization	280	24	-	304
Identifiable assets	16,019	969	692	17,680
Capital expenditures	211	27	-	238

	Six months ended April 2, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$14,860	$776	$-	$15,636
Inter-segment revenues	-	149	-	149
Operating income (loss)	493	(20)	(168)	305
Depreciation and amortization	311	26	-	337
Identifiable assets	15,402	882	706	16,990
Capital expenditures	257	1	-	258

In the controls business segment the revenues were derived from the following products and services.

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Electronic controllers for battery driven vehicles	$5,775	$ 5,632	$11,031	$10,558
Accessory and aftermarket products and services	2,324	2,086	4,571	4,302
Total controls segment revenues	$8,099	$ 7,718	$15,602	$14,860

23

Index

(7) Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Research and Development expense	$866	$946	$1,782	$1,780
Percentage of sales	10.1%	11.7%	10.9%	11.4%

Research and development expense increased by $2,000 compared to the first six months of last fiscal year and was 8% lower than last year in the second quarter. Excluding the impact of currency fluctuations, engineering expense increased by 7% compared to the first six months of last year. This increase was principally due to increased internal engineering resources devoted to advanced new product development.

(8) Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$93	$111	$186	$221
Interest cost	229	231	457	460
Expected return on plan assets	(215)	(216)	(429)	(431)
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	13	13	26	26
Recognized net actuarial gain (loss)	-	-	-	-
Net periodic benefit cost	120	139	240	277
Net cost of defined contribution plans	$8	$7	$16	$14

Tech/Ops Sevcon contributed $434,000 to its pension plans in the six months ended April 1, 2006 and presently anticipates contributing a further $335,000 to fund its plans in the remainder of fiscal 2006, for a total contribution of $769,000. In addition employee contributions to the UK plan were $129,000 in the first six months and are estimated to total $262,000 in fiscal 2006.

(9) Inventories

Inventories were comprised of:

	(in thousands of dollars)
	April 1, 2006	September 30, 2005
Raw materials	$2,261	$1,596
Work-in-process	395	174
Finished goods	2,269	1,967
	$4,925	$3,737

23

Index

(10) Accrued expenses

Set out below is an analysis of other accrued expenses at December 31, 2005 and September 30, 2005 which shows separately any items in excess of 5% of total current liabilities.

	(in thousands of dollars)
	April 1, 2006	September 30, 2005
Accrued compensation and related costs	$937	$1,101
Warranty reserves	450	364
Other accrued expenses	1,158	1,220
	$2,545	$2,685

(11) Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Warranty reserves at beginning of period	$382	$429	$364	$386
Decrease in beginning balance for warranty obligations settled during the period	(115)	(109)	(218)	(226)
Other changes to pre-existing warranties	53	(5)	47	12
Net increase in warranty reserves for products sold during the period	130	89	257	232
Warranty reserves at end of period	$450	$404	$450	$404

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

23

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 64% of the Company’s sales in the current fiscal year to date. At April 1, 2006, the allowance for bad debts amounted to $155,000, which represented 2.5% of receivables.

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

23

Index

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at April 1, 2006 was $821,000, or 14% of the original cost of gross inventory. At September 30, 2005 the provision was $803,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142 “Goodwill and Other Intangible Assets”. In fiscal 2004, the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods the conclusion was that the goodwill had not been impaired. Management updated the analysis in 2005 using similar methodologies and again concluded that goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

23

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

In March 2006, the Financial Accounting Standards Board issued an exposure draft on pension accounting. If this is adopted, then the Company would be required to recognize on its balance sheet the funded status of its pension plans. If adopted, it is proposed that this would become effective for the Company for the year commencing October 1, 2007.

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

23

Index

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

The Company reported net income of $342,000, or $.11 per share, for the second fiscal quarter ended April 1, 2006. Net income increased by 99% from $172,000 in the comparable period last year. Basic and fully diluted net income was $.11 per share, an increase of $.06 per share compared with the second quarter of last year. Sales in the second quarter were 6% ahead at $8,562,000 compared to $8,094,000 for the second quarter of last year. Volumes shipped were 11% ahead of the prior year period, partially offset by foreign currency fluctuations which caused a decrease in reported revenues of $445,000, or 5%.

Operating income for the second quarter was $562,000, an increase of $277,000, or 97%, compared to the second quarter of last year. Gross profit increased by $191,000 compared to last year. The benefit of higher volumes was partially offset by lower margins on new products in the aerial lift market and by adverse foreign currency fluctuations. Operating expense for the second quarter was $86,000 lower than the same period last year.

Cash balances decreased by $103,000 in the first six months of fiscal 2006 to $1,207,000. Operating activities generated cash of $459,000, principally due to net income and increased payables partially offset by higher inventories. Capital expenditures used cash of $238,000 and dividend payments amounted to $191,000. Exchange rate changes decreased cash by $133,000.

Results of Operations

Three months ended April 1, 2006

The following table compares second quarter results by segment for the second quarter of fiscal 2006 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Second Quarter		% change due to:
	2006	2005	Total	Currency	Volume / other
Sales:
Controls - to external customers	$8,099	$7,718	5%	-5%	10%
Capacitors- to external customers	463	376	23%	-11%	34%
Capacitors - inter-segment	16	83	-81%	-11%	-70%
Capacitors - total	479	459	4%	-11%	15%
Total sales to external customers	8,562	8,094	6%	-5%	11%
Gross Profit:
Controls	3,093	2,959	5%	-6%	11%
Capacitors	224	167	34%	-12%	46%
Total	3,317	3,126	6%	-7%	13%
Selling research and administrative expenses:
Controls	2,536	2,624	-3%	-7%	4%
Capacitors	188	169	11%	-2%	13%
Unallocated corporate expense	32	48	-33%	-%	-33%
Total	2,756	2,841	-3%	-7%	4%
Operating income:
Controls	558	335	67%	-2%	69%
Capacitors	36	(2)	n/a	n/a	n/a
Unallocated corporate expense	(32)	(48)	-33%	-%	-33%
Total	562	285	97%	-9%	106%
Other income and expense	(37)	(20)	85%	60%	25%
Income before income taxes	525	265	98%	-14%	112%
Income taxes	(183)	(93)	98%	-14%	112%
Net Income	$342	$172	98%	-14%	112%

23

Index

Sales in the second fiscal quarter ended April 1, 2006 were $8,562,000 compared to $8,094,000 in the same period last year, an increase of $468,000, or 6%. Foreign currency fluctuations accounted for a decrease in reported sales of $445,000, or 5%; volumes were 11% ahead of last year. Volumes in the controller business were 10% better than in the same period last year, mainly due to strong performance in the aerial lift, mining and other electric vehicle markets. Revenues in the fork lift truck and airport ground support markets were down compared to the same quarter last year. In the capacitor business, sales to external customers increased by $87,000, or 23%, compared to the same period last year. Capacitor volumes were higher by $126,000, or 34%, compared to the same period last year mainly due to improved conditions in the railway signaling market. Foreign currency fluctuations accounted for a $41,000 decrease in reported sales of capacitors.

Revenues in the US controller business increased by 11% compared to the second quarter of fiscal 2005. This was mainly due to increased demand in the aerial lift and mining markets. Controller volumes in foreign markets were ahead of last year’s second quarter by 10%, mainly due to higher demand in the European aerial lift and other electric vehicle markets.

Gross profit was 38.7% of sales in this period compared to 38.6% in the comparable period in fiscal 2005. Gross profit increased by $191,000 compared to the first quarter of last year. The positive impact of higher volumes and improved margins was partially offset by foreign currency fluctuations which decreased reported gross profit by $210,000, or 2.6% of sales. In the controller business warranty expense was $44,000 higher than last year mainly due to increases in the warranty reserve relating to a product rectification issue at a single customer. In the controller business, gross profit increased by $134,000 compared to the second quarter of fiscal 2005 and, in the capacitor business, gross profit was ahead of the prior year by $57,000. In both business segments the main reason for the increase in gross profit was higher volumes of products shipped.

Selling, research and administrative expenses were $2,755,000, a decrease of $86,000 compared to the same period last year. Foreign currency fluctuations decreased reported operating expenses by $185,000, or 7%. Therefore, excluding the impact of currency fluctuations, operating expenses were $99,000, or 3%, higher than the same period last year. This was mainly due to increased sales & marketing expense relating to the Company’s new product range.

Operating income for the second quarter was $562,000, an increase of $277,000, or 97%, compared to the same period last year. Foreign currency fluctuations resulted in a $25,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business increased by $231,000, or 69%. The main cause of this increase in operating income was higher volumes. In the capacitor business segment there was operating income of $36,000 compared to an operating loss of $2,000 in the second quarter of fiscal 2005. The improved profits in the capacitor business were mainly due to higher volumes.

In the second quarter interest expense was $14,000 compared to $21,000 in the same period last year. There was a foreign currency loss of $24,000 in fiscal 2006 compared to no gain or loss in the same period last year.

Income before income taxes was $525,000 compared to $265,000 in the same period last year, an increase of $260,000, or 98%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the second quarter was $342,000, an increase of $170,000, or 99%, compared to the same period last year. Basic and fully diluted income per share was $.11 per share compared to $.05 per share in the first second quarter of fiscal 2005.

23

Index

Six months ended April 1, 2006

The following table compares first half year results by segment for the six months ended April 1, 2006 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Six months ended		% change due to:
	April 1, 2006	April 2, 2005	Total	Currency	Volume / other
Sales:
Controls - to external customers	$15,602	$14,860	5%	-5%	10%
Capacitors- to external customers	781	776	1%	-9%	10%
Capacitors - inter-segment	35	149	-77%	-9%	-68%
Capacitors - total	816	925	-12%	-9%	-3%
Total sales to external customers	16,383	15,636	5%	-5%	10%
Gross Profit:
Controls	6,013	5,617	7%	-7%	14%
Capacitors	351	351	-%	-9%	9%
Total	6,364	5,968	7%	-7%	14%
Selling research and administrative expenses:
Controls	5,060	5,124	-1%	-7%	6%
Capacitors	369	371	-1%	-9%	8%
Unallocated corporate expense	129	168	-23%	0%	-23%
Total	5,558	5,663	-2%	-6%	4%
Operating income:
Controls	953	493	93%	-7%	100%
Capacitors	(18)	(20)	-10%	-9%	-1%
Unallocated corporate expense	(129)	(168)	-23%	0%	-23%
Total	806	305	164%	-13%	177%
Other income and expense	(35)	(10)	250%	180%	70%
Income before income taxes	771	295	161%	-20%	181%
Income taxes	(269)	(103)	161%	-20%	181%
Net Income	$502	$192	161%	-20%	181%

Sales in the first six months ended April 1, 2006 were $16,383,000, an increase of $747,000, or 5%, compared the same period last year, when sales were $15,636,000. Foreign currency fluctuations accounted for a decrease in reported sales of $825,000, or 5%; volumes were 10% ahead of last year. Volumes in the controller business were 10% better than in the same period last year, mainly due to strong performance in the aerial lift, other electric vehicle and mining markets. Volumes in the fork lift truck and airport ground support markets were down compared to the first half of fiscal 2005. In the capacitor business, sales to external customers increased by $5,000 compared to the same period last year. Capacitor volumes in the first six months were higher by $72,000, or 9%, mainly due to improved conditions in the railway signaling market. Foreign currency fluctuations accounted for a $67,000, or 9%, decrease in reported sales of capacitors.

Revenues in the US controller business increased by 19% compared to the first half of last fiscal year. This was mainly due to strong demand in the aerial lift market. Controller volumes in foreign markets were ahead of last year’s first six months by 4%, mainly due to higher demand in the European aerial lift market, partially offset by decreased demand in the European fork lift truck market.

23

Index

Gross profit was 38.6% of sales in this period compared to 38.2 % in the comparable period in fiscal 2005. Gross profit increased by $396,000 compared to the first half of last year. The positive impacts of higher volumes and improved margins were partially offset by foreign currency fluctuations which decreased reported gross profit by $400,000, or 2.6% of sales. In the controller business warranty expense was $98,000 higher than last year mainly due to higher volumes and to increases in the warranty reserve relating to a product rectification issue at a single customer. In the controller business, gross profit increased by $396,000 compared to the second quarter of fiscal 2005 and, in the capacitor business, gross profit of $351,000 was in line with the prior year. In both business segments the main reason for the increase in gross profit was higher volumes of products shipped which was partially offset by adverse foreign currency fluctuations.

Selling, research and administrative expenses were $5,558,000, a decrease of $105,000 compared to the same period last year. Foreign currency fluctuations decreased reported operating expenses by $360,000, or 6%. Therefore, excluding the impact of currency fluctuations, operating expenses were $255,000, or 5%, higher than the same period last year. This was mainly due to increased sales, marketing, engineering and R&D expenses relating to the Company’s new product range.

Operating income for the first half of fiscal 2006 was $806,000, an increase of $501,000, or 164%, compared to the same period last year. Foreign currency fluctuations resulted in a $40,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business doubled compared to last year. The main cause of this increase in operating income was higher volumes. In the capacitor business segment there was an operating loss of $18,000 compared to a $20,000 operating loss in the first six months of fiscal 2005.

In the first half of fiscal 2006 interest expense was $35,000 compared to $27,000 in the same period last year. There was a foreign currency loss of $2,000 in fiscal 2006 compared to a gain of $16,000 in the same period last year.

Income before income taxes was $771,000 compared to $295,000 in the same period last year, an increase of
$476,000, or 161%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the first half year was $502,000, an increase of $310,000, or 161%, compared to the same period last year. Basic and fully diluted income per share increased by $.10 per share to $.16 per share compared to $.06 per share in the first half of fiscal 2005.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the second quarter of fiscal 2006 was paid on April 6, 2006, and amounted to $96,000. Cash balances at the end of the second quarter of 2006 were $1,027,000 compared to $1,130,000 on September 30, 2005, a decrease in cash of $103,000.

In the first six months of fiscal 2006 net income was $502,000, and operating activities generated $459,000 of cash. There was a decrease of $71,000 in receivables due to better collections and foreign currency fluctuations, partially offset by higher volumes. The number of days sales in receivables decreased in the first six months of fiscal 2006 from 68 days to 63 days.

Inventories increased by $1,188,000 mainly due to increased volumes and to high volumes of semi-finished product received from sub-contractors immediately before the end of the second quarter. Prepaid expense and other current assets increased by $278,000. Accounts payable increased by $1,286,000 due to both higher volumes and to the increase in inventory immediately before the end of the second quarter. Accrued expenses decreased by $140,000. Accrued income taxes decreased by $188,000, mainly due to tax payments in the first six months of fiscal 2006. Dividends for the fourth quarter of fiscal 2005 and the first quarter of 2006, which were paid during the first half year of fiscal 2006, amounted to $191,000. Capital expenditures in the first six months were $238,000. Exchange rate changes reduced cash by $133,000 in the first half of fiscal 2006.

23

Index

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. In the first six months of fiscal 2006, approximately 44% of the Company’s sales were made in US Dollars, 27% were made in British Pounds and 29% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of April 1, 2006. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. The contracts mature at varying dates from April 2006 to October 2006.

23

Index

	(in thousands, except average contract rates)
	Expected maturity or transaction date
	FY2006	FY2007	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in pounds	1,221	-	1,221	1,221
Accounts receivable in euros	2,622	-	2,622	2,622
Accounts payable in pounds	2,675	-	2,675	2,675
Accounts payable in euros	378	-	378	378
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In pounds	1,153	-	1,153	-
In Euros	1,531	-	1,531	-
Forward exchange agreements
Sell US Dollars for British Pounds	2,050	250	2,300	-*
Sell Euros for British Pounds	1,452	-	1,452	(13)*
Average contractual exchange rate	$1.73-£1	$1.73-£1	$1.73-£1
Amount recorded as other comprehensive income	$(13)	$-	$(13)	$(13)

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

Because the difference between the spot and hedged foreign exchange rates at April 1, 2006 was less than 1%, and amounted to $13,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at April 1, 2006 the risk arising from changes in interest rates was not material.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of April 1, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of April 1, 2006, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

23

Index

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual meeting held on January24, 2006 the shareholders approved the election of directors as follows:

To elect as directors for three year terms the following persons: Paul B. Rosenberg and Bernard F. Start. Mr. Rosenberg received 2,935,122 votes for and 31,921 withheld and Mr. Start received 2,957,912 votes for and 9,131 withheld. there were no abstentions or broker non-votes.

Item 6. Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC

Date: May 12, 2006	By: /s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer (Principal financial and chief accounting officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

23

Index