Form 10-Q
period 2006-07-01
TECH OPS SEVCON INC
filed 2006-08-09
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Large accelerated filer ☐  Accelerated Filer ☐  Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common stock, par value $.10	3,211,051

TECH/OPS, SEVCON LTD
FORM 10-Q
FOR THE QUARTER ENDED July 1, 2006

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	July 1, 2006	September 30, 2005
	(unaudited)	(derived from audited statements )
ASSETS
Current assets:
Cash and cash equivalents	$330	$1,130
Receivables, net of allowances for doubtful accounts of $ 161 at July 1, 2006 and $144 at September 30, 2005	6,819	6,193
Inventories	5,523	3,737
Prepaid expenses and other current assets	1,195	915
Total current assets	13,867	11,975
Property, plant and equipment:
At cost	10,308	9,593
Less: accumulated depreciation and amortization	7,130	6,557
Net property, plant and equipment	3,178	3,036
Goodwill	1,435	1,435
Total assets	$18,480	$16,446

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Due to banks	$426	$-
Accounts payable	2,840	2,599
Dividend payable	96	95
Accrued expenses	2,924	2,685
Accrued and deferred taxes on income	427	445
Total current liabilities	6,713	5,824
Deferred taxes on income	35	33
Commitments and contingencies
Stockholder equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,211,051 shares at July 1, 2006 and 3,172,051 shares at September 30, 2005	321	317
Premium paid in on common stock	4,269	4,310
Retained earnings	6,975	6,394
Unearned compensation on restricted stock	-	(180)
Cumulative other comprehensive loss	167	(252)
Total stockholder equity	11,732	10,589
Total liabilities and stockholder equity	$18,480	$16,446
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands except per share data)
	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$9,313	$8,453	$25,696	$24,089
Costs and expenses:
Cost of sales	5,761	5,293	15,780	14,961
Selling, research and administrative	2,968	2,779	8,526	8,442
	8,729	8,072	24,306	23,403
Operating income	584	381	1,390	686
Interest expense	(13)	(13)	(48)	(41)
Interest income	1	1	3	3
Foreign currency gain or (loss)	(8)	(36)	(10)	(20)
Income before income taxes	564	333	1,335	628
Income taxes	(195)	(117)	(464)	(220)
Net income	$369	$216	$871	$408
Basic income per share	$.12	$.07	$.28	$.13
Fully diluted income per share	$.12	$.07	$.28	$.13

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Nine months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$369	$216	$871	$408
Foreign currency translation adjustment	529	(568)	418	(228)
Changes in fair market value of cash flow hedges	14	(3)	1	(18)
Comprehensive income (loss)	$912	$(355)	$1,290	$162

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	July 1, 2006	July 2, 2005
Cash flow from operating activities:
Net income	$871	$408
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	469	503
Stock-based compensation	143	56
Deferred tax benefit	2	(1)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(626)	(171)
Inventories	(1,786)	371
Prepaid expenses and other current assets	(281)	(270)
Accounts payable	241	(468)
Accrued expenses	239	248
Accrued and deferred taxes on income	(18)	179
Net cash generated from (used by) operating activities	(746)	855
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(462)	(345)
Net cash used by investing activities	(462)	(345)
Cash flow used by financing activities:
Dividends paid	(287)	(284)
Exercise of stock options	9	-
Short-term bank borrowings	426	-
Net cash generated from (used by) financing activities	148	(284)
Effect of exchange rate changes on cash	260	(257)
Net decrease in cash	(800)	(31)
Beginning balance - cash and cash equivalents	1,130	905
Ending balance - cash and cash equivalents	$330	$874
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$619	$117
Cash paid for interest	$48	$41
Supplemental disclosure of non-cash financing activity:
Dividend declared	$96	$95

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements - July 1, 2006

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of July 1, 2006 and the results of operations and cash flows for the nine months ended July 1, 2006.

The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2005 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2005 to the significant accounting policies followed by Tech/Ops Sevcon.

The results of operations for the nine month periods ended July 1, 2006 and July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

(2)    New Accounting Pronouncements

The Company adopted the provisions of SFAS #123R “Share-Based Payment” effective at the beginning of fiscal 2006 using the modified prospective application transition method. Under this method the Company incurred expense relating to previously issued stock options of approximately $35,000 in the first nine months of fiscal 2006. There was no similar expense recorded in the first half of 2005 as, during that period, the Company accounted for options under APB #25. The accounting for restricted stock issued in fiscal 2005 was substantially unchanged by the application of SFAS #123R

In July 2006 the Financial Accounting Standards Board (FASB) issued Interpretation #48 “Accounting for Uncertain Tax Positions” which will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial statements.

(3)    Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan there were 71,000 shares reserved and available for grant at July 1, 2006. Recipients of grants or options must execute a standard form of non-competition agreement. This plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

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

(in thousands of dollars except per share data)
	Three months ended	Nine months ended
	July 2, 2005	July 2, 2005
Net income - As reported	$216	$408
Stock-based compensation expense determined under fair value method for all option awards (net of tax)	(11)	(39)
Net income - Pro forma	$205	$369
Basic net income per share - As reported	$.07	$.13
Basic net income per share - Pro forma	$.07	$.12
Diluted net income per share - As reported	$.07	$.13
Diluted net income per share - Pro forma	$.07	$.12

The effects of applying SFAS #123R in this pro forma disclosure are not indicative of future amounts. SFAS #123R does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

The adoption of SFAS #123R reduced net income in the first nine months of fiscal 2006 by $35,000 ($.01 per basic and diluted share). The adoption of this statement had no effect on the statement of cash flows for the nine months ended July 1, 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2006	2005
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Expected life (years)	N/A	N/A
Expected volatility	N/A	N/A

No options were granted in the first nine months of fiscal 2006 or in fiscal 2005. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the nine months ended July 1, 2006 is as follows:

	Options # of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years	)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	182,000	$9.26
Granted	-
Exercised	(2,000)	$4.37
Cancelled	(8,000)	$8.46
Outstanding at July 1, 2006	172,000	$9.35	3 years		$132,000
Exercisable at July 1, 2006	118,400	$10.41	3 years		$66,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.32 market price of the Company’s common stock at July 1, 2006. Options for 2,000 shares were exercised during the nine months ended July 1, 2006. The total intrinsic value of options exercised in fiscal 2006 was $3,000 and the proceeds received on the exercise of these options was $9,000. No options were exercised in the first nine months of last fiscal year. At July 1, 2006 there was $75,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.3 years.

In December 2005, the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $138,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $138,000 was netted off paid in surplus in stockholders equity. This unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for these employee restricted stock grants in the third quarter and first nine months of fiscal 2006 was $7,000 and $14,000 respectively, and the subsequent charge will be approximately $7,000 on a quarterly basis.

In January 2006, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2007 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $69,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and paid in surplus and the $69,000 was netted off paid in surplus in stockholders equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the third quarter and first nine months of fiscal 2006 was $17,000 and $29,000 respectively, and the subsequent charge will be approximately $17,000 on a quarterly basis.

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

Restricted stock activity for the nine months ended July 1, 2006 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2005	47,000	$6.18
Granted	37,000	$5.58
Vested	(19,000)	$6.64
Forfeited	-	N/A
Non-vested balance as of July 1, 2006	65,000	$5.70

As of July 1, 2006, there was $288,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.5 years.

The stock-based compensation expense was as follows.

	(in thousands of dollars)
	Three Months ended			Nine Months ended
		July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Stock option expense under SFAS # 123R *		$13	$-		$36	$-
Restricted stock grants:
Employees		14	9		41	21
Non-employee directors		17	14		57	35
Total stock based compensation expense		$44	$23		$134	$56
* Pro-forma expense disclosed for options accounted for under APB#25	$	N/A	$11	$	N/A	$39

Upon adoption of SFAS 123R on October 1, 2005, Unearned Compensation on Restricted Stock, which amounted to $180,000 at September 30, 2005, was deducted from Premium Paid in on Common stock.

(4)    Cash Dividends

On June 13, 2006, the Company declared a quarterly dividend of $.03 per share for the third quarter of fiscal 2006, which was paid on July 13, 2006 to stockholders of record on June 28, 2006. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)    Calculation of Earnings Per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Nine Months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$369	$216	$871	$408
Weighted average shares outstanding - basic	3,144	3,125	3,134	3,125
Basic income per share	$.12	$.07	$.28	$.13
Common stock equivalents	30	24	22	26
Weighted average shares outstanding - diluted	3,174	3,149	3,156	3,151
Diluted income per share	$.12	$.07	$.28	$.13
No of options that are anti-dilutive excluded from calculation of common stock equivalents	105	106	105	109

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

	(in thousands of dollars)
	Three months ended July 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,901	$412	$-	$9,313
Inter-segment revenues	-	18	-	18
Operating income	726	(25)	(117)	584
Identifiable assets	16,992	906	582	18,480

	Three months ended July 2, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,005	$448	$-	$8,453
Inter-segment revenues	-	40	-	40
Operating income	427	56	(102)	381
Identifiable assets	14,796	1,010	694	16,500

	Nine months ended July 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$24,503	$1,193	$-	$25,696
Inter-segment revenues	-	53	-	53
Operating income (loss)	1,679	(43)	(246)	1,390
Depreciation and amortization	427	42	-	469
Identifiable assets	16,992	906	582	18,480
Capital expenditures	396	24	-	420

	Nine months ended July 2, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$22,865	$1,224	$-	$24,089
Inter-segment revenues	-	189	-	189
Operating income (loss)	920	36	(270)	686
Depreciation and amortization	463	40	-	503
Identifiable assets	14,796	1,010	694	16,500
Capital expenditures	263	82	-	345

In the controls business segment the revenues were derived from the following products and services.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Electronic controllers for battery driven vehicles	$6,260	$5,348	$17,291	$15,906
Accessory and aftermarket products and services	2,641	2,657	7,212	6,959
Total controls segment revenues	$8,901	$8,005	$24,503	$22,865

(7)    Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Research and Development expense	$919	$879	$2,701	$2,659
Percentage of sales	9.9%	10.4%	10.5%	11.0%

Research and development expense increased by $42,000 compared to the first nine months of last fiscal year and was 5% higher than last year in the third quarter. Excluding the impact of currency fluctuations, engineering expense increased by 16 % compared to the first nine months of last year. This increase was principally due to increased internal engineering resources devoted to advanced new product development.

(8)    Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #132R.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$98	$108	$284	$329
Interest cost	241	223	698	684
Expected return on plan assets	(227)	(209)	(656)	(640)
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	14	13	40	39
Recognized net actuarial gain (loss)	-	-	-	-
Net periodic benefit cost	126	135	366	412
Net cost of defined contribution plans	$9	$7	$25	$21

Tech/Ops Sevcon contributed $609,000 to its pension plans in the nine months ended July 1, 2006 and presently anticipates contributing a further $175,000 to fund its plans in the remainder of fiscal 2006, for a total contribution of $784,000. In addition employee contributions to the UK plan were $199,000 in the first nine months and are estimated to total $269,000 in fiscal 2006.

(9)    Inventories

Inventories were comprised of:

	(in thousands of dollars)
	July 1, 2006	September 30, 2005
Raw materials	$2,666	$1,596
Work-in-process	315	174
Finished goods	2,542	1,967
	$5,523	$3,737

(10)    Accrued expenses

Set out below is an analysis of other accrued expenses at July 1, 2006 and September 30, 2005 which shows separately any items in excess of 5% of total current liabilities.

	(in thousands of dollars)
	July 1, 2006	September 30, 2005
Accrued compensation and related costs	$1,119	$1,101
Warranty reserves	522	364
Other accrued expenses	1,283	1,220
	$2,924	$2,685

(11)    Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Warranty reserves at beginning of period	$450	$404	$364	$386
Decrease in beginning balance for warranty obligations settled during the period	(81)	(64)	(299)	(290)
Other changes to pre-existing warranties	8	(7)	55	5
Net increase in warranty reserves for products sold during the period	145	88	402	320
Warranty reserves at end of period	$522	$421	$522	$421

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 63% of the Company’s sales in the current fiscal year to date. At July 1, 2006, the allowance for bad debts amounted to $161,000, which represented 2.4% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at July 1, 2006 was $924,000, or 14% of the original cost of gross inventory. At September 30, 2005 the provision was $803,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

The Company reported net income of $369,000, or $.12 per share, for the third fiscal quarter ended July 1, 2006. Net income increased by $153,000, or 71% from $216,000 in the comparable period last year. Basic and fully diluted net income was $.12 per share, an increase of $.05 per share compared with the third quarter of last year. Sales in the third quarter were 10% ahead at $9,313,000, the highest quarterly revenues recorded by the Company. Volumes shipped were 10% ahead of the prior year period, and foreign currency fluctuations had a small positive impact on reported revenues.

Operating income for the third quarter was $584,000, an increase of $203,000, or 53%, compared to the third quarter of last year. Gross profit increased by $392,000 compared to last year and was 38.1% of sales compared to 37.4% in the third quarter of last year. The increase in gross profit was mainly due to increased volumes and, to a lesser extent, due to the positive impact of foreign currency fluctuations. Operating expense for the third quarter was $189,000 higher than the same period last year.

For the nine month period, net income was 113% higher at $871,000, or $.28 per diluted share, compared to $408,000, or $.13 per diluted share last year. Revenues in the first nine months of fiscal 2006 were $25,696,000, an increase of $1,607,000, or 7%, compared to last year. Foreign currency fluctuations resulted in a $780,000 decrease in reported sales. Volumes were 10% ahead of the prior year. Gross profit increased by $788,000 due to increased volumes, partially offset by the adverse impact of foreign currency fluctuations. Operating expenses were $84,000 higher than last year, with higher spend on sales and engineering partially offset by the impact of foreign currency fluctuations. Operating income for the nine month period was $1,390,000, an increase of $704,000, or 103%, compared to $686,000, in the first nine months of the prior year. Foreign currency fluctuations increased year-to-date reported operating income by $85,000 compared to the same period last year.

    Cash balances decreased by $800,000 in the first nine months of fiscal 2006 to $330,000. Furthermore, the Company had bank borrowings in Europe of $426,000 at July 1 2006, compared to no borrowings at the beginning of fiscal 2006. Operating activities used cash of $746,000, principally due to increases in receivables and inventories partially offset by net income and higher payables. Capital expenditures used cash of $462,000 and dividend payments amounted to $287,000. Exchange rate changes increased cash by $260,000.

Results of Operations

Three months ended July 1, 2006

The following table compares third quarter results by segment for the third quarter of fiscal 2006 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes.

			% change due to:
	2006	2005	Total	Currency	Volume / other
Sales:
Controls - to external customers	$8,901	$8,005	11%	-%	11%
Capacitors- to external customers	412	448	-8%	1%	-9%
Capacitors - inter-segment	18	40	-55%	1%	-56%
Capacitors - total	430	488	-12%	1%	-13%
Total sales to external customers	9,313	8,453	10%	-%	10%
Gross Profit:
Controls	3,372	2,913	16%	5%	11%
Capacitors	180	247	-27%	1%	-28%
Total	3,552	3,160	12%	4%	8%
Selling research and administrative expenses:
Controls	2,646	2,486	6%	1%	5%
Capacitors	205	191	7%	-2%	9%
Unallocated corporate expense	117	102	15%	0%	15%
Total	2,968	2,779	7%	1%	6%
Operating income:
Controls	726	427	70%	28%	42%
Capacitors	(25)	56	-145%	10%	-155%
Unallocated corporate expense	(117)	(102)	15%	0%	15%
Total	584	381	53%	33%	20%
Other income and expense	(20)	(48)	-58%	-23%	-35%
Income before income taxes	564	333	69%	41%	28%
Income taxes	(195)	(117)	67%	40%	27%
Net Income	$369	$216	71%	41%	30%

Sales in the third fiscal quarter ended July 1, 2006 were $9,313,000 compared to $8,453,000 in the same period last year, an increase of $860,000, or 10%. Foreign currency fluctuations accounted for an increase in reported sales of $45,000 and volumes were 10% ahead of last year. Volumes in the controller business were 11% better than in the same period last year, mainly due to strong performance in the aerial lift, mining, other electric vehicle markets and airport ground support. Revenues in the fork lift truck market were down compared to the same quarter last year. In the capacitor business, sales to external customers decreased by $36,000, or 8%, compared to the same period last year. Capacitor volumes were lower by 9%, compared to the same period last year due to slow conditions in most markets. Foreign currency fluctuations accounted for a $6,000 increase in reported sales of capacitors.

Revenues in the US controller business increased by 14% compared to the third quarter of fiscal 2005. This was mainly due to increased demand in the mining and other electric vehicle markets. Controller volumes in foreign markets were ahead of last year’s third quarter by 8%, mainly due to higher demand in the European aerial lift and other electric vehicle markets, partially offset by lower demand in the fork lift truck market.

Gross profit was 38.1% of sales in this period compared to 37.4% in the comparable period in fiscal 2005. Gross profit increased by $392,000 compared to the third quarter of last year. Foreign currency fluctuations increased reported gross profit by $145,000, or 1.6 % of sales. The positive impact of higher volumes was partially offset by lower margins in the aerial lift market and increased warranty expense relating to a product rectification issue at a single customer. In the controller business, gross profit increased by $459,000 compared to the third quarter of fiscal 2005 and, in the capacitor business, gross profit was lower than the prior year by $67,000.

Selling, research and administrative expenses were $2,968,000, an increase of $189,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $20,000, or 1%. Therefore, excluding the impact of currency fluctuations, operating expenses were 6%, higher than the same period last year. This was mainly due to increased sales & marketing expense relating to the Company’s new product range.

Operating income for the third quarter was $584,000, an increase of $203,000, or 53%, compared to the same period last year. Foreign currency fluctuations resulted in a $125,000 increase in reported operating income. Excluding the currency impact, operating income for the controller business increased by $180,000, or 42%. The main cause of this increase in operating income was higher volumes. In the capacitor business segment there was an operating loss of $25,000 compared to operating income of $56,000 in the third quarter of fiscal 2005. The decreased profits in the capacitor business were mainly due to lower volumes.

In the third quarter net interest expense was $12,000 was in line with the prior year. There was a foreign currency loss of $8,000 in fiscal 2006 compared to a loss of $36,000 in the same period last year.

Income before income taxes was $564,000 compared to $333,000 in the same period last year, an increase of $231,000, or 69%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the third quarter was $369,000, an increase of $153,000, or 71%, compared to the same period last year. Basic and fully diluted income per share was $.12 per share compared to $.07 per share in the third quarter of fiscal 2005.

Nine months ended July 1, 2006

The following table compares third quarter results by segment for the nine months ended July 1, 2006 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Nine months ended		% change due to:
	July 1, 2006	July 2, 2005	Total	Currency	Volume / other
Sales:
Controls - to external customers	$24,503	$22,865	7%	-3%	10%
Capacitors- to external customers	1,193	1,224	-3%	-5%	2%
Capacitors - inter-segment	53	189	-72%	-2%	-70%
Capacitors - total	1,246	1,413	-12%	-5%	-7%
Total sales to external customers	25,696	24,089	7%	-3%	10%
Gross Profit:
Controls	9,385	8,530	10%	-3%	13%
Capacitors	531	598	-11%	-4%	-7%
Total	9,916	9,128	9%	-3%	12%
Selling research and administrative expenses:
Controls	7,706	7,610	1%	-4%	5%
Capacitors	574	562	2%	-5%	7%
Unallocated corporate expense	246	270	-9%	0%	-9%
Total	8,526	8,442	1%	-4%	5%
Operating income:
Controls	1,679	920	83%	9%	74%
Capacitors	(43)	36	N/A	N/A	N/A
Unallocated corporate expense	(246)	(270)	-9%	0%	-9%
Total	1,390	686	103%	12%	91%
Other income and expense	(55)	(58)	-5%	12%	-17%
Income before income taxes	1,335	628	113%	12%	101%
Income taxes	(464)	(220)	111%	12%	99%
Net Income	$871	$408	113%	12%	101%

Sales in the first nine months ended July 1, 2006 were $25,696,000, an increase of $1,607,000, or 7%, compared the same period last year, when sales were $24,089,000. Foreign currency fluctuations accounted for a decrease in reported sales of $780,000, or 3%; volumes were 10 % ahead of last year. Volumes in the controller business were 10% better than in the same period last year, mainly due to strong performance in the aerial lift, other electric vehicle and mining markets. Volumes in the fork lift truck market were down compared to the first nine months of fiscal 2005. In the capacitor business, sales to external customers decreased by $31,000 compared to the same period last year. Capacitor volumes in the first nine months were higher by $30,000, or 2%, mainly due to improved conditions in the railway signaling market. Foreign currency fluctuations accounted for a $61,000, or 5%, decrease in reported sales of capacitors.

Revenues in the US controller business increased by 17% compared to the first nine months of last fiscal year. This was mainly due to strong demand in the aerial lift, mining and other electric vehicle markets. Controller volumes in foreign markets were ahead of last year’s first nine months by 6%, mainly due to higher demand in the European aerial lift market, partially offset by decreased demand in the European fork lift truck market.

Gross profit was 38.6% of sales in this period compared to 37.9% in the comparable period in fiscal 2005. Gross profit increased by $788,000 compared to the same period last year. The positive impacts of higher volumes and improved margins were partially offset by foreign currency fluctuations which decreased reported gross profit by $255,000, or 1.0 % of sales. In the controller business warranty expense was $216,000 higher than last year mainly due to higher volumes and to increases in the warranty reserve relating to a product rectification issue at a single customer. In the controller business, gross profit increased by $855,000 compared to the first nine months of fiscal 2005 and, in the capacitor business, gross profit of $531,000 was $67,000 below the prior year. In the controller business segment, the positive impact of volumes increases was partially offset by adverse foreign currency fluctuations and higher warranty expense. In the capacitor business segment the main reasons for the decrease in gross profit were lower volumes of products shipped and adverse foreign currency fluctuations.

Selling, research and administrative expenses were $8,526,000, an increase of $84,000, or 1%, compared to the same period last year. Foreign currency fluctuations decreased reported operating expenses by $340,000, or 4%. Therefore, excluding the impact of currency fluctuations, operating expenses were $424,000, or 5%, higher than the same period last year. This was mainly due to increased sales, marketing, engineering and R&D expenses relating to the Company’s new product range.

Operating income for the first nine months of fiscal 2006 was $1,390,000, an increase of $704,000, or 103%, compared to the same period last year. Foreign currency fluctuations resulted in an $85,000 increase in reported operating income. Excluding the currency impact, operating income for the controller business increased by $673,000, or 73%, compared to last year. The main cause of this increase in operating income was higher volumes. In the capacitor business segment there was an operating loss of $43,000 compared to an operating profit of $36,000 in the comparable period of fiscal 2005.

In the first nine months of fiscal 2006 interest expense was $48,000 compared to $41,000 in the same period last year. There was a foreign currency exchange loss of $10,000 in fiscal 2006 compared to a loss of $20,000 in the same period last year. Interest income was in line with last year.

Income before income taxes was $1,335,000 compared to $628,000 in the same period last year, an increase of $707,000, or 113%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the third quarter was $871,000, an increase of $463,000, or 113%, compared to the same period last year. Basic and fully diluted income per share increased by $.15 per share to $.28 per share compared to $.13 per share in the first nine months of fiscal 2005.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the third quarter of fiscal 2006 was paid on July 13, 2006, and amounted to $96,000. Cash balances at the end of the third quarter of 2006 were $330,000 compared to $1,130,000 on September 30, 2005, a decrease in cash of $800,000. Furthermore, there were bank borrowings at the end of the third quarter of fiscal 2006 of $426,000 compared to no borrowings on September 30, 2005. Taking into account both cash and borrowings the net cash position decreased by $1,226,000 in the first nine months of fiscal 2006.

In the first nine months of fiscal 2006 net income was $871,000, but operating activities used $746,000 of cash. There was an increase of $626,000 in receivables due to higher volumes and foreign currency fluctuations, partially offset by better collections. The number of days sales in receivables decreased in the first nine months of fiscal 2006 from 68 days to 66 days.

Inventories increased by $1,786,000 mainly due to increased volumes and to a focus in the third quarter on improving on-time delivery to customers. Prepaid expense and other current assets increased by $281,000. Accounts payable increased by $241,000 due to both higher volumes and a decrease in the outstanding credit period to certain vendors. Accrued expenses increased by $239,000. Accrued income taxes decreased by $18,000, mainly due to tax payments in the first nine months of fiscal 2006. Dividends for the fourth quarter of fiscal 2005 and the first two quarters of 2006, which were paid during the first half year of fiscal 2006, amounted to $287,000. Capital expenditures in the first nine months were $462,000. Exchange rate changes increased cash by $260,000 in the first nine months of fiscal 2006.

The Company has no long-term debt and has overdraft facilities in the UK of approximately $1.9 million and of $200,000 in France. At the end of the third quarter the Company was using $426,000 of the UK overdraft facility. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. In the first nine months of fiscal 2006, approximately 43% of the Company’s sales were made in US Dollars, 26% were made in British Pounds and 31% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of July 1, 2006. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. The contracts mature at varying dates from July 2006 to October 2006.

	(in thousands, except average contract rates)
	Expected maturity or transaction date
	FY2006	FY2007	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in pounds	1,604	-	1,604	1,604
Accounts receivable in euros	3,097	33	3,130	3,130
Accounts payable in pounds	2,035	-	2,035	2,035
Accounts payable in euros	359	-	359	359
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In pounds	1,414	-	1,153	-
In Euros	1,622	-	1,531	-
Forward exchange agreements
Sell US Dollars for British Pounds	850	250	1,100	76*
Sell Euros for British Pounds	382	-	382	2*
Average contractual exchange rate	$ 1.73-£1	$ 1.73-£1	$ 1.73-£1
Amount recorded as other comprehensive income	$1	$-	$1	$1

*The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

Because the difference between the spot and hedged foreign exchange rates at July 1, 2006 was less than 7%, and amounted to $78,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at July 1, 2006 the risk arising from changes in interest rates was not material.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of April 1, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of July 1, 2006, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

TECH/OPS SEVCON, INC

Date: August 9, 2006	By: /s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer (Principal financial and chief accounting officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.