Form 10-K
period 2006-09-30
TECH OPS SEVCON INC
filed 2006-12-27
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
(Mark One)
    ☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006 or
    ☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐     No ☒

As of April 1, 2006, 3,209,051 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was $15,450,000. As of December 14, 2006, 3,211,051 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 23, 2007 are incorporated by reference into Part III of this report.

INDEX

ITEM

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

• General Description

Tech/Ops Sevcon, Inc. (“Tech/Ops Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 95% of the Company’s revenues are derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 17% of sales in fiscal 2006 compared to 16% in fiscal 2005 and 11% in fiscal 2004.

In fiscal 2006 sales were $34,630,000, an increase of $2,955,000, or 9%, compared to the previous year. Foreign currency fluctuations accounted for a decrease of $500,000, or 2%, in reported sales. Excluding the foreign currency impact, volumes grew by 11% compared to fiscal 2005. Most of the markets for the Company’s products are cyclical and, although several of the markets served by the Company grew in fiscal 2006, performance in the fork lift truck market declined. Operating income in fiscal 2006 was $1,844,000, compared to $999,000 in the previous year, an increase of 85%. Net income was $1,114,000, or $.35 per diluted share, compared to $641,000, or $.20 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2006 performance.

• Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $14,643,000, $12,893,000 and $10,577,000, in fiscal years 2006, 2005 and 2004, respectively, which accounted for approximately 42%, 41% and 36%, respectively, of total sales. Approximately 64% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 89% of the Company’s sales are direct to end customers, with 11% made to the Company’s international dealer network. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers.

• Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

• Backlog

Tech/Ops Sevcon's backlog at September 30, 2006 was $4,923,000, compared to $4,957,000 at September 2005 and $3,601,000 at September 2004.

• Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. However, the Company relies on certain suppliers and subcontractors for all of its requirements for certain components, subassemblies, and finished products.

• Competition

The Company has global competitors which are divisions of larger public companies, including Danaher’s Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in U.S., Italy and Slovenia, respectively, that have international operations. In addition, some large fork lift truck manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for battery operated vehicles.

• Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditures amounted to $3,582,000 in 2006, compared to $3,499,000 in 2005 and $3,952,000 in 2004. The increase in research and development spending of $83,000, or 2%, in fiscal 2006 was principally due to costs on a new product development for a specific customer partially offset by the effect of currency fluctuations.

• Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon.

• Employees and labor relations

As of September 30, 2006, the Company employed 159 full-time employees, of whom 16 were in the United States, 130 were in the United Kingdom, 10 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 12, the Company believes that the following represent the most significant risk factors for the Company:

Capital goods markets are cyclical

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and are currently showing modest growth, but demand in these markets could decrease or customers could decide to purchase alternative products. In this event the Company’s sales could decrease below its current break-even point and there is no certainty that the Company would be able to decrease overhead expenses to enable it to operate profitably.

Single source materials and sub-contractors may not meet the Company’s needs

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

Damage to the Company’s or sub-contractor’s buildings would hurt results

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

Item 2 Properties

The US subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom (UK) electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on ground leases expiring in 2068 and 2121 respectively. During fiscal 2006 the UK subsidiary sub-let approximately 11,000 square feet of unused space in one of its buildings for a five-year term expiring in 2011. The French subsidiary leases 5,000 square feet of space near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 1,000 square feet of office space in Inchon City, near Seoul, under a lease due to expire in 2007. The Japanese subsidiary leases approximately 600 square feet of office space in Tokyo, Japan under a lease due to expire in 2007. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising in the ordinary course of business, but believes that these matters will be resolved without a material effect on its financial position.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	44	President & Chief Executive Officer
Paul A. McPartlin	61	Vice President, Treasurer & Chief Financial Officer

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

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company’s Common Stock is shown below. At December 14, 2006, there were approximately 210 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2006 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share - High - Low	$6.10 4.95	$6.55 5.36	$7.36 5.95	$7.09 6.20	$7.36 4.95

2005 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share - High - Low	$6.60 5.65	$7.15 6.20	$6.30 5.10	$6.10 5.70	$7.15 5.10

Item 6 Selected Financial Data

A summary of selected financial data for the last five years is set out below:

As of September 30                                                                 (in thousands except per share data)
	2006	2005	2004	2003	2002
Net sales	$34,630	$31,675	$29,150	$23,113	$21,872
Operating income	1,844	999	972	151	45
Net income	1,114	641	611	83	57
Basic income per share	$.35	$.21	$.20	$.03	$.02
Cash dividends per share	$.12	$.12	$.12	$.12	$.30
Average shares outstanding	3,139	3,125	3,125	3,125	3,117
Stockholders’ equity	10,037	10,589	10,464	9,648	9,453
Total assets	$18,652	$16,446	$16,608	$13,784	$13,521

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks discussed in Item 1A to this Annual Report, entitled ‘Risk Factors’.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the following new accounting pronouncements in fiscal 2006. See Note (1)P. to Consolidated Financial Statements for a more detailed description of these new accounting pronouncements.

The Company adopted the provisions of SFAS #123R “Share-Based Payment” effective at the beginning of fiscal 2006 using the modified prospective application transition method. Under this method the Company incurred expense relating to previously issued stock options of approximately $46,000 in fiscal 2006. There was no similar expense recorded in fiscal 2005 because, during that period, the Company accounted for options under APB #25. The accounting for restricted stock issued in fiscal 2005 was substantially unchanged by the application of SFAS #123R.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted SFAS #158 effective on September 30, 2006.

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Annual Report. While all these significant accounting policies impact its financial condition and results of operations, certain of these policies require management to use a significant degree of judgment and/or make estimates, consistently with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgments and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management’s estimates and judgments.

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 64% of the Company’s sales. At September 30, 2006, the allowance for bad debts amounted to $141,000, which represented 2% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2006 was $923,000, or 16% of the original cost of gross inventory. At September 30, 2005, the provision was $803,000, or 18% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142. In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded that the goodwill had not been impaired. Management updated the analysis in 2005 and 2006 using similar methodologies and again concluded that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense or libiliities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. The company adopted SFAS #158 in September 2006 and recorded a liability for pension benefits of $2,886,000 on its balance sheet and a charge to comprehensive income of $1,923,000, net of tax. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2006, pension plan assets were $17,590,000, plan liabilities were $20,476,000, and the total assets of the Company were $18,652,000. Under SFAS #158 changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position. At September 30, 2006, a decrease in the assumed discount rate of 0.1% would have resulted in an increase in the liability for pension benefits of approximately $440,000.

• A) Results of Operations

2006 compared to 2005

The following table compares results, for both the controls and capacitor segments, for fiscal 2006 with the prior year, showing separately the percentage variances due to currency and volume / other.

			% change due to:
	2006	2005	Total	Currency	Volume / other
Sales
Controls - to external customers	$32,808	$30,009	9%	-2%	11%
Capacitors- to external customers	1,822	1,666	9%	-3%	12%
Capacitors - inter-segment	64	199	-68%	-2%	-66%
Capacitors - total	1,886	1,865	1%	-3%	4%
Total sales to external customers	34,630	31,675	9%	-2%	11%
Gross Profit
Controls	12,268	11,259	9%	0%	9%
Capacitors	838	777	8%	-2%	10%
Total	13,106	12,036	9%	0%	9%
Selling research and administrative expenses
Controls	10,094	9,916	2%	-2%	4%
Capacitors	770	745	3%	-2%	5%
Unallocated corporate expense	398	376	6%	0%	6%
Total	11,262	11,037	2%	-2%	4%
Operating income
Controls	2,174	1,343	62%	11%	51%
Capacitors	68	32	113%	-3%	116%
Unallocated corporate expense	(398)	(376)	6%	0%	6%
Total	1,844	999	85%	15%	70%
Other income and expense	(110)	(48)	129%	117%	12%
Income before income taxes	1,734	951	82%	10%	72%
Income taxes	(620)	(310)	100%	12%	88%
Net Income	$1,114	$641	74%	9%	65%

In fiscal 2006 sales revenues increased by $2,525,000, or 9%, to $34,630,000. In fiscal 2006 approximately 58% of the Company’s sales were made outside the United States. As the majority of foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. In Fiscal 2006 the average dollar exchange rate strengthened compared to the British Pound by 2% and by 3% compared to the Euro. As a result, foreign currency sales translated into fewer dollars. Foreign currency fluctuations accounted for a 2% decrease in reported sales, even though volumes were 11% higher than the previous year.

In the controls business segment revenues were 9% higher than in fiscal 2005, reflecting a 2% decrease due to foreign currency fluctuations and an 11% increase in volumes shipped. In the United States controller business, sales were $14,643,000 compared to $12,893,000 in 2005, an increase of 14%. Non-U.S. sales volumes in the controller businesses improved by 9% compared to last year. In the aerial lift market volumes were 20% ahead of the prior year and volumes also increased in the other electric vehicle, mining and airport ground support markets. Volumes in the fork lift truck market declined by 8% compared to fiscal 2005.

In the capacitor business segment, revenues increased by $156,000, or 9%. Capacitor volumes increased by 12% compared to last year, but were partially offset by adverse foreign currency fluctuations. This volume increase was mainly due to stronger conditions in the railway signaling market for capacitors.

Cost of sales was $21,524,000 compared to $19,639,000 in fiscal 2005, an increase of $1,885,000, or 10%. Approximately 75% of this cost of sales was denominated in British Pounds. As a result foreign currency fluctuations decreased cost of sales by $450,000, or 2%. The remaining 12% increase in cost of sales was mainly due to higher volumes. Sales mix was marginally adverse, with volume gains concentrated in the lower than average margin aerial lift market.

Gross profit was $13,106,000, or 37.8% of sales, compared to $12,036,000, or 38.0% of sales, in fiscal 2005. Foreign currency fluctuations adversely impacted the gross profit percentage by $50,000, or 0.1%, with adverse sales mix the main cause of the remaining 0.1% decrease in the gross profit percentage. In the controls segment, gross profit of $12,268,000 was 9% ahead of last year; this compared to an increase in volumes of 11%. In the capacitor segment gross profit was $838,000, an increase of $61,000, or 8% compared to fiscal 2005. Capacitor business gross profit was 44.4% of sales in the current year compared to 41.7% of sales in fiscal 2005. The increase in capacitor business gross profit was mainly due to increased volumes.

Selling, research and administrative expenses (operating expenses) were $11,262,000, an increase of $225,000, or 2%, compared to fiscal 2005. Foreign currency fluctuations reduced reported operating expenses by $200,000, or 2%. Excluding the currency impact, operating expenses increased by $455,000, or 4%. In fiscal 2006, expenditure on new product engineering increased by $156,000, before the impact of currency fluctuations. Spending on sales and marketing resources in fiscal 2006, mainly to support the introduction of new products, increased by $264,000, before the impact of currency fluctuations. In fiscal 2006 the Company set up a subsidiary in Tokyo, Japan to improve service to customers in the Japanese market. Included in administrative expense was a charge of $175,000 in 2006 compared to $87,000 in fiscal 2005, relating to equity compensation expense. This included restricted stock granted to employees and directors and expensing options under SFAS #123R in 2006, which were previously accounted for under APB #25, under which no expense was recorded. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses	(in thousands of dollars)
Reported expense in fiscal 2006	$11,262
Reported expense in fiscal 2005	11,037
Increase in expense	225
Increase (decrease) due to:
Effect of exchange rate changes	(200)
Additional engineering expense, net of currency effect	156
Additional sales and marketing expense, net of currency effect	264
Increased cost of equity compensation in 2006	88
Net other operating expense decreases	(108)
Total increase in selling research and administrative expenses in fiscal 2006	225

Operating income was $1,844,000 compared to $999,000 in fiscal 2005, an increase of $845,000, or 85%. Foreign currency fluctuations increased operating income by $150,000 in fiscal 2006. Excluding the currency effect, operating income increased by 70% compared to fiscal 2005, mainly due to increased volumes. In the controller business, and excluding the currency impact, operating income was 51% ahead of the prior year. Capacitor business operating income increased by 113% to $68,000 compared to $32,000 in fiscal 2005, mainly due to higher volumes.

Other expense was $110,000 in fiscal 2006 compared to $48,000 in the previous year. Interest expense increased by $8,000 to $64,000 and interest income in 2006 was $2,000 higher at $6,000. There was a foreign currency loss of $52,000 in 2006 compared to a foreign currency gain of $4,000 in 2005.

Income before income taxes was $1,734,000 compared to $951,000 in 2005, an increase of $783,000, or 82%. Foreign currency fluctuations increased pre tax income by $94,000 in fiscal 2006. Pre-tax income, before the effect of currency fluctuations, was 72% ahead of the prior year. Income taxes were 35.8% of pre-tax income compared to 32.6% in fiscal 2005. The higher tax rate was mainly due to a change in the deferred tax valuation allowance relating to foreign tax credits. Net income was $1,114,000, an increase of $473,000, or 74%, compared to $641,000 last year. Basic income per share was $.35 per share in 2006 compared to $.21 in fiscal 2005, an increase of 67%. Diluted income per share was $.35 per share in fiscal 2006, an increase of $.15 per share compared to last year.

2005 compared to 2004

The following table compares results, for both the controls and capacitor segments, for fiscal 2005 with the prior year, showing separately the percentage variances due to currency and volume / other.

			% change due to:
	2005	2004	Total	Currency	Volume / other
Sales
Controls - to external customers	$30,009	$27,101	11%	2%	9%
Capacitors- to external customers	1,666	2,049	-19%	2%	-21%
Capacitors - inter-segment	199	218	-9%	2%	-11%
Capacitors - total	1,865	2,267	-18%	2%	-20%
Total sales to external customers	31,675	29,150	9%	2%	7%
Gross Profit
Controls	11,259	10,546	7%	-1%	8%
Capacitors	777	999	-22%	2%	-24%
Total	12,036	11,545	4%	-1%	5%
Selling research and administrative expenses
Controls	9,916	9,572	4%	1%	3%
Capacitors	745	704	6%	2%	4%
Unallocated corporate expense	376	297	27%	0%	27%
Total	11,037	10,573	4%	2%	2%
Operating income
Controls	1,343	974	38%	-25%	63%
Capacitors	32	295	-89%	1%	-90%
Unallocated corporate expense	(376)	(297)	27%	0%	27%
Total	999	972	3%	-24%	27%
Other income and expense	(48)	(54)	-11%	-56%	45%
Income before income taxes	951	918	4%	-23%	27%
Income taxes	(310)	(307)	1%	-22%	23%
Net Income	$641	$611	5%	-23%	28%

In fiscal 2005 sales increased by $2,525,000, or 9%, to $31,675,000. Approximately 59% of the Company’s sales were made outside of the United States. Because these foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. The Dollar weakened compared to the British Pound in 2005 and the net effect of these changes in average foreign currency exchange rates was devaluation in the average exchange rate of the Dollar compared to the British pound of 3%. As a result, foreign currency fluctuations accounted for a 2% increase in reported sales, while volumes were 7% higher than the previous year.

In the controls business segment revenues were 11% higher than in fiscal 2004, including a 2% increase due to foreign currency fluctuations and a 9% increase in volumes shipped. In the United States controller business, sales were $12,893,000 compared to $10,577,000 in 2004, an increase of 22%. Sales volumes in the foreign controller businesses improved by 4% compared to the previous year. In the aerial lift market volumes were 45% ahead of the prior year and volumes also increased in the mining and other electric vehicle markets. Volumes in the fork lift truck and airport ground support markets declined compared to fiscal 2004.

In the capacitor business segment sales were down by $383,000, or 19%. Due to difficult market conditions, particularly in specialist audio and railway signaling markets for capacitors, volumes were down by 21% compared to fiscal 2004, but were partially offset by positive foreign currency fluctuations.

Cost of sales was $19,639,000 compared to $17,605,000 in fiscal 2004, an increase of $2,034,000, or 12%. Approximately 80% of this cost of sales was denominated in British pounds. As a result foreign currency fluctuations increased cost of sales by $720,000, or 4%. The remaining 8% increase in cost of sales was mainly due to higher volumes. Sales mix was adverse; with volume gains concentrated in the lower than average margin aerial lift market and sales decreases in some of the more profitable market segments. Within each major market segment a year-to-year comparison revealed improved percentage margins.

Gross profit was $12,036,000, or 38.0% of sales, compared to $11,545,000, or 39.6% of sales in fiscal 2004. Foreign currency fluctuations adversely impacted the gross profit percentage by 0.5% with adverse sales mix the main cause of the remaining 1.1% decrease in the gross profit percentage. This was offset slightly by the positive margin impact of a refined calculation of overheads in inventory in connection with the implementation of a new ERP computer system. In the controls segment gross profit of $11,259,000 was 7% ahead of the prior year, and after adjusting for currency fluctuations increased by 8% compared to an increase in volumes of 9%. In the capacitor segment gross profit was $777,000, a decrease of $222,000, or 22% compared to fiscal 2004. Capacitor business gross profit was 41.7% of sales in fiscal 2005 compared to 44.1% of sales in the prior year. Lower volumes, foreign exchange fluctuations and sales mix all contributed to decrease the capacitor segment gross profit percentage.

Selling, research and administrative expenses (operating expenses) were $11,037,000, an increase of $464,000, or 4%, compared to fiscal 2004. Foreign currency fluctuations increased reported operating expenses by $210,000, or 2%. Excluding the currency impact, operating expenses increased by $254,000. In fiscal 2005 the Company reduced its spending on engineering consultancy by $915,000, as development of advanced new products was completed and these products moved into the testing and customer prototyping phases. To support these new product activities internal engineering resources were increased resulting in higher spending on in-house engineering of $379,000, excluding the impact of currency fluctuations. Spending on sales and marketing resources in fiscal 2005, mainly to support the introduction of these new products, increased by $450,000, before the impact of currency fluctuations. Included in administrative expense was a charge of $87,000 relating to restricted stock granted to employees and directors in fiscal 2005. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses	(in thousands of dollars)
Reported expense in fiscal 2005	$11,037
Reported expense in fiscal 2004	10,573
Increase in expense	464
Increase (decrease) due to:
Effect of exchange rate changes	210
Lower engineering consultancy costs in fiscal 2005, net of currency effect	(915)
Additional internal engineering expense, net of currency effect	379
Additional sales and marketing expense, net of currency effect	450
Charge for restricted stock grants in fiscal 2005	87
Other increases in operating expense - net,	253
Total increase in selling research and administrative expenses in fiscal 2005	464

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

• B) Liquidity and Capital Resources

The Company’s cash flow from operating activities for fiscal 2006 was $950,000 compared to $1,324,000 in the prior fiscal year. Acquisitions of property, plant and equipment amounted to $706,000 compared to $571,000 in fiscal 2005. Quarterly dividend payments were at the rate of $.03 per share throughout both fiscal 2006 and 2005. In fiscal 2006 dividend payments amounted to $384,000 compared to $379,000 in 2005 Exchange rate changes increased cash by $292,000 in fiscal 2006 compared to a decrease of $149,000 last year. In fiscal 2006 cash balances increased by $160,000, compared to an increase of $225,000 in 2005. The main changes in operating assets and liabilities in fiscal 2006 were an increase in inventories of $980,000, and lower accounts payable of $202,000. Accounts receivable decreased by $6,000, accrued expenses increased by $16,000 and accrued income taxes were $34,000 higher than last year.

In September 2006 the Company adopted the provisions of SFAS #158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This did not impact on liquidity but did result in a decrease in stockholders’ equity of $1,923,000 as the funded status of the Company’s pension plans was recorded in the balance sheet.

The Company has no long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $2,055,000 and in France of $127,000. These facilities were unused at September 30, 2006 and September 30, 2005. The UK overdraft facilities are secured by all of the Company’s assets in the UK and are due for renewal in September 2007 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2007 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 30, 2006 the Company’s cash balances were $1,290,000 and there was no short-term or long-term debt. The Company has, since January 1990, maintained a program of regular cash dividends. The dividends amounted to $96,000 per quarter in fiscal 2006. In the opinion of management, the Company’s requirements for working capital to meet future business growth can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. The Company’s capital expenditures are not expected, on average over a two to three year period, to exceed the depreciation charge which over the last three fiscal years averaged $649,000. There were no significant capital expenditure commitments at September 30, 2006. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

• D) Contractual Obligations

Set out below are the Company’s contractual obligations at September 30, 2006:
	(in thousands of dollars)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,583	224	412	412	1,535
Purchase Obligations	2,633	2,633	-	-	-
Other long term liabilities	56	-	-	56	-
Total	$5,272	$2,857	$412	$468	$1,535

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Notes (1)J and (5) to the Company’s Consolidated Financial Statements included under Item 8 and other risks are described under the caption Risk Factors in Item 1A above.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In fiscal 2006 approximately 42% of the Company’s sales were made in US Dollars, 15% were made in British Pounds and 43% were made in Euros. The majority of the Company’s products are assembled in the United Kingdom and approximately 75% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is subject to fluctuations in foreign currency exchange rates.

Where appropriate, the Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are contained in Note (1) J. to the Company’s consolidated financial statements included under Item 8.

Because the difference between the spot and hedged foreign exchange rates at September 30, 2006 was 8%, and amounted to $19,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2006 the risk arising from changes in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2006 and 2005
(in thousands of dollars except per share data)
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$1,290	$1,130
Receivables, net of allowances for doubtful accounts of $141 in 2006 and $144 in 2005	6,187	6,193
Inventories	4,717	3,737
Prepaid expenses and other current assets	847	915
Total current assets	13,041	11,975
Property, plant and equipment, at cost:
Land and improvements	26	25
Buildings and improvements	2,256	2,139
Equipment	8,215	7,429
	10,497	9,593
Less: accumulated depreciation and amortization	7,202	6,557
Net property, plant and equipment	3,295	3,036
Long-term deferred tax asset	881	-
Goodwill	1,435	1,435
Total assets	$18,652	$16,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,397	$2,599
Dividend payable	96	95
Accrued expenses	2,701	2,685
Accrued taxes on income	479	445
Total current liabilities	5,673	5,824
Deferred taxes on income	-	33
Liability for pension benefits	2,886	-
Other long term liabilities	56	-
Total liabilities	8,615	5,857
Commitments and contingencies (note 5)
Stockholders’ equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding
3,211,051 shares in 2006 and 3,172,051 shares in 2005	321	317
Premium paid in on common stock	4,309	4,310
Retained earnings	7,123	6,394
Unearned compensation on restricted stock	-	(180)
Cumulative other comprehensive loss	(1,716)	(252)
Total stockholders’ equity	10,037	10,589
Total liabilities and stockholders’ equity	$18,652	$16,446

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2006, 2005 and 2004
(in thousands except per share data)
	2006	2005	2004
Net sales	$34,630	$31,675	$29,150
Cost of sales	21,524	19,639	17,605
Gross profit	13,106	12,036	11,545
Selling, research and administrative expenses	11,262	11,037	10,573
Operating income	1,844	999	972
Interest expense	(64)	(56)	(29)
Interest income	6	4	1
Foreign currency gain or (loss)	(52)	4	(26)
Income before income taxes	1,734	951	918
Income taxes	(620)	(310)	(307)
Net income	$1,114	$641	$611
Basic income per share	$.35	$.21	$.20
Diluted income per share	$.35	$.20	$.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2006, 2005 and 2004
(in thousands of dollars)
	2006	2005	2004
Net income	$1,114	$641	$611
Foreign currency translation adjustment	459	(208)	574
Changes in fair market value of cash flow hedges	-	(15)	6
Comprehensive income	$1,573	$418	$1,191

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2006, 2005 and 2004
(in thousands of dollars except per share data)
	Common stock	Premium paid in on common stock	Retained earnings	Unearned compensation on restricted stock	Cumulative other comprehensive income (loss )	Total stockholders’ equity
Balance September 30, 2003	$313	$4,047	$5,897	$-	$(609)	$9,648
Net income	-	-	611	-	-	611
Dividends ($.12 per share)	-	-	(375)	-	-	(375)
Currency translation adjustment	-	-	-	-	574	574
Change in fair market value of cash flow hedge	-	-	-	-	6	6
Balance September 30, 2004	313	4,047	6,133	-	(29)	10,464
Net income	-	-	641	-	-	641
Dividends ($.12 per share)	-	-	(380)	-	-	(380)
Currency translation adjustment	-	-	-	-	(208)	(208)
Change in fair market value of cash flow hedge	-	-	-	-	(15)	(15)
Issuance of restricted stock	4	263	-	(267)	-	-
Restricted stock expense	-	-	-	87	-	87
Balance September 30, 2005	317	4,310	6,394	(180)	(252)	10,589
Net income	-	-	1,114	-	-	1,114
Dividends ($.12 per share)	-	-	(385)	-	-	(385)
Currency translation adjustment	-	-	-	-	459	459
Reclassification of unearned compensation on adoption of SFAS #123R	-	(180)	-	180	-	-
Issuance of restricted stock	4	(4)	-	-	-	-
Exercise of stock options	-	8	-	-	-	8
Equity compensation expense	-	175	-		-	175
Pension liability adjustment to initially apply SFAS #158, net of tax benefit of $849	-	-	-	-	(1,923)	(1,923)
Balance September 30, 2006	$321	$4,309	$7,123	$-	$(1,716)	$10,037

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2006, 2005 and 2004
(in thousands of dollars)
	2006	2005	2004
Cash flow from operating activities:
Net income	$1,114	$641	$611
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	657	661	630
Stock-based compensation	175	87	-
Deferred tax provision (benefit)	64	(6)	(41)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	6	(84)	(1,971)
Inventories	(980)	306	(44)
Prepaid expenses and other current assets	10	(21)	(138)
Accounts payable	(202)	(401)	1,511
Accrued expenses	16	144	218
Accrued taxes on income	34	(2)	295
Proceeds of rental deposit	56	-	-
Net cash generated from operating activities	950	1,324	1,071
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(706)	(571)	(628)
Net cash used by investing activities	(706)	(571)	(628)
Cash flow used by financing activities:
Dividends paid	(384)	(379)	(375)
Exercise of stock options	8	-	-
Net cash used by financing activities	(376)	(379)	(375)
Effect of exchange rate changes on cash	292	(149)	313
Net increase in cash	160	225	381
Beginning balance - cash and cash equivalents	1,130	905	524
Ending balance - cash and cash equivalents	$1,290	$1,130	$905
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$650	$354	$44
Cash paid for interest	$64	$56	$29
Supplemental disclosure of non-cash financing activity:
Dividend declared	$96	$95	$94

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

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company’s only post shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:

(in thousands of dollars)
	2006	2005
Warranty reserves at beginning of year	$364	$386
Decrease in beginning balance for warranty obligations settled during the year	(329)	(338)
Other changes to pre-existing warranties	4	5
Net increase in warranty reserves for products sold during the year	325	311
Warranty reserves at end of year	$364	$364

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,582,000 in 2006, $3,499,000 in 2005 and $3,952,000 in 2004. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 10% of sales in 2006 compared to 11.0% in 2005 and 13.6% in 2004.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

SFAS #123 “Accounting for Stock-Based Compensation”, as amended by SFAS #148 “Accounting for Stock-Based Compensation - Transition and Disclosure” and replaced by SFAS 123R “Share-Based Payment”, defined a fair value based method of accounting for employee stock options or similar equity instruments and encouraged all entities to adopt that method of accounting. However, it also allowed an entity to continue to measure compensation costs using the method of accounting prescribed by APB #25 “Accounting for Stock Issued to Employees”, until SFAS #123R became effective in fiscal 2006. Prior to fiscal 2006, the Company accounted for its stock-based compensation plans under APB #25, under which no compensation cost was recognized. The Company has not restated prior periods to reflect this change in accounting. Had compensation cost for these plans been determined consistent with SFAS #123, the Company’s net income and earnings per share would have equaled the following pro forma amounts for the prior two fiscal years:

 (in thousands of dollars except per share data)
	2005	2004
Net income - As reported	$641	$611
Pro-forma effect of expensing stock options (net of tax)	$(52)	$(66)
Net income - Pro forma	$589	$545
Basic net income per share - As reported	$.21	$.20
Basic net income per share - Pro forma	$.19	$.17
Diluted net income per share - As reported	$.20	$.19
Diluted net income per share - Pro forma	$.19	$.17

The adoption of SFAS #123R reduced net income in fiscal 2006 by $46,000 ($.01 per basic and diluted share). The adoption of this statement had no effect on the statement of cash flows for fiscal 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in fiscal 2006, 2005 or 2004 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the fiscal 2006 is as follows:

	Options # of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years	)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	182,000	$9.26
Granted	-
Exercised	(2,000)	$4.37
Cancelled	(8,000)	$8.46
Outstanding at September 30, 2006	172,000	$9.35	3 years		$175,000
Exercisable at September 30, 2006	118,900	$10.39	3 years		$88,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.92 market price of the Company’s common stock at September 30, 2006. Options for 2,000 shares were exercised during fiscal 2006. The total intrinsic value of options exercised in fiscal 2006 was $3,000 and the proceeds received on the exercise of these options were $8,000. No options were exercised in last fiscal year. At September 30, 2006 there was $67,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3 years.

In December 2005, the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $122,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $122,000 was netted off paid in surplus in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for these employee restricted stock grants in fiscal 2006 was $18,000, and the subsequent charge will be approximately $24,000 per year.

In January 2006, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2007 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $69,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and paid in surplus and the $69,000 was netted off paid in surplus in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in fiscal 2006 was $46,000 and the remaining $23,000 will be charged to income in next fiscal year.

In fiscal 2005 the Company granted 35,000 shares of restricted stock to five employees which will vest in five equal annual installments and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2006 annual meeting. The charge to income in fiscal 2006 relating to these grants was $66,000 and the subsequent charge will be approximately $38,000 per year.

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

Restricted stock activity for fiscal 2006 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2005	47,000	$6.18
Granted	37,000	$5.58
Vested	(19,000)	$6.64
Forfeited	-	N/A
Non-vested balance as of September 30, 2006	65,000	$5.70

As of September 30, 2006, there was $241,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.6 years.

The stock-based compensation expense in the last three fiscal years was as follows:
(in thousands of dollars)
		2006	2005	2004
Stock option expense under SFAS # 123R *		$46	$-	$-
Restricted stock grants:
Employees		$55	$30	$-
Non-employee directors		$74	$57	$-
Total stock based compensation expense		$175	$87	$-
* Pro-forma expense disclosed for options accounted for under APB#25	$	N/A	$52	$66

F. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. See Note 4.

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2006 was $923,000, or 16% of the original cost of gross inventory. At September 30, 2005 the provision was $803,000, or 18% of gross inventory. Inventories were comprised of:

(in thousands of dollars)
	2006	2005
Raw materials	$2,195	$1,596
Work-in-process	119	174
Finished goods	2,403	1,967
	$4,717	$3,737

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of cumulative other comprehensive income in stockholders' equity in the balance sheet. Foreign currency transaction gains and losses are included in costs and expenses.

J. Derivative instruments and hedging

The Company accounts for derivative instruments and hedging under SFAS #133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. Approximately 42% of the Company’s sales are made in US Dollars, 15% are made in British Pounds and 43% are made in Euros. Approximately 75% of the Company’s cost of sales is incurred in British Pounds. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of US Dollar, the British Pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational (“cash-flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2006, the Company had effectively hedged approximately 2% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2006 and 2005. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:

(in thousands, except average contract rates)
		2006			2005
		Notional Amount	Average Contract Rate		Notional Amount	Average Contract Rate
Sell Euros for British Pounds Sell US Dollars for British Pounds	$ $	- 250	- $1.73 = £1	$ $	- 1,050	- $1.80 = £1
Total		$250			$1,050
Estimated fair value *		$19			$(21)
Amount recorded as other comprehensive income		$-			$-

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

L. Earnings per share

Basic and diluted net income per common share for the three years ended September 30, 2006 are calculated as follows:

(in thousands except per share data)
	2006	2005	2004
Net income	$1,114	$641	$611
Weighted average shares outstanding	3,139	3,125	3,125
Basic income per share	$.35	$.21	$.20
Common stock equivalents	27	27	22
Average common and common equivalent shares outstanding	3,166	3,152	3,147
Diluted income per share	$.35	$.20	$.19

For the years ended 2006, 2005 and 2004 respectively, approximately 100,000, 105,000 and 106,000 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2006, approximates fair value due to the short-term nature of these instruments.

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

In accordance with SFAS #142 “Goodwill and Other Intangible Assets” the Company performs an annual assessment of goodwill impairment and has determined that goodwill has not been impaired.

P. New Accounting Pronouncements

The Company adopted the provisions of SFAS #123R “Share-Based Payment” effective at the beginning of fiscal 2006 using the modified prospective application transition method. Under this method the Company incurred expense relating to previously issued stock options of approximately $46,000 in fiscal 2006. There was no similar expense recorded in fiscal 2005 as, during that period, the Company accounted for options under APB #25. The accounting for restricted stock issued in fiscal 2005 will be substantially unchanged by the application of SFAS #123R

In July 2006 the Financial Accounting Standards Board (FASB) issued Interpretation #48 “Accounting for Uncertain Tax Positions” which will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning October 1, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. Implementation of these provisions of SFAS #158 are required for fiscal years ending after December 15 2006 and early adoption is encouraged. The Company has decided to adopt SFAS #158 effective on September 30, 2006. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. See note 7 to these consolidated financial statements for details of the impact of this on the Company’s financial statements.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

The company issued 47,000 shares of restricted common stock to employees and directors in fiscal 2005 and a further 37,000 shares of restricted common stock in fiscal 2006.

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 71,000 shares reserved and available for grant at September 30, 2006. No options were granted or exercised in fiscal 2006, 2005 or 2004.

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

Option transactions under the plans for the three years ended September 30, 2006 were as follows:

	Shares under option	Weighted average exercise price
Outstanding at September 30, 2003	193,000	$9.29
Cancelled in 2004	(5,000)	$4.37
Outstanding at September 30, 2004	188,000	$9.42
Cancelled in 2005	(6,000)	$14.48
Outstanding at September 30, 2005	182,000	$9.26
Exercised in 2006	(2,000)	$4.37
Cancelled in 2006	(8,000)	$8.46
Outstanding at September 30, 2006	172,000	$9.35
Exercisable at September 30, 2006	118,900	$10.39

Details of options outstanding at September 30, 2006 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$ 4.37 - $ 6.56	72,000	6 years
$ 6.57 - $ 9.85	10,000	5 years
$ 9.86 - $14.79	70,000	2 years
$ 14.80 - $22.20	20,000	1 years
	172,000	3 years

In December 2005, the Company granted 25,000 shares of restricted stock to three employees that will vest in five equal annual installments providing that the grantee remains an employee of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $122,000 based on the fair market value of the stock on date of issue and estimated forfeitures of 4% per year. The estimated forfeitures are based on the historical rate of turnover of the relevant group of employees. This amount was credited to common stock and paid in surplus and the $122,000 was netted off paid in surplus in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for these employee restricted stock grants in 2006 was $18,000.

In January 2006, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2007 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $69,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and paid in surplus and the $69,000 was netted off paid in surplus in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in fiscal 2006 was $46,000.

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

Restricted stock transactions under the plans for the three years ended September 30, 2006 were as follows:
(in thousands of shares)
	2006	2005	2004
Beginning Balance - Non-vested	47	-	-
Granted to employees - 5 year vesting	25	35	-
Granted to non-employee directors - 1 year vesting	12	12	-
Vested	(19)	-	-
Forfeited	-	-	-
Ending Balance - Non-vested	65	47	-
Weighted-average fair value for shares granted during the year	$5.58	$6.18	$-

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:
(in thousands of dollars)
	2006	2005	2004
Domestic	$(87)	$1	$5
Foreign	1,821	950	913
	$1,734	$951	$918

The components of the provision / (benefit) for income taxes for the years ended September 30, 2006, 2005 and 2004 are as follows:
(in thousands of dollars)
		2006
	Current	Deferred	Total
Federal	$77	$(45)	$32
State	21	(1)	20
Foreign	504	65	569
	$601	$19	$620
		2005
	Current	Deferred	Total
Federal	$24	$(32)	$(8)
State	7	8	15
Foreign	338	(35)	303
	$369	$(59)	$310
	Current	2004
		Deferred	Total
Federal	$26	$(25)	$1
State	21	(5)	16
Foreign	299	(9)	290
	$346	$(39)	$307

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:
(in thousands of dollars)
	2006	2005	2004
Statutory Federal income tax rate	34%	34%	34%
Computed tax provision at statutory rate	$590	$323	$312
Increases (decreases) resulting from:
Foreign tax rate differentials	(53)	(20)	(28)
State taxes net of federal tax benefit	13	(7)	1
Change in deferred tax valuation allowance	58	7	(15)
Foreign tax credits and other	12	7	37
Income tax provision in the Statement of Income	$620	$310	$307

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2006 and 2005 are as follows:

(in thousands of dollars)
		2006
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals (prepaid)	$83	$233	$28	$687
Inventory basis differences	58	-	58	-
Warranty reserves	45	-	-	-
Foreign tax credit carry forwards	189	-	-	-
Accrued compensation expense	196	-	-	-
Other (net)	34	-	2	-
	605	233	88	687
Liabilities:
Property basis differences	-	(22)	-	(17)
Net asset (liability)	605	211	88
Valuation allowance	(189)	-	-	-
Net deferred tax asset (liability)	$416	$211	$88	$670
		2005
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals (prepaid)	$274	$-	$22	$-
Inventory basis differences	49	-	30	-
Warranty reserves	42	-	-	-
Foreign tax credit carry forwards	150	-	-	-
Accrued compensation expense	69	-	-	-
Other (net)	57	-	1	-
	641	-	53	-
Liabilities:
Property basis differences	-	-	-	(33)
Net asset (liability)	641	-	53	(33)
Valuation allowance	(131)	-	-	-
Net deferred tax asset (liability)	$510	$-	$53	$(33)

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2006 and 2005, showing separately any items in excess of 5% of total current liabilities, was as follows:

(in thousands of dollars)
	2006	2005
Accrued compensation and related costs	$1,047	$1,101
Warranty reserves	364	364
Other accrued expenses	1,290	1,220
	$2,701	$2,685

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

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2006 was $212,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2007 - $224,000; 2008 - $206,000; 2009 - $206,000; 2010 - $206,000; 2011 - $206,000 and $1,535,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $224,000 in 2006, $214,000 in 2005, and $207,000 in 2004.

The UK subsidiaries of the Company have given to a bank a security interest in all of their assets as security for overdraft facilities of $2,055,000. There were no amounts outstanding on the overdraft facilities at September 30, 2006 or 2005.

(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan.. The Company uses a September 30 measurement date for its pension plans.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. Implementation of these provisions of SFAS #158 is required for fiscal years ending after December 15, 2006 and early adoption is encouraged. The Company adopted SFAS #158 effective on September 30, 2006. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. As stated above the Company already measures plan assets and liabilities as of September 30, therefore this provision will not impact the Company. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon:

(in thousands of dollars)
	2006		2005
Change in benefit obligation:
Benefit obligation at beginning of year	$15,910		$14,418
Service cost	393		419
Interest cost	972		867
Plan participants contributions	269		234
Actuarial (gain) loss	2,209		514
Benefits paid	(58)		(252)
Foreign currency exchange rate changes	781		(290)
Benefit obligation at end of year	20,476		15,910
Change in plan assets:
Fair value of plan assets at beginning of year	14,210		12,899
Return on plan assets	1,575		1,148
Employer contributions	871		444
Plan participants contributions	269		234
Benefits paid	(58)		(252)
Foreign currency exchange rate changes	723		(263)
Fair value of plan assets at end of year	17,590		14,210
Funded status	(2,886)		(1,700)
Unrecognized transition obligation (asset)	n/a		(3)
Unrecognized prior service cost	n/a		593
Unrecognized net actuarial (gain) loss	n/a		629
Accrued benefit cost	n/a		(481)
Liability for pension benefits recorded in the balance sheet	$(2,886)	$	N/A

The changes in the balance sheet at September 30, 2006 arising from the adoption of SFAS #158 are set out below:
(in thousands of dollars)
	Before implementation of SFAS #158	Change due to SFAS #158	After implementation of SFAS #158
ASSETS
Prepaid expense and other current assets	$1,290	$(443)	$847
Total current assets	13,484	(443)	13,041
Long-term deferred tax asset	-	881	881
Total assets	18,214	438	18,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	3,102	(401)	2,701
Total Current liabilities	6,074	(401)	5,673
Deferred taxes on income	124	(124)	-
Liability for pension benefits	-	2,886	2,886
Cumulative other comprehensive income	207	(1,923)	(1,716)
Total Stockholders’ equity	11,960	(1,923)	10,037
Total liabilities and stockholders’ equity	18,214	438	18,652

The decline in the funded status of the pension plans during fiscal 2006 was mainly due to a decrease from 5.8% to 5.2% in the discount rate for the UK plan, partially offset by better than assumed return on plan assets in the UK plan.

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.
(in thousands of dollars)
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$382	$434	$443
Interest cost	942	901	840
Expected return on plan assets	(886)	(845)	(844)
Amortization of transition obligation	(2)	(2)	(2)
Amortization of prior service cost	54	55	54
Recognized net actuarial gain (loss)	-	-	-
Net periodic benefit cost	$490	$543	$491
Net cost of defined contribution plans	$35	$29	$28

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2006 and 2005 were as set out below:

	2006	2005
Plan obligations:
Discount rate	5.27%	5.80%
Rate of compensation increase	3.98%	3.93%
Net periodic benefit cost:
Discount rate	5.27%	6.02%
Expected long term return on plan assets	6.04%	6.05%
Rate of compensation increase	3.98%	4.23%

The reductions in these assumptions reflect actuarial advice and changing market conditions and experience.

The weighted average asset allocations by asset category are set out below for both the UK and US plans:
(percentage of total assets)
		2006			2005
	US Plan	UK Plan	Total	US Plan	UK Plan	Total
Equity securities	39%	43%	42%	40%	30%	31%
Debt securities	56%	36%	38%	56%	49%	50%
Real estate	-	17%	16%	-	18%	16%
Other	5%	4%	4%	4%	3%	3%
Total	100%	100%	100%	100%	100%	100%

For the US plan the target asset allocations are 40% - 45% equity securities and 55% - 60% debt securities. The UK plan is invested in an insurance company with-profits unit fund which holds various investments as decided by the insurance company’s fund manager, who is responsible for the asset allocation within the fund. The asset allocations of the insurance company with-profits units are included in the table above.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current asset allocation, with a small reduction in the expected rate to reflect the conservative nature of the distributions from the insurance company with profits unit fund.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:
(in thousands of dollars)
2007	$82
2008	108
2009	146
2010	187
2011	285
2012 - 2016	3,025

In fiscal 2007 it is estimated that the Company will make contributions to the plans of $750,000, and that there will be employee contributions to the UK plan of $280,000.

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

(in thousands of dollars)
			2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$32,808	$1,822	$-	$34,630
Inter-segment revenues	-	64	-	64
Operating income	2,174	68	(398)	1,844
Depreciation and amortization	586	71	-	657
Identifiable assets	17,121	1,097	434	18,652
Capital expenditures	664	42	-	706
			2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$30,009	$1,666	$-	$31,675
Inter-segment revenues	-	199	-	199
Operating income	1,343	32	(376)	999
Depreciation and amortization	611	50	-	661
Identifiable assets	14,948	951	547	16,446
Capital expenditures	536	35	-	571
			2004
	Controls	Capacitors	Corporate	Total
Sales to external customers	$27,101	$2,049	$-	$29,150
Inter-segment revenues	-	218	-	218
Operating income	974	295	(297)	972
Depreciation and amortization	580	50	-	630
Identifiable assets	14,938	1,026	644	16,608
Capital expenditures	612	16	-	628

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.
(in thousands of dollars)
	2006	2005	2004
Sales:-
US sales	$14,643	$12,893	$10,577
Foreign sales:
United Kingdom	10,702	9,477	13,529
France	9,285	9,305	5,044
Korea and Japan	-	-	-
Total Foreign	19,987	18,782	18,573
Total sales	$34,630	$31,675	$29,150
Long-lived assets:
USA	$1,732	$1,543	$1,571
United Kingdom	3,768	2,866	2,970
France	90	51	71
Korea and Japan	21	11	8
Total	$5,611	$4,471	$4,620

The business located in the United States services customers in North and South America. The business located in France services customers in France, Spain, Portugal, Belgium, Germany, Netherlands and North Africa. The businesses located in Korea and Japan support customers in Asia, however, sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East. In fiscal 2005 the responsibility for dealing with two large customers in Europe was transferred from the United Kingdom to the French subsidiary which accounted for approximately 50% of the decrease in United Kingdom sales in 2005.

In fiscal 2006 Tech/Ops Sevcon's largest customer accounted for 17% of sales and for 16% of receivables. In 2005 the largest customer accounted for 16% of sales and 20% of receivables. In 2004 the largest customer accounted for 11% of sales and 13% of receivables.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 7 to the consolidated financial statements, effective October 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” and effective September 30, 2006 the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We have also audited Schedule II for each of the two years in the period ended September 30, 2006. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts
December 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tech/Ops Sevcon, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Tech/Ops Sevcon, Inc. and subsidiaries for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, and the results of operations and cash flows of Tech/Ops Sevcon, Inc. and subsidiaries for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended September 30, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Boston, Massachusetts
December 3, 2004

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 2006 and 2005 is set out below:
(in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2006 Quarters
Net sales	$7,821	$8,562	$9,313	$8,934	$34,630
Gross profit	3,047	3,317	3,552	3,190	13,106
Operating income	244	562	584	454	1,844
Net income	160	342	369	243	1,114
Basic income per share *	$.05	$.11	$.12	$.08	$.35
Diluted income per share	$.05	$.11	$.12	$.08	$.35
2005 Quarters
Net sales	$7,542	$8,094	$8,453	$7,586	$31,675
Gross profit	2,842	3,126	3,160	2,908	12,036
Operating income	20	285	381	313	999
Net income	20	172	216	233	641
Basic income per share *	$.01	$.05	$.07	$.07	$.21
Diluted income per share	$.01	$.05	$.07	$.07	$.20

* The sum of quarterly basic and diluted income per share in 2006 and quarterly basic income per share in 2005 is $.01 different from the annual diluted income per share due to roundings.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2006, the disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. The Company’s principal executive officer and principal financial officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The requisite information regarding the Company’s directors, executive officers and audit committee members is contained in part under the caption “Executive Officers of the Registrant” in Part I hereof and the remainder is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

Item 11 Executive Compensation

This information is incorporated by reference from the information under the captions “Election of Directors - Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Performance Graph” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The requisite information concerning security ownership is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock” and “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) at beginning of year	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan 1998 Director Stock Option Plan	147,000 25,000	$8.69 $13.23	100,000 -	71,000 -
Sub Total	172,000	$9.35	100,000	71,000
Equity compensation plans not approved by security holders	-	-	-	-
Total	172,000	$9.35	100,000	71,000

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Auditors” in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule listed under Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

INDEX TO EXHIBITS

*(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
*(3)(b)	By-laws of the registrant (incorporated by reference to Exhibit (3)(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
*(4)(a)	Specimen common stock of registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for the fiscal year ended September 30, 1994).
*(10)(a)	Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Registrant's 2004 Proxy Statement filed on December 29, 2003).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10)(b) to Annual Report for the fiscal year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10)(c) to Annual Report for the fiscal year ended September 30, 2004).
*(10)(d)
Form of Restricted Stock Agreement for non-employee directors for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10)(d) to Annual Report for the fiscal year ended September 30, 2004).

*(10)(e)
Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(f)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10)(b) to Annual Report for the fiscal year ended September 30, 1990).
*(10)(g)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10)(e) to Annual Report for the fiscal year ended September 30, 1997).
*(10)(h)	Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
(10)(i)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
*(21)	Subsidiaries of the registrant (incorporated by reference to exhibit (21) to Annual Report for the fiscal year ended September 30, 2001).
(23)	Consent of Vitale Caturano & Company, Ltd. (filed herewith).
Consent of Grant Thornton LLP (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.
Executive Compensation Plans and Arrangements:
Exhibits (10)(a) - (i) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

A copy of these exhibits may be obtained on the SEC’s EDGAR database (at www.sec.gov) or will be furnished without charge to any stockholder upon written request to Tech/Ops Sevcon, Inc. attention Paul A. McPartlin, Chief Financial Officer, 155 Northboro Road, Southborough MA 01772, Telephone: (581) 281 5510.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH/OPS SEVCON, INC.

By /s/ Matthew Boyle	December 14, 2006
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 14, 2006
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul A. McPartlin	Vice President, Treasurer	December 14, 2006
Paul A. McPartlin	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 14, 2006
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 14, 2006
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 14, 2006
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 14, 2006
Bernard F. Start

/s/ David R. A. Steadman	Director	December 14, 2006
David R. A. Steadman

/s/ Paul O. Stump	Director	December 14, 2006
Paul O. Stump

SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2006
                                                            (in thousands of dollars)
Allowance for doubtful accounts	2006	2005	2004
Balance at beginning of year	144	192	245
Additions charged to costs and expenses	14	73	27
Deductions from reserves:
Accounts collected	(10)	(8)	(56)
Write off of uncollectible accounts	(13)	(111)	(34)
Foreign currency translation adjustment	6	(2)	10
Balance at end of year	141	144	192