Form 10-Q
period 2006-12-30
TECH OPS SEVCON INC
filed 2007-02-14
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Large accelerated filer ☐  Accelerated Filer ☐  Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2007
Common stock, par value $.10	3,211,051

TECH/OPS, SEVCON LTD
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 30, 2006

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	December 30, 2006	September 30, 2006
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,626	$1,290
Receivables, net of allowances for doubtful accounts of $150 at December 30, 2006 and $141 at September 30, 2006	6,213	6,187
Inventories	4,633	4,717
Prepaid expenses and other current assets	875	847
Total current assets	13,347	13,041
Property, plant and equipment:
At cost	11,195	10,497
Less: accumulated depreciation and amortization	7,683	7,202
Net property, plant and equipment	3,512	3,295
Long-term deferred tax asset	916	881
Goodwill	1,435	1,435
Total assets	$19,210	$18,652

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,733	$2,397
Dividend payable	96	96
Accrued expenses	2,439	2,701
Accrued and deferred taxes on income	488	479
Total current liabilities	5,756	5,673
Liability for pension benefits	2,992	2,886
Other long term liabilities	59	56
Total liabilities	8,807	8,615
Commitments and contingencies
Stockholder equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,211,051 shares at December 31, 2006 and at September 30, 2006	321	321
Premium paid in on common stock	4,356	4,309
Retained earnings	7,115	7,123
Cumulative other comprehensive loss	(1,389)	(1,716)
Total stockholder equity	10,403	10,037
Total liabilities and stockholder equity	$19,210	$18,652
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands except per share data)
	Three months ended
	December 30, 2006	December 31, 2005
Net sales	$8,226	$7,821
Cost of sales	5,228	4,774
Gross Profit	2,998	3,047
Selling, research and administrative expenses	2,794	2,803
Operating income	204	244
Interest expense	(5)	(21)
Interest income	2	1
Foreign currency gain or (loss)	(67)	22
Income before income taxes	134	246
Income taxes	(46)	(86)
Net income	$88	$160
Basic income per share	$.03	$.05
Fully diluted income per share	$.03	$.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 30, 2006	December 31, 2005
Net income	$88	$160
Foreign currency translation adjustment	315	(182)
Changes in fair market value of cash flow hedges	-	(1)
Amortization of pension transition items to income	12	-
Comprehensive income (loss)	$415	$(23)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2006	December 31, 2005
Cash flow from operating activities:
Net income	$88	$160
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	178	152
Stock-based compensation	47	44
Deferred tax benefit	(35)	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(26)	267
Inventories	84	(220)
Prepaid expenses and other current assets	(28)	(166)
Accounts payable	336	(21)
Accrued expenses	(262)	(150)
Accrued and deferred taxes on income	9	(207)
Net cash generated from (used by) operating activities	391	(141)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(237)	(161)
Net cash used by investing activities	(237)	(161)
Cash flow used by financing activities:
Dividends paid	(96)	(95)
Net cash generated from (used by) financing activities	(96)	(95)
Effect of exchange rate changes on cash	278	(131)
Net increase (decrease) in cash	$336	$(528)
Beginning balance - cash and cash equivalents	1,290	1,130
Ending balance - cash and cash equivalents	$1,626	$602
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$196	$265
Cash paid for interest	$5	$20
Supplemental disclosure of non-cash financing activity:
Dividend declared	$96	$96

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements - December 31, 2006

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of December 30, 2006 and the results of operations and cash flows for the three months ended December 30, 2006 and December 31, 2005.

The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2006 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2006 to the significant accounting policies followed by Tech/Ops Sevcon.

The results of operations for the three month periods ended December 30, 2006 and December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) New Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board (FASB) issued Interpretation #48 “Accounting for Uncertain Tax Positions” which will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted SFAS #158 effective on September 30, 2006. There was no impact on the income statement in either fiscal 2007 or 2006 arising from the adoption of SFAS #158.

 (3) Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 71,000 shares reserved and available for grant at December 30, 2006. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Since the beginning of fiscal 2006 the Company has accounted  for stock based compensation under SFAS 123R “Share-Based Payment” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first quarter of fiscal 2007 or in fiscal 2006 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2007 or fiscal 2006. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the three months ended December 30, 2006 is as follows:

	Options # of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	172,000	$9.35
Granted	-
Exercised	-
Cancelled	(20,000)	$14.31
Outstanding at December 30, 2006	152,000	$8.70	3.0 years	$242,000
Exercisable at December 30, 2006	105,900	$9.73	3.4 years	$124,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $7.85 market price of the Company’s common stock at December 30, 2006. No options were granted or exercised during the three months ended December 30, 2006, or in the corresponding period last year. At December 30, 2006 there was $82,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.3 years.

In fiscal 2006 the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2007 annual meeting. No restricted stock grants were made during the first quarter of fiscal 2007.

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

Restricted stock activity for the three months ended December 30, 2006 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2006	65,000	$5.70
Granted	-	N/A
Vested	(12,000)	$5.72
Forfeited	-	N/A
Non-vested balance as of December 30, 2006	53,000	$5.70

As of December 30, 2006, there was $211,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

The stock-based compensation expense was as follows.

	(in thousands of dollars)
	Three Months ended
	Dec 30, 2006	Dec 31, 2005
Stock option expense under SFAS # 123R	$11	$13
Restricted stock grants:
Employees	19	9
Non-employee directors	17	22
Total stock based compensation expense	$47	$44

(4) Cash Dividends

On December 5, 2006, the Company declared a quarterly dividend of $.03 per share for the first quarter of fiscal 2007, which was paid on January 4, 2007 to stockholders of record on December 20, 2006. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5) Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	December 30, 2006	December 31, 2005
Net income	$88	$160
Weighted average shares outstanding - basic	3,147	3,127
Basic income per share	$.03	$.05
Common stock equivalents	46	35
Weighted average shares outstanding - diluted	3,193	3,162
Diluted income per share	$.03	$.05
Number of options that are anti-dilutive excluded from calculation of common stock equivalents	90	100

(6) Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems and accessories for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

The significant accounting policies of the segments are the same as those described in note (1) to the 2006 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 30, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,803	$423	$-	$8,226
Inter-segment revenues	-	15	-	15
Operating income	319	(75)	(40)	204
Depreciation and amortization	165	13	-	178
Identifiable assets	17,763	1,028	419	19,210
Capital expenditures	175	62	-	237

	Three months ended December 31, 2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,503	$318	$-	$7,821
Inter-segment revenues	-	19	-	19
Operating income	395	(54)	(97)	244
Depreciation and amortization	139	13	-	152
Identifiable assets	14,475	824	696	15,995
Capital expenditures	126	35	-	161

In the controls business segment the revenues were derived from the following products and services.

	(in thousands of dollars)
	Three Months ended
	December 30, 2006	December 31, 2005
Electronic controllers for battery driven vehicles	$5,176	$5,256
Accessory and aftermarket products and services	2,627	2,247
Total controls segment revenues	$7,803	$7,503

(7) Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	December 30, 2006	December 31, 2005
Research and Development expense	$895	$916
Percentage of sales	10.9	11.7%

Research and development expense decreased by $21,000 compared to the first three months of last fiscal year.

(8) Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #158.

	(in thousands of dollars)
	Three Months ended
	December 30, 2006	December 31, 2005
Service cost	$145	$93
Interest cost	283	228
Expected return on plan assets	(280)	(214)
Amortization of transition obligation	-	-
Amortization of prior service cost	14	13
Recognized net actuarial gain (loss)	3	-
Net periodic benefit cost	165	120
Net cost of defined contribution plans	$11	$8

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS #158 in the three months ended December 30, 2006:

	(in thousands of dollars)
	Three Months ended
	December 30, 2006		December 31, 2005
Liability for pension benefits at beginning of period	$2,886	$	N/A
Net periodic benefit cost	165		N/A
Plan contributions	(153)		N/A
Effect of exchange rate changes	94		N/A
Balance at end of period	$2,992	$	N/A

Tech/Ops Sevcon contributed $153,000 to its pension plans in the three months ended December 30, 2006 and presently anticipates contributing a further $554,000 to fund its plans in the remainder of fiscal 2007, for a total contribution of $707,000. In addition employee contributions to the UK plan were $72,000 in the first three months and are estimated to total $296,000 in fiscal 2007.

The table below sets out the movement in the amounts included in accumulated other comprehensive income that has not yet been recognized as pension costs in the income statement:

	Unrecognized transition obligation	Unrecognized prior service cost	Unrecognized net actuarial gain (loss)	Deferred Tax	Total
Balance at September 30, 2006	$(1)	$2,006	$765	$(849)	$1,923
Amounts recognized in accumulated other comprehensive income in the first quarter of fiscal 2007	-	(14)	(3)	5	(12)
Balance at December 30, 2006	$(1)	$2,006	$765	$(849)	$1,923
Amounts expected to be recognized in the remainder of fiscal 2007	-	(42)	(9)	15	(36)

(9) Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 30, 2006	September 30, 2006
Raw materials	$2,290	$2,195
Work-in-process	177	119
Finished goods	2,166	2,403
	$4,633	$4,717

(10) Accrued expenses

Set out below is an analysis of other accrued expenses at December 30, 2006 and September 30, 2006 which shows separately any items in excess of 5% of total current liabilities.

	(in thousands of dollars)
	December 30, 2006	September 30, 2006
Accrued compensation and related costs	$560	$1,047
Warranty reserves	390	364
Other accrued expenses	1,489	1,290
	$2,439	$2,701

(11) Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months Ended
	December 30, 2006	December 31, 2005
Warranty reserves at beginning of period	$364	$364
Decrease in beginning balance for warranty obligations settled during the period	(109)	(103)
Other changes to pre-existing warranties	10	(6)
Net increase in warranty reserves for products sold during the period	125	127
Warranty reserves at end of period	$390	$382

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS #158 on September 30, 2006. See Note 2 to Consolidated Financial Statements for a more detailed description of this new accounting pronouncement.

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 62% of the Company’s sales in the current fiscal year to date. At December 30, 2006, the allowance for bad debts amounted to $150,000, which represented 2% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at December 30, 2006 was $901,000, or 16% of the original cost of gross inventory. At September 30, 2006 the provision was $923,000, also 16% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of SFAS #142 “Goodwill and Other Intangible Assets”. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data... If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $17,590,000 at September 30, 2006 and the total assets of the Company were $18,652,000. Although the plan assets are not included in the assets of the Company, they are 94% of size of the Company’s total assets. In accordance with SFAS #158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits” which amounted to a $2,992,000 at December 30, 2006; compared to $2,886,000 at September 30, 2006.

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

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2006 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$450	16%
Inflation rate	0.1%	380	13%
Salary Increase	0.1%	190	7%
Mortality rate	1 year	500	17%
Assumption impacting plan assets:
Return on plan assets	0.1% per year	$18 per year	1% per year

OVERVIEW OF FIRST QUARTER
The Company reported that sales for the first fiscal quarter ended December 30, 2006 increased by 5% to $8,266,000 compared with $7,821,000 last year. However, the weakness of the US dollar compared to European currencies accounted for a 6% increase in reported sales while underlying volumes were down 1%. While the Company achieved sales increases in the fork lift truck, airport ground support and other electric vehicle markets, these were offset by lower shipments to the US aerial lift sector.

The weakness of the US dollar negatively affected gross margins, which were 36.4% of sales compared to 39.0% in the first quarter of the prior year. With operating expenses in line with last year, operating income for the first quarter was down by $40,000 to $204,000. There was a currency exchange loss of $67,000 in the first quarter of this year compared to a currency gain of $22,000 in last year’s first quarter.

Net income for the quarter was $88,000, or $.03 per diluted share, compared with $160,000, or $.05 per diluted share, in last year’s first quarter.

Cash balances increased by $336,000 in the first three months of fiscal 2007 to $1,626,000. Operating activities generated cash of $391,000. Capital expenditures used cash of $237,000 and dividend payments amounted to $96,000. Exchange rate changes increased cash by $278,000.

Results of Operations

Three months ended December 30, 2006

The following table compares first quarter results by segment for the first quarter of fiscal 2007 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Three months ended		% change due to:
	December 30, 2006	December 31, 2005	Total	Currency	Volume / other
Sales:
Controls - to external customers	$7,803	$7,503	4%	6%	-2%
Capacitors- to external customers	423	318	33%	11%	22%
Capacitors - inter-segment	15	19	-21%	11%	-32%
Capacitors - total	438	337	30%	11%	19%
Total sales to external customers	8,226	7,821	5%	6%	-1%
Gross Profit:
Controls	2,866	2,920	-2%	7%	-9%
Capacitors	132	127	4%	11%	-7%
Total	2,998	3,047	-2%	7%	-9%
Selling research and administrative expenses:
Controls	2,547	2,525	1%	7%	-6%
Capacitors	207	181	14%	11%	3%
Unallocated corporate expense	40	97	-59%	0%	-59%
Total	2,794	2,803	0%	7%	-7%
Operating income:
Controls	319	395	-19%	6%	-25%
Capacitors	(75)	(54)	39%	11%	28%
Unallocated corporate expense	(40)	(97)	-59%	0%	59%
Total	204	244	-16%	7%	-23%
Other income and expense	(70)	2	-%	-%	-%
Income before income taxes	134	246	-46%	-30%	-16%
Income taxes	(46)	(86)	-47%	-31%	-16%
Net Income	$88	$160	-45%	-30%	-15%

Sales in the first fiscal quarter ended December 30, 2006 were $8,226,000 compared to $7,821,000 in the same period last year, an increase of $405,000, or 5%. Foreign currency fluctuations accounted for a 6% increase in reported sales while volumes were 1 % below last year. Volumes in the controller business were 2% below the same period last year, mainly due to slower performance in the US aerial lift market... In the capacitor business, sales to external customers increased by $105,000, or 33%, compared to the same period last year. Capacitor volumes increased by 22%, compared to the same period last year mainly due to better conditions in most markets. Foreign currency fluctuations accounted for a $36,000 increase in reported sales of capacitors.

Revenues in the US controller business decreased by 14% compared to the first quarter of fiscal 2006. This was mainly due to lower demand in the aerial lift market. Controller volumes in foreign markets were ahead of last year’s first quarter by 9%, mainly due to higher demand in Europe and the Far East.

Gross profit was 36.4% of sales in this period compared to 39.0% in the comparable period in fiscal 2006. Gross profit decreased by $49,000 compared to the first quarter of last year. Foreign currency fluctuations increased reported gross profit by $224,000. Net of currency impact, gross profit was $273,000 below last year. The decrease in gross profit was mainly due to lower volumes and adverse sales mix.

Selling, research and administrative expenses were $2,794,000, a decrease of $9,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $207,000, or 7%. Therefore, excluding the impact of currency fluctuations, operating expenses were 8%, lower than the same period last year. This was due to decreased sales & marketing expense mainly in the Far East; lower engineering expense due to the completion of a customer specific project in fiscal 2006 and decreased administrative expenses.

Operating income for the first quarter was $204,000, a decrease of $40,000, or 16%, compared to the same period last year. Foreign currency fluctuations resulted in a $17,000 increase in reported operating income. Excluding the currency impact, operating income for the controller business decreased by $98,000. The main causes of this decrease in operating income were lower volumes and adverse sales mix. In the capacitor business segment there was an operating loss of $75,000 compared to an operating loss of $54,000 in the first quarter of fiscal 2006. The increased losses in the capacitor business were mainly due to foreign currency fluctuations and lower gross margin percentages.

In the first quarter interest expense was $5,000, a decrease of $16,000 compared to the prior year. There was a foreign currency loss of $67,000 in the first quarter of fiscal 2007 compared to a gain of $22,000 in the same period last year. Throughout the first quarter of 2007 the dollar weakened compared to both the British pound and the Euro; resulting in losses on accounts payables balances denominated in foreign currencies.

Income before income taxes was $134,000 compared to $246,000 in the same period last year, a decrease of $112,000. Income taxes were 34 % of pre-tax income, compared to 35% in the same period last year. Net income for the first quarter was $88,000, a decrease of $72,000 compared to the same period last year. Basic and fully diluted income per share was $.03 per share compared to $.05 per share in the first quarter of fiscal 2006.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the first quarter of fiscal 2007 was paid on January 4, 2007, and amounted to $96,000. Cash balances at the end of the first quarter of 2007 were $1,626,000 compared to $1,290,000 on September 30, 2006, an increase in cash of $336,000 in the first three months of fiscal 2007.

In the first quarter of fiscal 2007, net income was $88,000, and operating activities generated $391,000 of cash. There was an increase of $26,000 in receivables mainly due to foreign currency fluctuations, partially offset by lower volumes. The number of days sales in receivables increased in the first three months of fiscal 2007 from 64 days to 65 days.

Inventories decreased by $84,000 mainly due to lower volumes. Prepaid expense and other current assets increased by $28,000. Accounts payable increased by $336,000 due to both foreign currency fluctuations and a seasonal impact on purchases from certain vendors. Accrued expenses decreased by $262,000 mainly due to bonuses for fiscal 2006 performance which were paid in the first quarter of fiscal 2007. Accrued income taxes increased by $9,000. The dividend for the fourth quarter of fiscal 2006, which was paid during the first quarter of fiscal 2007, amounted to $96,000. Capital expenditures in the first three months were $237,000. Exchange rate changes increased cash by $278,000 in the first three months of fiscal 2007.

The Company has no long-term debt and has overdraft facilities in the UK of approximately $2.1 million and of $200,000 in France. At the end of the first quarter the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 5 to the Company’s Consolidated Financial Statements included under Item 8 of the Company’s Form 10-K for the year ended September 30, 2006 and other risks are described under the caption Risk Factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. In the first three months of fiscal 2007, approximately 38% of the Company’s sales were made in US Dollars, 28% were made in British Pounds and 34% were made in Euros. Over 70% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is also subject to fluctuations in foreign currency exchange rates.

The Company undertakes hedging activities from time-to-time to manage the foreign exchange exposures related to forecasted purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are set out below.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of December 30, 2006. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. There were no hedging contracts at December 30, 2006.

	(in thousands, except average contract rates)
	Expected maturity or transaction date
	FY2007	FY2008	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in pounds	1,478	-	1,478	1,478
Accounts receivable in euros	3,006	-	3,006	3,006
Accounts payable in pounds	2,053	-	2,053	2,053
Accounts payable in euros	349	-	349	349
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In pounds	1,982	-	1,982	-
In Euros	1,708	-	1,708	-
Forward exchange agreements
Sell US Dollars for British Pounds	-	-	-	-
Sell Euros for British Pounds	-	-	-	-
Average contractual exchange rate	N/A	N/A	N/A
Amount recorded as other comprehensive income	$ -	$ -	$ -	$ -

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at December 30, 2006, the risk arising from changes in interest rates was not material.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the market risk factors relating to foreign currency and interest rate risk set out in PART 1 Item 3 above, the Company believes that the following represent the most significant risk factors for the Company:

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

TECH/OPS SEVCON, INC

Date: February 13, 2007	By: /s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer (Principal financial and chief accounting officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.