Form 10-Q
period 2007-03-31
TECH OPS SEVCON INC
filed 2007-05-11
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐  Accelerated Filer ☐  Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common stock, par value $.10	3,223,051

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	March 31, 2007	September 30, 2006
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$234	$1,290
Receivables, net of allowances for doubtful accounts of $157 at March 31, 2007 and $141 at September 30, 2006	8,678	6,187
Inventories	4,698	4,717
Prepaid expenses and other current assets	1,157	847
Total current assets	14,767	13,041
Property, plant and equipment:
At cost	11,478	10,497
Less: accumulated depreciation and amortization	7,860	7,202
Net property, plant and equipment	3,618	3,295
Long-term deferred tax asset	889	881
Goodwill	1,435	1,435
Total assets	$20,709	$18,652

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,468	$2,397
Dividend payable	97	96
Accrued expenses	2,393	2,701
Accrued and deferred taxes on income	824	479
Total current liabilities	6,782	5,673
Liability for pension benefits	2,914	2,886
Other long term liabilities	59	56
Total liabilities	9,755	8,615
Commitments and contingencies
Stockholder equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,223,051 shares at March 31, 2007 and 3,211,051 shares at September 30, 2006	322	321
Premium paid in on common stock	4,401	4,309
Retained earnings	7,586	7,123
Cumulative other comprehensive loss	(1,355)	(1,716)
Total stockholder equity	10,954	10,037
Total liabilities and stockholder equity	$20,709	$18,652
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Six months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net sales	$10,374	$8,562	$18,600	$16,383
Cost of sales	6,360	5,245	11,588	10,019
Gross Profit	4,014	3,317	7,012	6,364
Selling, research and administrative expenses	3,116	2,755	5,910	5,558
Operating income	898	562	1,102	806
Interest expense	(2)	(14)	(7)	(35)
Interest income	2	1	4	2
Foreign currency loss	(23)	(24)	(90)	(2)
Income before income taxes	875	525	1,009	771
Income taxes	(307)	(183)	(353)	(269)
Net income	$568	$342	$656	$502
Basic income per share	$.18	$.11	$.21	$.16
Fully diluted income per share	$.18	$.11	$.21	$.16

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Six months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$568	$342	$656	$502
Foreign currency translation adjustment	20	71	335	(111)
Changes in fair market value of cash flow hedges	-	(12)	-	(13)
Amortization of pension transition items to income	14		26
Comprehensive income (loss)	$602	$401	$1,017	$378

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	March 31, 2007	April 1, 2006
Cash flow from operating activities:
Net income	$656	$502
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	363	304
Stock-based compensation	93	90
Deferred tax benefit	(8)	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(2,491)	71
Inventories	19	(1,188)
Prepaid expenses and other current assets	(310)	(278)
Accounts payable	1,071	1,286
Accrued expenses	(308)	(140)
Accrued and deferred taxes on income	345	(188)
Net cash generated from (used by) operating activities	(570)	459
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(528)	(238)
Net cash used by investing activities	(528)	(238)
Cash flow used by financing activities:
Dividends paid	(192)	(191)
Net cash (used by) financing activities	(192)	(191)
Effect of exchange rate changes on cash	234	(133)
Net decrease in cash	(1,056)	(103)
Beginning balance - cash and cash equivalents	1,290	1,130
Ending balance - cash and cash equivalents	$234	$1,027
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$226	$592
Cash paid for interest	$7	$35
Supplemental disclosure of non-cash financing activity:
Dividend declared	$97	$96

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements - March 31, 2007

(Unaudited)

(1) Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of March 31, 2007 and the results of operations and cash flows for the three months and six months ended March 31, 2007 and April 1, 2006.

The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2006 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2006 to the significant accounting policies followed by Tech/Ops Sevcon.

The results of operations for the six month periods ended March 31, 2007 and April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

 (3) Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 79,000 shares reserved and available for grant at March 31, 2007. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Since the beginning of fiscal 2006 the Company has accounted  for stock based compensation under SFAS 123R “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first half of fiscal 2007 or in fiscal 2006 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2007 or fiscal 2006. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the six months ended March 31, 2007 is as follows:

	Options # of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years	)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	172,000	$9.35
Granted	-
Exercised	-
Cancelled	(20,000)	$14.31
Outstanding at March 31, 2007	152,000	$8.70	2.8 years		$170,000
Exercisable at March 31, 2007	108,350	$9.84	3.1 years		$87,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.85 market price of the Company’s common stock at March 31, 2007. No options were granted or exercised during the six months ended March 31, 2007, or in the corresponding period last year. At March 31, 2007 there was $72,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.3 years.

In fiscal 2006 the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2007 annual meeting.

In January 2007, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2008 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $92,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and paid in surplus and the $92,000 was netted off paid in surplus in stockholders equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the second quarter and first six months of fiscal 2007 was $15,000 and the subsequent charge will be approximately $23,000 on a quarterly basis.

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

Restricted stock activity for the six months ended March 31, 2007 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2006	65,000	$5.70
Granted	12,000	$7.66
Vested	(24,000)	$5.72
Forfeited	-	N/A
Non-vested balance as of March 31, 2007	53,000	$6.14

As of March 31, 2007, there was $267,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

The stock-based compensation expense was as follows.

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Stock option expense under SFAS # 123R	$9	$10	$20	$23
Restricted stock grants:
Employees	16	16	35	27
Non-employee directors	21	19	38	40
Total stock based compensation expense	$46	$45	$93	$90

(4) Cash Dividends

On March 13, 2007, the Company declared a quarterly dividend of $.03 per share for the second quarter of fiscal 2007, which was paid on April 12, 2007 to stockholders of record on March 28, 2007. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5) Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Six Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$568	$342	$656	$502
Weighted average shares outstanding - basic	3,167	3,141	3,158	3,134
Basic income per share	$.18	$.11	$.21	$.16
Common stock equivalents	28	17	37	18
Weighted average shares outstanding - diluted	3,195	3,158	3,195	3,152
Diluted income per share	$.18	$.11	$.21	$.16
No of options that are anti-dilutive excluded from calculation of common stock equivalents	80	105	100	105

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

	(in thousands of dollars)
	Three months ended March 31, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,881	$493	$-	$10,374
Inter-segment revenues	-	16	-	16
Operating income	929	42	(73)	898
Identifiable assets	19,252	968	489	20,709

	Three months ended April 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,099	$463	$-	$8,562
Inter-segment revenues	-	16	-	16
Operating income	558	36	(32)	562
Identifiable assets	16,019	969	692	17,680

	Six months ended March 31, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,684	$916	$-	$18,600
Inter-segment revenues	-	31	-	31
Operating income	1,248	(33)	(113)	1,102
Depreciation and amortization	331	28	4	363
Identifiable assets	19,252	968	489	20,709
Capital expenditures	452	72	4	528

	Six months ended April 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$15,602	$781	$-	$16,383
Inter-segment revenues	-	35	-	35
Operating income (loss)	953	(18)	(129)	806
Depreciation and amortization	280	24	-	304
Identifiable assets	16,019	969	692	17,680
Capital expenditures	211	27	-	238

In the controls business segment the revenues were derived from the following products and services.

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Electronic controllers for battery driven vehicles	$7,297	$5,775	$12,473	$11,031
Accessory and aftermarket products and services	2,584	2,324	5,211	4,571
Total controls segment revenues	$9,881	$8,099	$17,684	$15,602

(7) Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Research and Development expense	$1,004	$866	$1,899	$1,782
Percentage of sales	9.7%	10.1%	10.2%	10.9%

(8) Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS #158.

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$147	$93	$292	$186
Interest cost	287	229	570	457
Expected return on plan assets	(284)	(215)	(564)	(429)
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	15	13	29	26
Recognized net actuarial gain (loss)	3	-	6	-
Net periodic benefit cost	168	120	333	240
Net cost of defined contribution plans	$11	$8	$22	$16

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS #158 in the six months ended March 31, 2007:

	(in thousands of dollars)
	Six Months ended
	March 31, 2007		April 1, 2006
Liability for pension benefits at beginning of period	$2,886	$	N/A
Net periodic benefit cost	333		N/A
Plan contributions	(379)		N/A
Effect of exchange rate changes	74		N/A
Balance at end of period	$2,914	$	N/A

Tech/Ops Sevcon contributed $379,000 to its pension plans in the six months ended March 31, 2007 and presently anticipates contributing a further $379,000 to fund its plans in the remainder of fiscal 2007, for a total contribution of $758,000. In addition employee contributions to the UK plan were $143,000 in the first six months and are estimated to total $292,000 in fiscal 2007.

The table below sets out the movement in the amounts included in accumulated other comprehensive income that has not yet been recognized as pension costs in the income statement:

	Unrecognized transition obligation	Unrecognized prior service cost	Unrecognized net actuarial gain (loss)	Deferred Tax	Total
Balance at September 30, 2006	$1	$2,006	$765	$(849)	$1,923
Amounts recognized in accumulated other comprehensive income in the second quarter of fiscal 2007	-	(29)	(6)	9	(26)
Balance at March 31, 2007	$1	$1,977	$759	$(840)	$1,897
Amounts expected to be recognized in the remainder of fiscal 2007	-	(30)	(6)	11	(25)

(9) Inventories

Inventories were comprised of:

	(in thousands of dollars)
	March 31, 2007	September 30, 2006
Raw materials	$2,116	$2,195
Work-in-process	274	119
Finished goods	2,308	2,403
	$4,698	$4,717

(10) Accrued expenses

Set out below is an analysis of other accrued expenses at March 31, 2007 and September 30, 2006 which shows separately any items in excess of 5% of total current liabilities.

	(in thousands of dollars)
	March 31, 2007	September 30, 2006
Accrued compensation and related costs	$745	$1,047
Warranty reserves	418	364
Other accrued expenses	1,230	1,290
	$2,393	$2,701

(11) Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Warranty reserves at beginning of period	$390	$382	$364	$364
Decrease in beginning balance for warranty obligations settled during the period	(73)	(115)	(182)	(218)
Other changes to pre-existing warranties	-	53	10	47
Net increase in warranty reserves for products sold during the period	101	130	226	257
Warranty reserves at end of period	$418	$450	$418	$450

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 59% of the Company’s sales in the current fiscal year to date. At March 31, 2007, the allowance for bad debts amounted to $157,000, which represented 2% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at March 31, 2007 was $910,000, or 16% of the original cost of gross inventory. At September 30, 2006 the provision was $923,000, also 16% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $17,590,000 at September 30, 2006 and the total assets of the Company were $18,652,000. Although the plan assets are not included in the assets of the Company, they are 94% of size of the Company’s total assets. In accordance with SFAS #158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits” which amounted to a $2,914,000 at March 31, 2007; compared to $2,886,000 at September 30, 2006.

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

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

The Company reported net income of $568,000, or $.18 per share, for the second fiscal quarter ended March 31, 2007. Net income increased by 66% from $342,000 in the comparable period last year. Basic and fully diluted net income was $.18 per share, an increase of $.07 per share compared with the second quarter of last year. Sales in the second quarter were $10,374,000; the highest quarterly sales ever recorded by the Company. Sales revenues were 21% ahead of the second quarter last year. Volumes shipped were 14% ahead of the prior year period, augmented by foreign currency fluctuations which caused an increase in reported revenues of $628,000, or 7%.

Operating income for the second quarter was $898,000, an increase of $336,000, or 60%, compared to the second quarter of last year. Gross profit increased by $697,000 compared to last year due to both higher volumes and foreign currency fluctuations. Operating expense for the second quarter was $361,000 higher than the same period last year, mainly due to foreign currency fluctuations.

For the six month period, revenues were $18,600,000, an increase of $2,217,000, or 14%, compared to last year. Higher volumes accounted for a 7% increase in sales revenues and contributed $394,000 of additional gross profit. The weakness of the US dollar compared to the British Pound and the Euro resulted in a $1,100,000 increase in reported sales, but this reduced operating income by $198,000. Operating expenses, excluding the effect of foreign currency changes, were $100,000 lower than last year. Operating income for the first half of fiscal 2007 was $1,102,000, an increase of $296,000, or 37%, compared to last year. For the first half of fiscal 2007, net income was $656,000, or $.21 per diluted share, compared to $502,000, or $.16 per diluted share last year.

Cash balances decreased by $1,056,000 in the first six months of fiscal 2007 to $234,000. Operating activities used cash of $567,000, mainly due to the increase in working capital caused by the higher volumes shipped in the second quarter. Capital expenditures used cash of $528,000 and dividend payments amounted to $192,000. Exchange rate changes increased cash by $231,000.

Results of Operations

Three months ended March 31, 2007

The following table compares results by segment for the second quarter of fiscal 2007 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes.

			% change due to:
	2007	2006	Total	Currency	Volume / other
Sales:
Controls - to external customers	$9,881	$8,099	22%	7%	15%
Capacitors- to external customers	493	463	6%	12%	-6%
Capacitors - inter-segment	16	16	0%	12%	-12%
Capacitors - total	509	479	6%	12%	-6%
Total sales to external customers	10,374	8,562	21	7%	14%
Gross Profit:
Controls	3,791	3,093	23%	0%	23%
Capacitors	223	224	0%	12%	-12%
Total	4,014	3,317	21%	1%	20%
Selling research and administrative expenses:
Controls	2,862	2,535	13%	9%	4%
Capacitors	181	188	-4%	12%	-16%
Unallocated corporate expense	73	32	128%	0%	128%
Total	3,116	2,755	13%	9%	4%
Operating income:
Controls	929	558	66%	-39%	105%
Capacitors	42	36	17%	12%	5%
Unallocated corporate expense	(73)	(32)	128%	0%	128%
Total	898	562	60%	-38%	98%
Other income and expense	(23)	(37)	-38%	-14%	-24%
Income before income taxes	875	525	67%	-40%	107%
Income taxes	(307)	(183)	68%	-40%	108%
Net Income	$568	$342	66%	-40%	106%

Sales in the second fiscal quarter ended March 31, 2007 were $10,374,000 compared to $8,562,000 in the same period last year, an increase of $1,812,000, or 21%. This was a record for quarterly sales, 11% ahead of the previous high recorded in the third quarter of last fiscal year. Compared to the second quarter of fiscal 2006, the US dollar weakened by 12% compared to the British Pound and by 9% compared to the Euro. These foreign currency fluctuations accounted for a 7% increase in reported sales and volumes were 7% higher than last year. Volumes in the controller business were 15% higher than the same period last year, with gains reported in all business units. The increased revenues in the controls segment were mainly due to broadly-based higher levels of demand across most of the Company’s customer base; there were no significant “one-off” or “exceptional” sales revenues in the second quarter of fiscal 2007. In the capacitor business, sales to external customers increased by $30,000, or 6%, compared to the same period last year. Capacitor volumes were 6% down compared to the same period last year mainly due to slower conditions in the railway signaling market. Foreign currency fluctuations accounted for a $62,000 increase in reported sales of capacitors.

Revenues in the US controller business increased by 8% compared to the second quarter of fiscal 2006. In most markets served by the Company demand was higher that last year; however, in the US aerial lift market, revenues from a major customer were lower than last year, mainly due to unusually high shipment levels in the second quarter of fiscal 2006. Controller volumes in foreign markets were ahead of last year’s second quarter by 20%, mainly due to higher demand in Europe and the Far East.

The gross profit percentage was unchanged at 38.7% of sales in both this period and the comparable period in fiscal 2006. Gross profit increased by $697,000 compared to the second quarter of last year. Foreign currency fluctuations increased reported gross profit by $30,000. Net of currency impact, gross profit was $667,000 above last year. The increase in gross profit was mainly due to higher volumes.

Selling, research and administrative expenses were $3,116,000, an increase of $361,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $245,000, or 9%. Therefore, excluding the impact of currency fluctuations, operating expenses for the second quarter were 4% higher than the same period last year.

Operating income for the second quarter was $898,000, an increase of $336,000, or 60%, compared to the same period last year. Foreign currency fluctuations had a negative impact of $215,000 on reported operating income. Excluding the currency impact, operating income for the controller business increased by $586,000, mainly due to higher volumes. In the capacitor business segment there was operating income of $42,000 compared to $36,000 in the second quarter of fiscal 2006.

In the second quarter interest expense was $2,000, a decrease of $12,000 compared to the prior year. There was a foreign currency loss of $23,000 in the second quarter of fiscal 2007 compared to a loss of $24,000 in the same period last year.

Income before income taxes was $875,000 compared to $525,000 in the same period last year, an increase of $350,000, or 67%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the second quarter was $568,000, an increase of $226,000 compared to the same period last year. Basic and fully diluted income per share was $.18 compared to $.11 per share in the second quarter of fiscal 2006.

Six months ended March 31, 2007

The following table compares first half year results by segment for the six months ended March 31, 2007 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Six months ended		% change due to:
	March 31, 2007	April 1, 2006	Total	Currency	Volume / other
Sales:
Controls - to external customers	$17,684	$15,602	13%	6%	7%
Capacitors- to external customers	916	781	17%	12%	5%
Capacitors - inter-segment	31	35	-11%	12%	-23%
Capacitors - total	947	816	16%	12%	4%
Total sales to external customers	18,600	16,383	14%	7%	7%
Gross Profit:
Controls	6,657	6,013	11%	4%	7%
Capacitors	355	351	1%	12%	-11%
Total	7,012	6,364	10%	4%	6%
Selling research and administrative expenses:
Controls	5,409	5,060	7%	8%	-1%
Capacitors	388	369	5%	12%	-7%
Unallocated corporate expense	113	129	-12%	0%	-12%
Total	5,910	5,558	6%	8%	-2%
Operating income:
Controls	1,248	953	31%	-20%	51%
Capacitors	(33)	(18)	83%	12%	71%
Unallocated corporate expense	(113)	(129)	-12%	0%	-12%
Total	1,102	806	37%	-25%	62%
Other income and expense	(93)	(35)	166%	246%	-80%
Income before income taxes	1,009	771	31%	-37%	68%
Income taxes	(353)	(269)	31%	-37%	68%
Net Income	$656	$502	31%	-37%	68%

Sales in the six months ended March 31, 2007 were $18,600,000, an increase of $2,217,000, or 14%, compared to the same period last year when sales were $16,383,000. Foreign currency fluctuations accounted for an increase in reported sales of $1,100,000 or 7%; in addition, volumes were also 7% ahead of the same period last year. The increased volumes were mainly due to broadly-based higher levels of demand across most of the Company’s customer base; there were no significant “one-off” or “exceptional” sales revenues in the first six months of fiscal 2007. Volumes in the controller business were 7% better than in the same period last year, with gains in Europe and the Far East partially offset by marginally lower volumes in the USA. Shipments in the aerial lift market were ahead in foreign markets but lower in the USA. Most of the other markets served by the Company recorded higher volumes. In the capacitor business, sales to external customers increased by $135,000 compared to the same period last year. Capacitor volumes in the first six months were higher by $37,000, or 5%. Foreign currency fluctuations accounted for a $98,000, or 12%, increase in the reported sales of capacitors.

Revenues in the US controller business decreased by 3% compared to the first half of last fiscal year. This was mainly due to weak demand in the aerial lift market, partially offset by growth in other markets. Controller volumes in foreign markets were ahead of last year’s first six months by 15%, mainly due to higher volumes in the aerial lift market.

Gross profit was 37.7% of sales in this period compared to 38.8 % in the comparable period in fiscal 2006. Gross profit increased by $648,000 compared to the first half of last year. The positive impact of higher volumes was augmented by favorable foreign currency fluctuations which increased reported gross profit by $254,000. In the controller business, gross profit increased by $644,000 compared to the second quarter of fiscal 2006 and, in the capacitor business, gross profit of $355,000 was marginally ahead of last year.

Selling, research and administrative expenses were $5,910,000, an increase of $352,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $452,000, or 8%. Therefore, excluding the impact of currency fluctuations, operating expenses in the first half year were $100,000, or 2%, lower than the same period last year.

Operating income for the first half of fiscal 2007 was $1,102,000, an increase of $296,000, or 37%, compared to the same period last year. Foreign currency fluctuations resulted in a $198,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business increased by 51% compared to last year. The main cause of this increase in operating income was higher volumes. In the capacitor business segment there was an operating loss of $33,000 compared to an $18,000 operating loss in the first six months of fiscal 2006.

In the first half of fiscal 2007 interest expense was $7,000 compared to $35,000 in the same period last year. There was a foreign currency loss of $90,000 in fiscal 2007 compared to a loss of $2,000 in the same period last year, mainly due to the weakness of the US dollar compared to European currencies.

Income before income taxes was $1,009,000 compared to $771,000 in the same period last year, an increase of $238,000, or 31%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the first half year was $656,000, an increase of $154,000, or 31%, compared to the same period last year. Basic and fully diluted income per share increased by $.05 per share to $.21 per share compared to $.16 per share in the first half of fiscal 2006.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the second quarter of fiscal 2007 was paid on April 12, 2007, and amounted to $97,000. Cash balances at the end of the second quarter of 2007 were $234,000 compared to $1,290,000 on September 30, 2006, a decrease in cash of
$1,056,000 in the first six months of fiscal 2007.

In the first half of fiscal 2007, net income was $656,000, and operating activities used $567,000 of cash. There was an increase of $2,491,000 in receivables mainly due to higher volumes phased towards the end of the second quarter. The number of days sales in receivables increased in the first six months of fiscal 2007 from 64 days to 68 days.

Inventories decreased by $19,000 with the impact of higher volumes and foreign currency fluctuations offset by improved efficiency. Prepaid expense and other current assets increased by $310,000. Accounts payable increased by $1,071,000 mainly due to both higher volumes and foreign currency fluctuations. Accrued expenses decreased by $308,000 mainly due to bonuses for fiscal 2006 performance which were paid in the first half of fiscal 2007. Accrued income taxes increased by $345,000. Dividends paid in the first half of fiscal 2007 amounted to $192,000. Capital expenditures in the first six months were $528,000. Exchange rate changes increased cash by $231,000 in the first six months of fiscal 2007.

The Company has no long-term debt and has overdraft facilities in the UK of approximately $2.1 million and of $200,000 in France. At the end of the second quarter the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. In the first six months of fiscal 2007, approximately 37% of the Company’s sales were made in US Dollars, 29% were made in British Pounds and 34% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of March 31, 2007. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. The contracts mature at various dates from April 2007 to June 2007.

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2007	FY2008	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in pounds	2,038	-	2,038	2,038
Accounts receivable in euros	4,049	-	4,049	4,049
Accounts payable in pounds	2,565	-	2,565	2,565
Accounts payable in euros	385	-	385	385
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In pounds	1,693	-	1,693	-
In Euros	2,059	-	2,059	-
Forward exchange agreements
Sell US Dollars for British Pounds	1,100	-	1,100	15
Sell Euros for British Pounds	1,596	-	1,596	-
Average contractual exchange rate
US Dollars = British Pound	1.93 = 1	-	1.93 = 1	-
Euros = British Pound	1.47 = 1	-	1.47 = 1	-
Amount recorded as other comprehensive income	$-	$-	$-	$-

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at March 31, 2007, the risk arising from changes in interest rates was not material.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of March 31, 2007, these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. Our principal executive officer and principal financial officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual meeting held on January 23, 2007 the shareholders approved the election of directors as follows:

To elect as directors for three year terms the following persons: Maarten Hemsley, Marvin G. Schorr and David R.A. Steadman. Mr. Hemsley received 3,090,341 votes for and 7.968 withheld; Dr. Schorr received 3,087,661 votes for and 10,648 withheld; and Mr. Steadman received 3,090,241 votes for and 8,068 withheld. There were no abstentions or broker non-votes.

Item 6. Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC

Date: May 11, 2007	By: /s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2007	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Principal Accounting Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.