Form 10-Q
period 2007-06-30
TECH OPS SEVCON INC
filed 2007-08-10
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐  Accelerated Filer ☐  Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common stock, par value $.10	3,229,455

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	June 30, 2007	September 30, 2006
	(unaudited)	(derived from audited statements	)
ASSETS
Current assets:
Cash and cash equivalents	$907	$1,290
Receivables, net of allowances for doubtful accounts of $174 at June 30, 2007 and $141 at September 30, 2006	8,828	6,187
Inventories	5,876	4,717
Prepaid expenses and other current assets	953	847
Total current assets	16,564	13,041
Property, plant and equipment:
At cost	11,974	10,497
Less: accumulated depreciation and amortization	8,202	7,202
Net property, plant and equipment	3,772	3,295
Long-term deferred tax asset	949	881
Goodwill	1,435	1,435
Total assets	$22,720	$18,652

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,252	$2,397
Dividend payable	97	96
Accrued expenses	2,747	2,701
Accrued and deferred taxes on income	1,011	479
Total current liabilities	8,107	5,673
Liability for pension benefits	2,964	2,886
Other long term liabilities	59	56
Total liabilities	11,130	8,615
Commitments and contingencies
Stockholder equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,229,455 shares at June 30, 2007 and 3,211,051 shares at September 30, 2006	323	321
Premium paid in on common stock	4,478	4,309
Retained earnings	7,940	7,123
Cumulative other comprehensive loss	(1,151)	(1,716)
Total stockholder equity	11,590	10,037
Total liabilities and stockholder equity	$22,720	$18,652
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$10,341	$9,313	$28,941	$25,696
Cost of sales	6,550	5,761	18,138	15,780
Gross Profit	3,791	3,552	10,803	9,916
Selling, research and administrative expenses	3,009	2,968	8,919	8,526
Operating income	782	584	1,884	1,390
Interest expense	(10)	(13)	(17)	(48)
Interest income	3	1	7	3
Foreign currency loss	(40)	(8)	(130)	(10)
Income before income taxes	735	564	1,744	1,335
Income taxes	(252)	(195)	(605)	(464)
Net income	$483	$369	$1,139	$871
Basic income per share	$.15	$.12	$.36	$.28
Fully diluted income per share	$.15	$.12	$.36	$.28

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Nine months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$483	$369	$1,139	$871
Foreign currency translation adjustment	193	529	528	418
Changes in fair market value of cash flow hedges	-	14	-	1
Amortization of pension transition items to income	11	-	37	-
Comprehensive income	$687	$912	$1,704	$1,290

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	June 30, 2007	July 1, 2006
Cash flow from operating activities:
Net income	$1,139	$871
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	555	469
Stock-based compensation	142	134
Deferred tax benefit	(68)	2
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(2,641)	(626)
Inventories	(1,159)	(1,786)
Prepaid expenses and other current assets	(106)	(281)
Accounts payable	1,855	241
Accrued expenses	46	239
Accrued and deferred taxes on income	532	(18)
Net cash generated from (used by) operating activities	295	(755)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(783)	(462)
Net cash used by investing activities	(783)	(462)
Cash flow used by financing activities:
Dividends paid	(289)	(287)
Exercise of stock options	4	9
Short-term bank borrowings	-	426
Net cash (used by) generated from financing activities	(285)	148
Effect of exchange rate changes on cash	390	269
Net decrease in cash	(383)	(800)
Beginning balance - cash and cash equivalents	1,290	1,130
Ending balance - cash and cash equivalents	$907	$330
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$266	$619
Cash paid for interest	$17	$48
Supplemental disclosure of non-cash financing activity:
Dividend declared	$97	$96

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements - June 30, 2007

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon as of June 30, 2007 and the results of operations and cash flows for the nine months ended June 30, 2007.

The significant accounting policies followed by Tech/Ops Sevcon are set forth in Note 1 to the financial statements in the 2006 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2006 to the significant accounting policies followed by Tech/Ops Sevcon.

The results of operations for the nine month periods ended June 30, 2007 and July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)    New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) which will be effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of adopting FIN48 on its consolidated results of operations or financial position but does not anticipate its adoption to have a material impact on either the consolidated results from operations or its financial position.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted SFAS No. 158 effective on September 30, 2006. There was no impact on the income statement in either fiscal 2007 or 2006 arising from the adoption of SFAS No. 158.

 (3)    Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 77,000 shares reserved and available for grant at June 30, 2007. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Since the beginning of fiscal 2006 the Company has accounted  for stock based compensation under SFAS 123R “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first nine months of fiscal 2007 or in fiscal 2006 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2007 or fiscal 2006. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the nine months ended June 30, 2007 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years	)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	172,000	$9.35
Granted	-
Exercised	(8,000)	$4.37
Cancelled	(20,000)	$14.31
Outstanding at June 30, 2007	144,000	$8.94	2.5 years		$320,000
Exercisable at June 30, 2007	105,750	$9.66	3.1 years		$197,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $9.50 market price of the Company’s common stock at June 30, 2007. Options for 8,000 shares were exercised during the nine months ended June 30, 2007. The total intrinsic value of options exercised to-date in fiscal 2007 was $46,000 and the proceeds received on the exercise of these options was $35,000. In the first nine months of the last fiscal year, options for 2,000 shares were exercised with an intrinsic value of $3,000 and proceeds received on exercise of $9,000. At June 30, 2007 there was $66,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.8 years.

In fiscal 2006 the Company granted 25,000 shares of restricted stock to three employees which will vest in five equal annual installments and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2007 annual meeting.

In January 2007, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2008 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $92,000 based on the fair market value of the stock on date of issue. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the first nine months of fiscal 2007 was $38,000 and the subsequent charge will be approximately $23,000 on a quarterly basis.

In April 2007, the Company granted 2,000 shares of restricted stock to one employee which will vest in full on the third business day after the Company publicly announces its financial results for fiscal 2007 so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $17,000 based on the fair market value of stock on the date of issue. This unearned compensation is being charged to income on a straight line basis over the eight month period during which the forfeiture conditions lapse. The charge to income for this employee’s restricted stock grant in the third quarter and first nine months of fiscal 2007 was $4,000 and the subsequent charge will be approximately $6,000 on a quarterly basis.

During the restriction period ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. For the purposes of calculating average issued shares for earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock activity for the nine months ended June 30, 2007 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2006	65,000	$5.70
Granted	14,000	$7.77
Vested	(24,000)	$5.72
Forfeited	-	N/A
Non-vested balance as of June 30, 2007	55,000	$6.22

As of June 30, 2007, there was $241,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock option expense under SFAS No. 123R	$6	$13	$27	$36
Restricted stock grants:
Employees	19	14	54	41
Non-employee directors	23	17	61	57
Total stock based compensation expense	$48	$44	$142	$134

(4)    Cash Dividends

On June 12, 2007, the Company declared a quarterly dividend of $.03 per share for the third quarter of fiscal 2007, which was paid on July 12, 2007 to stockholders of record on June 27, 2007. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)   Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Nine Months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$483	$369	$1,139	$871
Weighted average shares outstanding - basic	3,172	3,144	3,162	3,134
Basic income per share	$.15	$.12	$.36	$.28
Common stock equivalents	53	30	44	22
Weighted average shares outstanding - diluted	3,225	3,174	3,206	3,156
Diluted income per share	$.15	$.12	$.36	$.28
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	80	105	100	105

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

	(in thousands of dollars)
	Three months ended June 30, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,753	$588	$-	$10,341
Inter-segment revenues	-	8	-	8
Operating income	963	8	(189)	782
Identifiable assets	21,141	1,109	470	22,720
	Three months ended July 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,901	$412	$-	$9,313
Inter-segment revenues	-	18	-	18
Operating income (loss)	726	(25)	(117)	584
Identifiable assets	16,992	906	582	18,480
	Nine months ended June 30, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$27,437	$1,504	$-	$28,941
Inter-segment revenues	-	39	-	39
Operating income (loss)	2,211	(25)	(302)	1,884
Depreciation and amortization	507	44	4	555
Identifiable assets	21,141	1,109	470	22,720
Capital expenditures	704	75	4	783
	Nine months ended July 1, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$24,503	$1,193	$-	$25,696
Inter-segment revenues	-	53	-	53
Operating income (loss)	1,679	(43)	(246)	1,390
Depreciation and amortization	427	42	-	469
Identifiable assets	16,992	906	582	18,480
Capital expenditures	396	24	-	420

In the controls business segment the revenues were derived from the following products and services.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Electronic controllers for battery driven vehicles	$6,710	$6,260	$19,183	$17,291
Accessory and aftermarket products and services	3,043	2,641	8,254	7,212
Total controls segment revenues	$9,753	$8,901	$27,437	$24,503

(7)    Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Research and Development expense	$946	$919	$2,845	$2,701
Percentage of sales	9.1%	9.9%	9.8%	10.5%

(8) Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$149	$98	$441	$284
Interest cost	293	241	863	698
Expected return on plan assets	(290)	(227)	(854)	(656)
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	15	14	44	40
Recognized net actuarial gain	3	-	9	-
Net periodic benefit cost	170	126	503	366
Net cost of defined contribution plans	$11	$9	$33	$25

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the nine months ended June 30, 2007:

	(in thousands of dollars)
	Nine Months ended
	June 30, 2007		July 1, 2006
Liability for pension benefits at beginning of period	$2,886	$	N/A
Net periodic benefit cost	503		N/A
Plan contributions	(572)		N/A
Effect of exchange rate changes	147		N/A
Balance at end of period	$2,964	$	N/A

Tech/Ops Sevcon contributed $572,000 to its pension plans in the nine months ended June 30, 2007 and presently anticipates contributing a further $193,000 to fund its plans in the remainder of fiscal 2007, for a total contribution of $765,000. In addition employee contributions to the UK plan were $219,000 in the first nine months and are estimated to total $295,000 in fiscal 2007.

The table below sets out the movement in the amounts included in accumulated other comprehensive income that has not yet been recognized as pension costs in the income statement:

	Unrecognized transition obligation	Unrecognized prior service cost	Unrecognized net actuarial gain (loss)	Deferred Tax	Total
Balance at September 30, 2006	$1	$2,006	$765	$(849)	$1,923
Amounts recognized in accumulated other comprehensive income in the first nine months of fiscal 2007	-	(44)	(9)	16	(37)
Balance at June 30, 2007	$1	$1,962	$756	$(833)	$1,886
Amounts expected to be recognized in the remainder of fiscal 2007	-	(15)	(3)	4	(14)

(9)   Inventories

Inventories were comprised of:

	(in thousands of dollars)
	June 30, 2007	September 30, 2006
Raw materials	$2,855	$2,195
Work-in-process	200	119
Finished goods	2,821	2,403
	$5,876	$4,717

(10)        Accrued expenses

Set out below is an analysis of other accrued expenses at June 30, 2007 and September 30, 2006 which shows separately any items in excess of 5% of total current liabilities.

	(in thousands of dollars)
	June 30, 2007	September 30, 2006
Accrued compensation and related costs	$1,205	$1,047
Warranty reserves	470	364
Other accrued expenses	1,072	1,290
	$2,747	$2,701

(11)   Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Warranty reserves at beginning of period	$418	$450	$364	$364
Decrease in beginning balance for warranty obligations settled during the period	(76)	(81)	(258)	(299)
Other changes to pre-existing warranties	3	8	13	55
Net increase in warranty reserves for products sold during the period	125	145	351	402
Warranty reserves at end of period	$470	$522	$470	$522

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 158 on September 30, 2006. See Note 2 to Consolidated Financial Statements for a more detailed description of this new accounting pronouncement.

In June 2006, the FASB issued FIN48, “Accounting for Uncertainty in Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of adopting FIN48 on its consolidated results of operations or financial position but does not anticipate its adoption to have a material impact on either the consolidated results from operations or its financial position.

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2007 there have been no material changes to the critical accounting estimates described in the Company’s Form 10-K for the year ended September 30, 2006.

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $17,590,000 at September 30, 2006 and the total assets of the Company were $18,652,000. Although the plan assets are not included in the assets of the Company, they are 94% of size of the Company’s total assets. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits” which amounted to $2,964,000 at June 30, 2007 compared to $2,886,000 at September 30, 2006.

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

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

The Company reported net income of $483,000, or $.15 per share, for the third fiscal quarter ended June 30, 2007. Net income increased by 31% from $369,000 in the comparable period last year. Basic and fully diluted net income was $.15 per share, an increase of $.03 per share compared with the third quarter of last year. Sales in the third quarter were $10,341,000, which was 11% ahead of the third quarter last year. Volumes shipped were 6% ahead of the prior year period, augmented by foreign currency fluctuations which caused an increase in reported revenues of $427,000, or 4%.

Operating income for the third quarter was $782,000, an increase of $198,000, or 34%, compared to the third quarter of last year. Foreign currency fluctuations had an adverse impact on operating income of $228,000, or 39%; underlying operating income (defined as operating income net of foreign currency impact) was 73% ahead of last year. Gross profit increased by $239,000 compared to last year due to higher volumes. Operating expense for the third quarter was $41,000 higher than the same period last year, due entirely to foreign currency fluctuations; underlying operating expense was 4% lower than last year.

For the nine month period, revenues were $28,941,000, an increase of $3,245,000, or 13%, compared to last year. Higher volumes accounted for a 7% increase in sales revenues and contributed $711,000 of additional gross profit. The weakness of the US dollar compared to the British Pound and the Euro resulted in a $1,526,000 increase in reported sales, but this reduced operating income by $426,000. Operating expenses, excluding the effect of foreign currency changes, were $209,000 lower than last year. Operating income for the nine month period was $1,884,000, an increase of $494,000, or 36%, compared to last year. For the first nine months of fiscal 2007, net income was $1,139,000, or $.36 per diluted share, compared to $871,000, or $.28 per diluted share last year.

Cash balances decreased by $383,000 in the first nine months of fiscal 2007 to $907,000. Operating activities generated cash of $297,000, mainly due to the increased income arising from the higher volumes shipped in the second and third quarters. Capital expenditures used cash of $783,000 and dividend payments amounted to $289,000. Exchange rate changes increased reported cash by $394,000.

Results of Operations

Three months ended June 30, 2007

The following table compares results by segment for the third quarter of fiscal 2007 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes.

			% change due to:
	2007	2006	Total	Currency	Volume / other
Sales:
Controls - to external customers	$9,753	$8,901	10%	4%	6%
Capacitors - to external customers	588	412	43%	11%	32%
Capacitors - inter-segment	8	18	-56%	11%	-67%
Capacitors - total	596	430	39%	11%	28%
Total sales to external customers	10,341	9,313	11%	5%	6%
Gross Profit:
Controls	3,566	3,372	6%	-3%	9%
Capacitors	225	180	25%	11%	14%
Total	3,791	3,552	7%	-2%	9%
Selling research and administrative expenses:
Controls	2,603	2,646	-2%	5%	-7%
Capacitors	217	205	6%	11%	-5%
Unallocated corporate expense	189	117	62%	0%	62%
Total	3,009	2,968	1%	5%	-4%
Operating income:
Controls	963	726	33%	-32%	65%
Capacitors	8	(25)	132%	11%	121%
Unallocated corporate expense	(189)	(117)	62%	0%	62%
Total	782	584	34%	-39%	73%
Other income and expense	(47)	(20)	135%	170%	-35%
Income before income taxes	735	564	30%	-46%	76%
Income taxes	(252)	(195)	29%	-49%	78%
Net Income	$483	$369	31%	-45%	76%

Sales in the third fiscal quarter ended June 30, 2007 were $10,341,000 compared to $9,313,000 in the same period last year, an increase of $1,028,000, or 11%. Compared to the third quarter of fiscal 2006, the US dollar weakened by 8% compared to the British Pound and by 6% compared to the Euro. These foreign currency fluctuations accounted for a 5% increase in reported sales and volumes were 6% higher than last year. Volumes in the controller business were 6% higher than the same period last year, with gains reported in all business units. The increased revenues in the controls segment were mainly due to broadly-based higher levels of demand across most of the Company’s customer base. In the capacitor business, sales to external customers increased by $176,000, or 43%, compared to the same period last year. Capacitor volumes were 32% up compared to the same period last year mainly due to higher demand in the railway signaling market and increased sales of audio capacitors. Foreign currency fluctuations accounted for a $46,000 increase in reported sales of capacitors.

The gross profit percentage was 36.7% of sales in this period compared with 38.1% in the comparable period in fiscal 2006. Gross profit increased by $239,000 compared to the third quarter of last year. Foreign currency fluctuations reduced reported gross profit by $78,000. Net of the currency impact, gross profit was $317,000 above last year. The increase in gross profit was mainly due to higher volumes.

Selling, research and administrative expenses were $3,009,000, an increase of $41,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $150,000, or 5%. Therefore, excluding the impact of currency fluctuations, operating expenses for the third quarter were $109,000, or 4% lower than the same period last year.

Operating income for the third quarter was $782,000, an increase of $198,000, or 34%, compared to the same period last year. Foreign currency fluctuations had a negative impact of $228,000 on reported operating income. Excluding the currency impact, operating income for the controller business increased by $469,000, mainly due to higher volumes. In the capacitor business segment there was operating income of $8,000 compared to an operating loss of $25,000 in the third quarter of fiscal 2006.

In the third quarter interest expense was $10,000, a decrease of $3,000 compared to the prior year. There was a foreign currency loss of $40,000 in the third quarter of fiscal 2007 compared to a loss of $8,000 in the same period last year.

Income before income taxes was $735,000 compared to $564,000 in the same period last year, an increase of $171,000, or 30%. Income taxes were 34% of pre-tax income, in line with the same period last year. Net income for the third quarter was $483,000, an increase of $114,000 compared to the same period last year. Basic and fully diluted income per share was $.15 compared to $.12 per share in the third quarter of fiscal 2006.

Nine months ended June 30, 2007

The following table compares the results by segment for the nine months ended June 30, 2007 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Nine months ended		% change due to:
	June 30, 2007	July 1, 2006	Total	Currency	Volume / other
Sales:
Controls - to external customers	$27,437	$24,503	12%	6%	6%
Capacitors - to external customers	1,504	1,193	26%	12%	14%
Capacitors - inter-segment	39	53	-26%	12%	-38%
Capacitors - total	1,543	1,246	24%	12%	12%
Total sales to external customers	28,941	25,696	13%	6%	7%
Gross Profit:
Controls	10,223	9,385	9%	1%	8%
Capacitors	580	531	9%	12%	-3%
Total	10,803	9,916	9%	2%	7%
Selling research and administrative expenses:
Controls	8,012	7,706	4%	7%	-3%
Capacitors	605	574	5%	12%	-7%
Unallocated corporate expense	302	246	23%	0%	23%
Total	8,919	8,526	5%	7%	-2%
Operating income:
Controls	2,211	1,679	32%	-25%	57%
Capacitors	(25)	(43)	42%	12%	30%
Unallocated corporate expense	(302)	(246)	23%	0%	23%
Total	1,884	1,390	36%	-30%	66%
Other income and expense	(140)	(55)	155%	220%	-65%
Income before income taxes	1,744	1,335	31%	-41%	72%
Income taxes	(605)	(464)	30%	-42%	72%
Net Income	$1,139	$871	31%	-40%	71%

Sales in the nine months ended June 30, 2007 were $28,941,000, an increase of $3,245,000, or 13%, compared to the same period last year when sales were $25,696,000. Foreign currency fluctuations accounted for an increase in reported sales of $1,526,000, or 6%; in addition, volumes were also 7% ahead of the same period last year. The increased volumes were mainly due to broadly-based higher levels of demand across most of the Company’s customer base. Volumes in the controller business were 6% better than in the same period last year, with gains in Europe and the Far East partially offset by marginally lower volumes in the USA. Shipments in the aerial lift market were ahead in foreign markets but lower in the USA, due to unusually high shipment levels in the second quarter of fiscal 2006. Most of the other markets served by the Company recorded higher volumes. In the capacitor business, sales to external customers increased by $311,000 compared to the same period last year. Capacitor volumes in the first nine months were higher by $169,000, or 14%. Foreign currency fluctuations accounted for a $142,000, or 12%, increase in the reported sales of capacitors.

Revenues in the US controller business decreased by 1% compared to the first nine months of last fiscal year. This was mainly due to weak demand in the aerial lift market, partially offset by growth in other markets. Controller volumes in foreign markets were ahead of last year’s first nine months by 11%, mainly due to higher volumes in the aerial lift market.

Gross profit was 37.3% of sales in this period compared to 38.6% in the comparable period in fiscal 2006. Gross profit increased by $887,000 compared to the same period last year. The positive impact of higher volumes was augmented by favorable foreign currency fluctuations which increased reported gross profit by $176,000. In the controller business, gross profit increased by $838,000 compared to the third quarter of fiscal 2006 and, in the capacitor business, gross profit of $580,000 was 9% ahead of last year.

Selling, research and administrative expenses were $8,919,000, an increase of $393,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $602,000, or 7%. Therefore, excluding the impact of currency fluctuations, operating expenses were $209,000, or 2%, lower than the same period last year.

Operating income for the first nine months of fiscal 2007 was $1,884,000, an increase of $494,000, or 36%, compared to the same period last year. Foreign currency fluctuations resulted in a $426,000 decrease in reported operating income. Excluding the currency impact, operating income for the controller business increased by 57% compared to last year. Higher volumes was the main cause of this increase in operating income. In the capacitor business segment there was an operating loss of $25,000 compared to a $43,000 operating loss in the first nine months of fiscal 2006.

In the first nine months of fiscal 2007 interest expense was $17,000 compared to $48,000 in the same period last year. There was a foreign currency loss of $130,000 in fiscal 2007 compared to a loss of $10,000 in the same period last year, mainly due to the weakness of the US dollar compared to the British Pound and the Euro.

Income before income taxes was $1,744,000 compared to $1,335,000 in the same period last year, an increase of $409,000, or 31%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the nine months ended June 30, 2007 was $1,139,000, an increase of $268,000, or 31%, compared to the same period last year. Basic and fully diluted income per share increased by $.08 per share to $.36 per share compared to $.28 per share in the same period last year.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the third quarter of fiscal 2007 was paid on July 12, 2007, and amounted to $97,000. Cash balances at the end of the third quarter of 2007 were $907,000 compared to $1,290,000 on September 30, 2006, a decrease in cash of $383,000 in the first nine months of fiscal 2007.

In the first nine months of fiscal 2007, net income was $1,139,000, and operating activities generated $297,000 of cash. There was an increase of $2,641,000 in receivables mainly due to higher volumes in the second and third quarters. The number of days sales in receivables increased in the first nine months of fiscal 2007 from 64 days to 74 days, mainly due to a higher proportion of receivables in Europe.

Inventories increased by $1,159,000 of which $474,000 was due to currency fluctuations and the balance of $685,000 was largely due to higher volumes. Prepaid expense and other current assets increased by $106,000. Accounts payable increased by $1,855,000 mainly due to both higher volumes and foreign currency fluctuations. Accrued expenses of $2,747,000 were in line with the $2,701,000 recorded in the same period last year. Accrued income taxes increased by $532,000. Dividends paid in the first nine months of fiscal 2007 amounted to $289,000. Capital expenditures in the first nine months were $783,000. Exchange rate changes increased reported cash by $394,000 in the first nine months of fiscal 2007.

The Company has no long-term debt but has overdraft facilities in the UK of approximately $2.1 million and of $200,000 in France. At the end of the third quarter the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs. Capital spending programs are not expected to be significantly higher than depreciation over the next twelve months and projected volume growth is not expected to require significant additional cash resources.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom. In the first nine months of fiscal 2007, approximately 37% of the Company’s sales were made in US Dollars, 27% were made in British Pounds and 36% were made in Euros. Approximately 77% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of June 30, 2007. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates.

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2007	FY2008	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	1,674	-	1,674	1,674
Accounts receivable in Euros	4,572	-	4,572	4,572
Accounts payable in British Pounds	3,080	-	3,080	3,080
Accounts payable in Euros	424	-	424	424
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	1,705	-	1,705	-
In Euros	1,562	-	1,562	-
Forward exchange agreements
Sell US Dollars for British Pounds	1,400	-	1,400	14
Average contractual exchange rate
US Dollars = British Pound	1.99 = 1	-	1.99 = 1	-
Amount recorded as other comprehensive income	$-	$-	$-	$-

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at June 30, 2007, the risk arising from changes in interest rates was not material.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of June 30, 2007, these disclosure controls and procedures were effective.

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

TECH/OPS SEVCON, INC

Date: August 10, 2007	By: /s/ Paul A. McPartlin
Paul A. McPartlin
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2007	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Principal Accounting Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.