Form 10-K
period 2007-09-30
TECH OPS SEVCON INC
filed 2007-12-27
CIK 825411

`
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
(Mark One)

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007 or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐     No ☒

As of March 31, 2007, 3,233,051 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was $16,460,000. As of December 14, 2007, 3,257,702 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 22, 2008 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

•General Description

Tech/Ops Sevcon, Inc. (“Tech/Ops Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metallized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 94% of the Company’s revenues in 2007 were derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 14% of sales in fiscal 2007 compared to 17% in fiscal 2006 and 16% in fiscal 2005.

In fiscal 2007 sales were $39,213,000, an increase of $4,583,000, or 13%, compared to the previous year. Foreign currency fluctuations accounted for an increase of $2,162,000, or 6%, in reported sales. Excluding the foreign currency impact, sales volume grew by 7% compared to fiscal 2006. Operating income in fiscal 2007 was $2,063,000, compared to $1,844,000 in the previous year, an increase of 12%. Net income was $1,303,000, or $ .41 per diluted share, compared to $1,114,000, or $.35 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2007 performance.

•Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $14,832,000, $14,643,000 and $12,893,000, in fiscal years 2007, 2006 and 2005, respectively, which accounted for approximately 38%, 42% and 41%, respectively, of total sales. Approximately 63% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 90% of the Company’s sales are direct to end customers, with 10% made to the Company’s international dealer network. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factor on page 4 regarding sales and operations outside the United States which are incorporated by reference herein.

•Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

•Backlog

Tech/Ops Sevcon's backlog at September 30, 2007 was $5,566,000, compared to $4,923,000 at September 2006 and $4,957,000 at September 2005.

•Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials and produces certain of these items internally. However, the Company relies on certain suppliers and subcontractors for all of its requirements for certain components, sub-assemblies, and finished products. The Company is taking steps to reduce its reliance on any single subcontractor and as a consequence to diversify its risk.

•Competition

The Company has global competitors which are divisions of larger public companies, including Danaher’s Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in U.S., Italy and Slovenia, respectively that have international operations. In addition, some large fork lift truck manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for battery operated vehicles.

•Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditures amounted to $3,790,000 in 2007, compared to $3,582,000 in 2006 and $3,499,000 in 2005. The increase in research and development spending of $208,000, or 6%, in fiscal 2007 was due to the effect of adverse exchange rate changes.

•Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon.

•Employees and labor relations

As of September 30, 2007, the Company employed 157 full-time employees, of whom 15 were in the United States, 128 were in the United Kingdom (of which 32 were employed by the capacitor business), 11 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 13, the Company believes that the following represent the most significant risk factors for the Company:

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

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 63% of the Company’s revenues in fiscal 2007 and the largest customer accounted for 14% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The Company has substantial sales and operations outside the United States that could be adversely affected by changes in international markets

A significant portion of our operations is located, and a significant portion of our business comes from, outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Far East as well as in the United States. A consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value versus the U.S. dollar. Although we enter into hedging arrangements, significant fluctuations in foreign exchange rates can and do have a material impact on our financial results, which are reported in U.S. dollars. Other risks associated with international business include: changing regulatory practices and tariffs; staffing and managing international operations, including complying with local employment laws; longer collection cycles in certain areas; and changes in tax and other laws.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

The US subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom (UK) electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space respectively. The land on which these buildings stand are held on ground leases expiring in 2068 and 2121 respectively. The UK subsidiary sub-lets approximately 11,000 square feet of unused space in one of its buildings for a five-year term expiring in 2011. The French subsidiary leases 5,000 square feet of space near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 600 square feet of office space in Bucheon City, near Seoul, under a lease due to expire in 2008. The Japanese subsidiary leases approximately 600 square feet of office space in Tokyo, Japan under a lease due to expire in 2009. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is traded on the American Stock Exchange under the symbol TO. A summary of the market prices of, and dividends paid on, the Company’s Common Stock is shown below. At December 14, 2007, there were approximately 266 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2007 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share - High - Low	$7.85 6.61	$7.94 6.40	$11.25 6.88	$11.93 7.80	$11.93 6.40
2006 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share - High - Low	$6.10 4.95	$6.55 5.36	$7.36 5.95	$7.09 6.20	$7.36 4.95

PERFORMANCE GRAPH

The following graph compares the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in the Common Stock of the Company, in the American Stock Exchange (“AMEX”) Market Value Index, and in the Hemscott Electric Industrial Apparatus Index during the period from September 30, 2002 through September 30, 2007. This performance graph is furnished and shall not be deemed “filed” with the SEC nor subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933.

Value of Investment at September 30,
	2002	2003	2004	2005	2006	2007
Tech/Ops Sevcon, Inc.	100	138	140	143	172	219
AMEX Market Value Index	100	124	143	173	180	222
Hemscott Electric Industrial Apparatus Index	100	133	162	201	255	321

ITEM 6 SELECTED FINANCIAL DATA

A summary of selected financial data for the last five years is set out below:

As of September 30 (in thousands except per share data)

	2007	2006	2005	2004	2003
Net sales	$39,213	$34,630	$31,675	$29,150	$23,113
Operating income	2,063	1,844	999	972	151
Net income	1,303	1,114	641	611	83
Basic income per share	$.41	$.35	$.21	$.20	$.03
Cash dividends per share	$.12	$.12	$.12	$.12	$.12
Average shares outstanding	3,167	3,139	3,125	3,125	3,125
Pension and other long-term liabilities	2,305	2,942	-	-	-
Stockholders’ equity	12,434	10,037	10,589	10,464	9,648
Total assets	$21,926	$18,652	$16,446	$16,608	$13,784

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the following new accounting pronouncement in fiscal 2007. See Note (1) P. to Consolidated Financial Statements for a more detailed description of new accounting pronouncements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for our fiscal year 2007 annual financial statements. This did not have a material impact on the Company’s financial statements.

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 63% of the Company’s sales. At September 30, 2007, the allowance for bad debts amounted to $180,000, which represented 2% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2007 was $860,000, or 14% of the original cost of gross inventory. At September 30, 2006, the provision was $923,000, or 16% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of Financial Accounting Standards Board Statement No.142 “Goodwill and Other Intangible Assets” (SFAS No. 142). In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded that the goodwill had not been impaired. Management updated the analysis in 2007, 2006 and 2005 using similar methodologies and again concluded that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense or liabilities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. The company adopted Financial Accounting Standards Board Statement No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) in September 2006. At September 30, 2007 there was a pension liability in the Company’s balance sheet of $2,244,000. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2007, pension plan assets were $22,280,000, plan liabilities were $24,524,000, and the total assets of the Company were $21,926,000. Under SFAS No. 158 changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position. At September 30, 2007, a change in the assumed discount rate of one-tenth of one percent (0.1%) would have resulted in a change in the liability for pension benefits of approximately $550,000.

• A) Results of Operations

2007 compared to 2006

The following table compares results, for both the controls and capacitor segments, for fiscal 2007 with the prior year, showing separately the percentage variances due to currency and volume / other.

			(in thousands of dollars except percentages)
			% change due to:
	2007	2006	Total	Currency	Volume / other
Sales
Controls - to external customers	$37,009	$32,808	13%	6%	7%
Capacitors- to external customers	2,204	1,822	21%	11%	10%
Capacitors - inter-segment	52	64	-19%	7%	-26%
Capacitors - total	2,256	1,886	20%	11%	9%
Total sales to external customers	39,213	34,630	13%	6%	7%
Gross Profit
Controls	13,479	12,268	10%	2%	8%
Capacitors	869	838	4%	9%	-5%
Total	14,348	13,106	9%	2%	7%
Selling research and administrative expenses
Controls	10,810	10,094	7%	7%	0%
Capacitors	1,158	770	50%	12%	38%
Unallocated corporate expense	317	398	-20%	0%	-20%
Total	12,285	11,262	9%	7%	2%
Operating income
Controls	2,669	2,174	23%	-24%	47%
Capacitors	(289)	68	-525%	-27%	-498%
Unallocated corporate expense	(317)	(398)	-20%	0%	-20%
Total	2,063	1,844	12%	-29%	41%
Other income and expense	(75)	(110)	-32%	-11%	-21%
Income before income taxes	1,988	1,734	15%	-30%	45%
Income taxes	(685)	(620)	10%	-30%	40%
Net Income	$1,303	$1,114	17%	-31%	48%

In fiscal 2007 sales revenues increased by $4,583,000, or 13%, to $39,213,000. In fiscal 2007 approximately 62% of the Company’s sales were made outside the United States. As the majority of foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. In Fiscal 2007 the average dollar exchange rate weakened compared to the British Pound by 10% and by 8% compared to the Euro. As a result, foreign currency sales translated into more dollars, increasing reported sales by 6%. Sales volume, net of foreign currency fluctuations, was 7% higher than the previous year, with the increase spread across most of our businesses.

In the controls business segment revenues were 13% higher than in fiscal 2006, reflecting a 6% increase due to foreign currency fluctuations and a further 7% increase in volumes shipped. In the United States controller business, sales were $14,832,000 compared to $14,643,000 in 2006, an increase of 1%. Slightly lower demand in the United States in the fork lift truck and aerial lift markets were offset by higher volumes shipped to the mining and other electric vehicle markets. In the controller businesses foreign sales improved by 22% compared to last year reflecting an 11% increase in volumes shipped and an additional 11% increase due to foreign currency fluctuations. Volumes shipped in Europe and the Far East increased largely due to higher demand in the European and Japanese aerial lift markets.

In the capacitor business segment, revenues increased by $382,000, or 21%. Capacitor volumes increased by 10% compared to last year augmented by foreign currency fluctuations increasing reported sales by a further 11%. This volume increase was mainly due to increased demand in industrial and audio markets.

Cost of sales was $24,865,000 compared to $21,524,000 in fiscal 2006, an increase of $3,341,000, or 15.5%. Approximately 72% of this cost of sales was denominated in British Pounds. Largely as a result of the weaker US Dollar compared with the British Pound, foreign currency fluctuations increased cost of sales by $1,888,000, or 9%. The remaining 6.5% increase, of the 15.5% total increase in cost of sales, was mainly due to the 7% increase in volumes shipped.

Gross profit was $14,348,000, or 36.6% of sales, compared to $13,106,000, or 37.8% of sales, in fiscal 2006. Foreign currency fluctuations had a favorable impact on gross profit of $274,000 but, due to the currency impact on sales, this decreased the gross profit percentage by 1.4%. Excluding the foreign currency impact, there was a year-to-year increase in the gross profit percentage of 0.2% of sales. In the controls segment, gross profit of $13,479,000 was 10% ahead of last year; this compared to an increase in volumes of 8%. In the capacitor segment gross profit was $869,000, an increase of $31,000, or 4%, compared to fiscal 2006. Capacitor business gross profit was 38.5% of sales in fiscal 2007 compared to 44.4% of sales in fiscal 2006. The decline in the capacitor business gross profit percentage was mainly due to a decrease in sales to high margin customers, offset by sales growth at lower than average margins. The table below analyses the year-to-year change in sales, cost of sales and gross profit.

		(in thousands of dollars except percentages)
	Sales	Cost of sales	Gross Profit	Gross Profit	%
Actual Fiscal 2006	$34,630	$21,524	$13,106	37.8%
Change in fiscal 2007 due to:
Foreign Currency fluctuations	2,162	1,888	274	(1.4%)
Increased volume, assuming 2006 gross profit percentage	2,421	1,506	915	-
Other cost of sales changes, net	-	(53)	53	0.2%
Actual Fiscal 2007	$39,213	$24,865	$14,348	36.6%

Selling, research and administrative expenses (operating expenses) were $12,285,000, an increase of $1,023,000, or 9%, compared to fiscal 2006. Adverse foreign currency fluctuations increased reported operating expenses by $818,000, or 7%. Excluding the unfavorable currency impact and the $497,000 cost of management changes, underlying operating expenses decreased by $292,000, or 3%. In fiscal 2007, expenditure on new product engineering reduced by $67,000, before the impact of currency fluctuations. In fiscal 2007 sales and marketing expenses decreased by $243,000 before the impact of currency fluctuations. Included in administrative expense in 2007 in the capacitor business segment was a one-time charge of $297,000 for management changes. In addition, as a result of the Company’s succession planning, there was additional expense for the recruitment and employment of the Principal Accounting Officer. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses	(in thousands of dollars)
Reported expense in fiscal 2007	$12,285
Reported expense in fiscal 2006	11,262
Increase in expense	1,023
Increase (decrease) due to:
Effect of exchange rate changes	818
Lower engineering expense, net of currency effect	(67)
Decrease in sales and marketing expense, net of currency effect	(243)
One-time cost of management changes in the capacitor business	297
Cost of recruitment and employment of Principal Accounting Officer	200
Other operating expense changes, net	18
Total increase in selling research and administrative expenses in fiscal 2007	$1,023

Operating income was $2,063,000 compared to $1,844,000 in fiscal 2006, an increase of $219,000, or 12%, despite foreign currency fluctuations which reduced operating income by $544,000 in fiscal 2007. Excluding the currency effect, operating income increased by 41% compared to fiscal 2006, mainly due to increased volumes. In the controller business, and excluding the currency impact, operating income was 47% ahead of the prior year. The capacitor business made an operating loss of $289,000 in fiscal 2007 compared to an operating profit of $68,000 in fiscal 2006; this was mainly due to the one-time charge of $297,000 for management changes in the year.

Other expense was $75,000 in fiscal 2007 compared to $110,000 in the previous year. Interest expense was lower by $19,000 at $45,000 and interest income in 2007 was $4,000 higher at $10,000. The foreign currency exchange loss in 2007 was $40,000 compared to $52,000 in 2006.

Income before income taxes was $1,988,000 compared to $1,734,000 in 2006, an increase of $254,000, or 15%. Foreign currency fluctuations decreased pre tax income by $532,000 in fiscal 2007. Pre-tax income, before the effect of currency fluctuations, was 45% ahead of the prior year. Income taxes were 34.5% of pre-tax income compared to 35.8% in fiscal 2006. The lower tax rate was mainly due to a change in the deferred tax valuation allowance relating to foreign tax credits.

Net income was $1,303,000, an increase of $189,000, or 17%, compared to $1,114,000 last year. Basic income per share was $.41 per share in 2007 compared to $.35 in fiscal 2006, an increase of 17%. Diluted income per share was $.41 per share in fiscal 2007, an increase of $.06 per share compared to last year.

2006 compared to 2005

The following table compares results, for both the controls and capacitor segments, for fiscal 2006 with fiscal 2005, showing separately the percentage variances due to currency and volume / other.

			(in thousands of dollars except percentages)
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

In fiscal 2006 sales revenues increased by $2,525,000, or 9%, to $34,630,000. In fiscal 2006 approximately 58% of the Company’s sales were made outside the United States. As the majority of foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. In Fiscal 2006 the average dollar exchange rate strengthened compared to the British Pound by 2% and by 3% compared to the Euro. As a result, foreign currency sales translated into fewer dollars. Foreign currency fluctuations accounted for a 2% decrease in reported sales, even though volumes were 11% higher than in fiscal 2005.

In the controls business segment revenues were 9% higher in fiscal 2006 than in fiscal 2005, reflecting a 2% decrease due to foreign currency fluctuations and an 11% increase in volumes shipped. In the United States controller business, sales were $14,643,000 compared to $12,893,000 in 2005, an increase of 14%. Non-U.S. sales volumes in the controller businesses improved by 9% compared to fiscal 2005. In the aerial lift market volumes in fiscal 2006 were 20% ahead of fiscal 2005 and volumes also increased in the other electric vehicle, mining and airport ground support markets. Volumes in the fork lift truck market declined by 8% in fiscal 2006 compared to fiscal 2005.

In the capacitor business segment, revenues increased by $156,000, or 9%. Capacitor volumes increased by 12% compared to fiscal 2005, but were partially offset by adverse foreign currency fluctuations. This volume increase was mainly due to stronger conditions in the railway signaling market for capacitors.

Cost of sales in fiscal 2006 was $21,524,000 compared to $19,639,000 in fiscal 2005, an increase of $1,885,000, or 10%. Approximately 75% of this cost of sales was denominated in British Pounds. As a result foreign currency fluctuations decreased cost of sales by $450,000, or 2%. The remaining 12% increase in cost of sales was mainly due to higher volumes. Sales mix was marginally adverse, with volume gains concentrated in the lower than average margin aerial lift market.

Gross profit in fiscal 2006 was $13,106,000, or 37.8% of sales, compared to $12,036,000, or 38.0% of sales, in fiscal 2005. Foreign currency fluctuations adversely impacted the gross profit percentage by $50,000, or 0.1%, with adverse sales mix the main cause of the remaining 0.1% decrease in the gross profit percentage. In the controls segment, gross profit in fiscal 2006 of $12,268,000 was 9% ahead of fiscal 2005; this compared to an increase in volumes of 11%. In the capacitor segment gross profit in fiscal 2006 was $838,000, an increase of $61,000, or 8% compared to fiscal 2005. Capacitor business gross profit in fiscal 2006 was 44.4% of sales compared to 41.7% of sales in fiscal 2005. The increase in capacitor business gross profit was mainly due to increased volumes.

Selling, research and administrative expenses (operating expenses) in fiscal 2006 were $11,262,000, an increase of $225,000, or 2%, compared to fiscal 2005. Foreign currency fluctuations reduced reported operating expenses by $200,000, or 2%. Excluding the currency impact, operating expenses increased by $455,000, or 4%. In fiscal 2006, expenditure on new product engineering increased by $156,000, before the impact of currency fluctuations. Spending on sales and marketing resources in fiscal 2006, mainly to support the introduction of new products, increased by $264,000, before the impact of currency fluctuations. In fiscal 2006 the Company set up a subsidiary in Tokyo, Japan to improve service to customers in the Japanese market. Included in administrative expense was a charge of $175,000 in 2006 compared to $87,000 in fiscal 2005, relating to equity compensation expense. This included restricted stock granted to employees and directors and expensing options under SFAS No. 123R in 2006, which were previously accounted for under APB No. 25, under which no expense was recorded. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses	(in thousands of dollars)
Reported expense in fiscal 2006	$11,262
Reported expense in fiscal 2005	11,037
Increase in expense	225
Increase (decrease) due to:
Effect of exchange rate changes	(200)
Additional engineering expense, net of currency effect	156
Additional sales and marketing expense, net of currency effect	264
Increased cost of equity compensation in 2006	88
Net other operating expense decreases	(108)
Total increase in selling research and administrative expenses in fiscal 2006	$225

Operating income in fiscal 2006 was $1,844,000 compared to $999,000 in fiscal 2005, an increase of $845,000, or 85%. Foreign currency fluctuations increased operating income by $150,000 in fiscal 2006. Excluding the currency effect, operating income increased by 70% compared to fiscal 2005, mainly due to increased volumes. In the controller business, and excluding the currency impact, operating income in fiscal 2006 was 51% ahead of fiscal 2005. Capacitor business operating income increased by 113% to $68,000 compared to $32,000 in fiscal 2005, mainly due to higher volumes.

Other expense was $110,000 in fiscal 2006 compared to $48,000 in fiscal 2005. Interest expense increased by $8,000 to $64,000 and interest income in 2006 was $2,000 higher than fiscal 2005 at $6,000. There was a foreign currency loss of $52,000 in 2006 compared to a foreign currency gain of $4,000 in 2005.

Income before income taxes in 2006 was $1,734,000 compared to $951,000 in 2005, an increase of $783,000, or 82%. Foreign currency fluctuations increased pre-tax income by $94,000 in fiscal 2006. Pre-tax income, before the effect of currency fluctuations, was 72% ahead of fiscal 2005. Income taxes in fiscal 2006 were 35.8% of pre-tax income compared to 32.6% in fiscal 2005. The higher tax rate was mainly due to a change in the deferred tax valuation allowance relating to foreign tax credits. Net income in fiscal 2006 was $1,114,000, an increase of $473,000, or 74%, compared to $641,000 in fiscal 2005. Basic income per share was $.35 per share in 2006 compared to $.21 in fiscal 2005, an increase of 67%. Diluted income per share was $.35 per share in fiscal 2006, an increase of $.15 per share compared to fiscal 2005.

• B) Liquidity and Capital Resources

The Company’s cash flow from operating activities for fiscal 2007 was $849,000 compared to $950,000 in the prior fiscal year. Acquisitions of property, plant and equipment amounted to $909,000 compared to $706,000 in fiscal 2006. Quarterly dividend payments were at the rate of $.03 per share throughout both fiscal 2007 and 2006. In fiscal 2007 dividend payments amounted to $386,000 compared to $384,000 in 2006 Exchange rate changes increased cash by $164,000 in fiscal 2007 compared to an increase of $292,000 last year. In fiscal 2007, cash balances decreased by $276,000, compared to an increase of $160,000 in 2006. The main changes in operating assets and liabilities in fiscal 2007 were an increase in accounts receivable of $2,058,000 and lower accounts payable of $815,000. Inventories increased by $372,000, accrued expenses increased by $259,000 and prepaid expenses and other current assets were $45,000 higher than last year.

The Company has no long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $2,241,000 and in France of $142,000. These facilities were unused at September 30, 2007 and September 30, 2006. The UK overdraft facilities are secured by all of the Company’s assets in the UK and are due for renewal in September 2008 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2008 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 30, 2007 the Company’s cash balances were $1,014,000 and there was no short-term or long-term debt. The Company has, since January 1990, maintained a program of regular cash dividends. The dividends amounted to $.03 per quarter in fiscal 2007. In the opinion of management, the Company’s requirements for working capital to meet future business growth can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. The Company’s capital expenditures are not expected, on average over a two to three year period, to significantly exceed the depreciation charge, which over the last three fiscal years averaged $686,000. There were no significant capital expenditure commitments at September 30, 2007. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs, as well as continuation of cash dividends.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

• D) Contractual Obligations

Set out below are the Company’s contractual obligations at September 30, 2007:
				(in thousands of dollars)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,547	236	436	381	1,494
Purchase Obligations	4,293	4,293	-	-	-
Other long term liabilities	61	-	-	61	-
Total	$6,901	$4,529	$436	$442	$1,494

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Notes (1) J. and (6) to the Company’s Consolidated Financial Statements included under Item 8 and other risks are described under the caption Risk Factors in Item 1A above.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In fiscal 2007 approximately 38% of the Company’s sales were made in US Dollars, 27% were made in British Pounds and 35% were made in Euros. The majority of the Company’s products are manufactured in the United Kingdom or by a sub-contractor based in Poland and approximately 72% of the Company’s cost of sales in fiscal 2007 was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is subject to fluctuations in foreign currency exchange rates.

Where appropriate, the Company undertakes hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company does not engage in speculative foreign exchange transactions. Details of this hedging activity and the underlying exposures are contained in Note (1) J. to the Company’s consolidated financial statements included under Item 8, which is incorporated herein by reference.

Because the difference between the spot and hedged foreign exchange rates at September 30, 2007 was less than 2%, and amounted to $43,000, the risk of default by counterparties is not material to the Company.

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2007 the risk arising from changes in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2007 and 2006
(in thousands of dollars)
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$1,014	$1,290
Receivables, net of allowances for doubtful accounts of $180 in 2007 and $141 in 2006	8,714	6,187
Inventories	5,422	4,717
Prepaid expenses and other current assets	916	847
Total current assets	16,066	13,041
Property, plant and equipment, at cost:
Land and improvements	29	26
Buildings and improvements	2,462	2,256
Equipment	9,774	8,215
	12,265	10,497
Less: accumulated depreciation and amortization	8,497	7,202
Net property, plant and equipment	3,768	3,295
Long-term deferred tax asset	657	881
Goodwill	1,435	1,435
Total assets	$21,926	$18,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$2,397
Dividend payable	97	96
Accrued expenses	3,162	2,701
Accrued taxes on income	530	479
Total current liabilities	7,187	5,673
Liability for pension benefits	2,244	2,886
Other long term liabilities	61	56
Total liabilities	9,492	8,615
Commitments and contingencies (note 5)
Stockholders’ equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding
3,238,702 shares in 2007 and 3,211,051 shares in 2006	324	321
Premium paid in on common stock	4,623	4,309
Retained earnings	7,961	7,123
Accumulated other comprehensive loss	(474)	(1,716)
Total stockholders’ equity	12,434	10,037
Total liabilities and stockholders’ equity	$21,926	$18,652

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2007, 2006 and 2005
(in thousands of dollars except per share data)
	2007	2006	2005
Net sales	$39,213	$34,630	$31,675
Cost of sales	24,865	21,524	19,639
Gross profit	14,348	13,106	12,036
Selling, research and administrative expenses	12,285	11,262	11,037
Operating income	2,063	1,844	999
Interest expense	(45)	(64)	(56)
Interest income	10	6	4
Foreign currency gain (loss)	(40)	(52)	4
Income before income taxes	1,988	1,734	951
Income taxes	(685)	(620)	(310)
Net income	$1,303	$1,114	$641
Basic income per share	$.41	$.35	$.21
Diluted income per share	$.41	$.35	$.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2007, 2006 and 2005
(in thousands of dollars)
	2007	2006	2005
Net income	$1,303	$1,114	$641
Foreign currency translation adjustment	732	459	(208)
Changes in fair market value of cash flow hedges	3	-	(15)
Pension liability adjustment, net of tax	507	-	-
Comprehensive income	$2,545	$1,573	$418

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2007, 2006 and 2005
(in thousands of dollars except per share data)
	Common stock	Premium paid in on common stock	Retained earnings	Unearned compensation on restricted stock	Cumulative other comprehensive income (loss )	Total stockholders’ equity
Balance September 30, 2004	$313	$4,047	$6,133	$-	$(29)	$10,464
Net income	-	-	641	-	-	641
Dividends ($.12 per share)	-	-	(380)	-	-	(380)
Currency translation adjustment	-	-	-	-	(208)	(208)
Change in fair market value of cash flow hedge	-	-	-	-	(15)	(15)
Issuance of restricted stock	4	263	-	(267)	-	-
Restricted stock expense	-	-	-	87	-	87
Balance September 30, 2005	317	4,310	6,394	(180)	(252)	10,589
Net income	-	-	1,114	-	-	1,114
Dividends ($.12 per share)	-	-	(385)	-	-	(385)
Currency translation adjustment	-	-	-	-	459	459
Reclassification of unearned compensation on adoption of SFAS No. 123R	-	(180)	-	180	-	-
Issuance of restricted stock	4	(4)	-	-	-	-
Exercise of stock options	-	8	-	-	-	8
Equity compensation expense	-	175	-		-	175
Pension liability adjustment to initially apply SFAS No. 158, net of tax benefit of $849	-	-	-	-	(1,923)	(1,923)
Balance September 30, 2006	321	4,309	7,123	-	(1,716)	10,037
Net income	-	-	1,303	-	-	1,303
Dividends ($.12 per share)	-	-	(387)	-	-	(387)
Currency translation adjustment	-	-	-	-	732	732
Change in fair market value of cash flow hedge	-	-	-	-	3	3
Issuance of restricted stock	2	(2)	-	-	-	-
Exercise of stock options	2	94	-	-	-	96
Purchase and retirement of common stock in connection with stock option exercise	(1)	(11)	(78)	-	-	(90)
Tax benefit on exercise of stock options	-	40	-	-	-	40
Equity compensation expense		193				193
Pension liability adjustment, net of tax charge of $239	-	-	-	-	507	507
Balance September 30, 2007	$324	$4,623	$7,961	$-	$(474)	$12,434

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2007, 2006 and 2005
(in thousands of dollars)
	2007	2006	2005
Cash flow from operating activities:
Net income	$1,303	$1,114	$641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	739	657	661
Stock-based compensation	193	175	87
Pension contributions in excess of pension expenses	(45)	-	-
Deferred tax provision (benefit)	61	64	(6)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(2,058)	6	(84)
Inventories	(372)	(980)	306
Prepaid expenses and other current assets	(45)	10	(21)
Accounts payable	815	(202)	(401)
Accrued expenses	259	16	144
Accrued taxes on income	(1)	34	(2)
Proceeds of rental deposit	-	56	-
Net cash generated from operating activities	849	950	1,324
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(909)	(706)	(571)
Net cash used by investing activities	(909)	(706)	(571)
Cash flow used by financing activities:
Dividends paid	(386)	(384)	(379)
Exercise of stock options	6	8	-
Net cash used by financing activities	(380)	(376)	(379)
Effect of exchange rate changes on cash	164	292	(149)
Net (decrease) increase in cash	(276)	160	225
Beginning balance - cash and cash equivalents	1,290	1,130	905
Ending balance - cash and cash equivalents	$1,014	$1,290	$1,130
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$677	$650	$354
Cash paid for interest	$45	$64	$56
Supplemental disclosure of non-cash financing activity:
Dividend declared	$97	$96	$95

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

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company’s only post shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:
(in thousands of dollars)
	2007	2006
Warranty reserves at beginning of year	$364	$364
Decrease in beginning balance for warranty obligations settled during the year	(308)	(329)
Other changes to pre-existing warranties	16	4
Net increase in warranty reserves for products sold during the year	386	325
Warranty reserves at end of year	$458	$364

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,790,000 in 2007, $3,582,000 in 2006 and $3,499,000 in 2005. This expense is included in selling, research and administrative expense in the income statement. Research and development expense was 9.7% of sales in 2007 compared to 10.0% in 2006 and 11.0% in 2005.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” and replaced by SFAS No.123R “Share-Based Payment”, defined a fair value based method of accounting for employee stock options or similar equity instruments and encouraged all entities to adopt that method of accounting. However, it also allowed an entity to continue to measure compensation costs using the method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees”, until SFAS No. 123R became effective in fiscal 2006. Prior to fiscal 2006, the Company accounted for its stock-based compensation plans under APB No. 25, under which no compensation cost was recognized. The Company has not restated prior periods to reflect this change in accounting. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have equaled the following pro forma amounts for 2005:

(in thousands of dollars except per share data)
2005
Net income - As reported	$641
Pro-forma effect of expensing stock options (net of tax)	$(52)
Net income - Pro forma	$589
Basic net income per share - As reported	$.21
Basic net income per share - Pro forma	$.19
Diluted net income per share - As reported	$.20
Diluted net income per share - Pro forma	$.19

The adoption of SFAS No. 123R reduced net income in fiscal 2007 by $33,000 and in fiscal 2006 by $46,000 ($.01 per basic and diluted share in each year). The adoption of this statement had no effect on the statement of cash flows for fiscal 2007 and fiscal 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in fiscal 2007, 2006 or 2005 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility. When options are exercised the Company normally issues new shares.

F. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. See Note 4.

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2007 was $860,000, or 14% of the original cost of gross inventory. At September 30, 2006 the provision was $923,000, or 16% of gross inventory. Inventories were comprised of:
(in thousands of dollars)
	2007	2006
Raw materials	$2,517	$2,195
Work-in-process	134	119
Finished goods	2,771	2,403
	$5,422	$4,717

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of cumulative other comprehensive income in stockholders' equity in the balance sheet. Foreign currency transaction gains and losses are shown in the statement of income.

J. Derivative instruments and hedging

The Company accounts for derivative instruments and hedging under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in the United Kingdom or by a sub-contractor based in Poland. Approximately 38% of the Company’s sales are made in US Dollars, 27% are made in British Pounds and 35% are made in Euros. Approximately 72 % of the Company’s cost of sales is incurred in British Pounds. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of US Dollar, the British Pound and the Euro.

Forward foreign exchange contracts are used primarily by the Company to hedge the operational (“cash-flow” hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing 9-month period. At September 30, 2007, the Company had effectively hedged approximately 25% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the UK over the next year, using foreign exchange contracts that have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2007 and 2006. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:
(in thousands of dollars, except average contract rates)
		2007		2006
	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Sell Euros for British Pounds Sell US Dollars for British Pounds	$ 2,942 $ 2,700	€1.45 = £1 $1.99 = £1	$ - $250	- $1.73 = £1
Total	$ 5,642		$250
Estimated fair value *	$ 43		$ 19
Amount recorded as other comprehensive income	$ 3		$ -

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

L. Earnings per share

Basic and diluted net income per common share for the three years ended September 30, 2007 are calculated as follows:
(in thousands except per share data)
	2007	2006	2005
Net income	$1,303	$1,114	$641
Weighted average shares outstanding	3,167	3,139	3,125
Basic income per share	$.41	$.35	$.21
Common stock equivalents	47	27	27
Average common and common equivalent shares outstanding	3,214	3,166	3,152
Diluted income per share	$.41	$.35	$.20

For the years ended 2007, 2006 and 2005 respectively, approximately 80,000, 100,000 and 105,000 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2007, approximates fair value due to the short-term nature of these instruments.

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” the Company performs an annual assessment of goodwill impairment and has determined that goodwill has not been impaired.

P. New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48, and in subsequent periods. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated results of operations and financial position but does not anticipate that its adoption will have a material impact on either the consolidated results from operations or its financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for our fiscal year 2007 annual financial statements. This did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s over funded or under funded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted SFAS No. 158 effective on September 30, 2006. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. See Note 7 to these Consolidated Financial Statements for details of the impact of this on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on October 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial position and results of operations.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

The company issued 37,000 shares of restricted common stock to employees and directors in fiscal 2006 and a further 14,000 shares of restricted common stock in fiscal 2007.

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 78,000 shares reserved and available for grant at September 30, 2007. No options were granted in fiscal 2007, 2006 or 2005. In fiscal 2007 options for 22,000 shares were exercised by 4 employees. In fiscal 2006 one employee exercised an option for 2000 shares.

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

Option transactions under the plans for the three years ended September 30, 2006 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years	)	Aggregate Intrinsic value
Outstanding at September 30, 2004	188,000	$9.42
Cancelled in 2005	(6,000)	$14.48
Outstanding at September 30, 2005	182,000	$9.26
Exercised in 2006	(2,000)	$4.37
Cancelled in 2006	(8,000)	$8.46
Outstanding at September 30, 2006	172,000	$9.35
Exercised in 2007	(22,000)	$4.37
Cancelled in 2007	(21,000)	$13.84
Outstanding at September 30, 2007	129,000	$9.47	2 years		$204,000
Exercisable at September 30, 2007	93,250	$10.38	3 years		$111,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $8.70 market price of the Company’s common stock at September 30, 2007. Options for 22,000 shares were exercised by 4 employees in fiscal 2007. The total intrinsic value of options exercised in 2007 was $137,000 and the proceeds received on the exercise of these options were $96,000. In connection with the exercise of options in fiscal 2007 the company repurchased 8,349 shares at market for a total cost of $89,000. In fiscal 2006 options for 2,000 shares were exercised with a total intrinsic value of options exercised in fiscal 2006 was $3,000 and the proceeds received on the exercise of these options were $8,000. At September 30, 2007 there was $59,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3 years.

Details of options outstanding at September 30, 2007 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$ 4.37 - $ 6.56	49,000	6 years
$ 6.57 - $ 9.85	10,000	4 years
$ 9.86 - $14.79	50,000	1 years
$ 14.80 - $22.20	20,000	0.3 years
	129,000	2 years

In April 2007, the Company granted 2,000 shares of restricted stock to a new employee that vested in December 2007. The estimated fair value of the stock on the date of grant was $17,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and premium paid in on common stock and the $17,000 was netted off premium paid in on common stock in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the eight month period during which the forfeiture conditions lapse. The charge to income for this employee restricted stock grants in 2007 was $11,000, and the remaining $6,000 will be charged to income in fiscal 2008.

In January 2007, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2008 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $92,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and premium paid in on common stock and the $92,000 was netted off premium paid in on common stock in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in fiscal 2007 was $61,000 and the remaining $31,000 will be charged to income in fiscal 2008.

In fiscal 2006 the Company granted 25,000 shares of restricted stock to five employees which will vest in five equal annual installments and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2007 annual meeting.

During the restriction period, generally five years for employees (except for a grant to a new employee in fiscal 2007 which had an eight month restriction period) and one year for non-employee directors, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. For the purposes of calculating average issued shares for earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the three years ended September 30, 2007 were as follows:
(in thousands of shares)
	2007	2006	2005
Beginning Balance - Non-vested	65	47	-
Granted to employees - 5 year vesting	-	25	35
Granted to employees - 8 month vesting	2
Granted to non-employee directors - 1 year vesting	12	12	12
Vested	(24)	(19)	-
Forfeited	-	-	-
Ending Balance - Non-vested	55	65	47
Weighted-average fair value for shares granted during the year	$7.77	$5.58	$6.18
Weighted-average fair value for shares vested during the year	$5.72	$6.64	$-
Weighted-average fair value for ending balance - non-vested	$6.22	$5.70	$6.18

As of September 30, 2007, there was $198,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years.

The stock-based compensation expense in the last three fiscal years was as follows:
(in thousands of dollars)
	2007	2006	2005
Stock option expense under SFAS No. 123R	$33	$46	$-
Restricted stock grants:
Employees	$84	$55	$30
Non-employee directors	$76	$74	$57
Total stock based compensation expense	$193	$175	$87

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:
(in thousands of dollars)
	2007	2006	2005
Domestic	$(53)	$(87)	$1
Foreign	2,041	1,821	950
	$1,988	$1,734	$951

The components of the provision / (benefit) for income taxes for the years ended September 30, 2007, 2006 and 2005 are as follows:
(in thousands of dollars)
		2007
	Current	Deferred	Total
Federal	$60	$(45)	$15
State	1	(16)	(15)
Foreign	660	25	685
	$721	$(36)	$685
		2006
	Current	Deferred	Total
Federal	$77	$(45)	$32
State	21	(1)	20
Foreign	504	65	569
	$601	$19	$620
		2005
	Current	Deferred	Total
Federal	$24	$(32)	$(8)
State	7	8	15
Foreign	338	(35)	303
	$369	$(59)	$310

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:
(in thousands of dollars)
	2007	2006	2005
Statutory Federal income tax rate	34%	34%	34%
Computed tax provision at statutory rate	$676	$590	$323
Increases (decreases) resulting from:
Foreign tax rate differentials	(64)	(53)	(20)
State taxes net of federal tax benefit	7	13	(7)
Change in deferred tax valuation allowance	(18)	58	7
Other	84	12	7
Income tax provision in the Statement of Income	$685	$620	$310

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2007 and 2006 are as follows:

(in thousands of dollars)
		2007
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals (prepaid)	$78	$160	$-	$514
Inventory basis differences	61	-	62	-
Warranty reserves	48	-	-	-
Foreign tax credit carry forwards	224	-	-	-
Accrued compensation expense	209	-	62	-
Other (net)	12	-	-	-
	632	160	124	514
Liabilities:
Property basis differences	-	-	-	(17)
Net asset (liability)	632	160	124	497
Valuation allowance	(171)	-	-	-
Net deferred tax asset (liability)	$461	$160	$124	$497

		2006
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals (prepaid)	$83	$233	$28	$687
Inventory basis differences	58	-	58	-
Warranty reserves	45	-	-	-
Foreign tax credit carry forwards	189	-	-	-
Accrued compensation expense	196	-	-	-
Other (net)	34	-	2	-
	605	233	88	687
Liabilities:
Property basis differences	-	(22)	-	(17)
Net asset (liability)	605	211	88
Valuation allowance	(189)	-	-	-
Net deferred tax asset (liability)	$416	$211	$88	$670

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2007 and 2006, showing separately any items in excess of 5% of total current liabilities, was as follows:

(in thousands of dollars)
	2007	2006
Accrued compensation and related costs	$1,118	$1,047
Warranty reserves	458	364
Other accrued expenses	1,586	1,290
	$3,162	$2,701

(6) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2007 was $200,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2008 - $236,000; 2009 - $218,000; 2010 - $218,000; 2011 - $218,000; 2012 - $163,000 and $1,494,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $236,000 in 2007, $224,000 in 2006, and $214,000 in 2005.

The UK subsidiaries of the Company have given to a bank a security interest in all of their assets as security for overdraft facilities of $2,241,000. There were no amounts outstanding on the overdraft facilities at September 30, 2007 or 2006.

(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company uses a September 30 measurement date for its pension plans.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s over funded or under funded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. Implementation of these provisions of SFAS No. 158 is required for fiscal years ending after December 15, 2006 and early adoption is encouraged. The Company adopted SFAS No. 158 effective on September 30, 2006. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. As stated above the Company already measures plan assets and liabilities as of September 30, therefore this provision will not impact the Company. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon:

(in thousands of dollars)
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$20,476	$15,910
Service cost	592	393
Interest cost	1,159	972
Plan participants contributions	289	269
Actuarial (gain) loss	510	2,209
Benefits paid	(234)	(58)
Foreign currency exchange rate changes	1,732	781
Benefit obligation at end of year	24,524	20,476
Change in plan assets:
Fair value of plan assets at beginning of year	17,590	14,210
Return on plan assets	2,333	1,575
Employer contributions	758	871
Plan participants contributions	289	269
Benefits paid	(234)	(58)
Foreign currency exchange rate changes	1,544	723
Fair value of plan assets at end of year	22,280	17,590
Funded status	(2,244)	(2,886)
Unrecognized transition obligation (asset)	n/a	n/a
Unrecognized prior service cost	n/a	n/a
Unrecognized net actuarial (gain) loss	n/a	n/a
Accrued benefit cost	n/a	n/a
Liability for pension benefits recorded in the balance sheet	$(2,244)	$(2,886)

The changes in the balance sheet at September 30, 2006 arising from the adoption of SFAS No. 158 are set out below:
(in thousands of dollars)
	Before implementation of SFAS No. 158	Change due to SFAS No. 158	After implementation of SFAS No. 158
ASSETS
Prepaid expense and other current assets	$1,290	$(443)	$847
Total current assets	13,484	(443)	13,041
Long-term deferred tax asset	-	881	881
Total assets	18,214	438	18,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	3,102	(401)	2,701
Total Current liabilities	6,074	(401)	5,673
Deferred taxes on income	124	(124)	-
Liability for pension benefits	-	2,886	2,886
Cumulative other comprehensive income	207	(1,923)	(1,716)
Total Stockholders’ equity	11,960	(1,923)	10,037
Total liabilities and stockholders’ equity	18,214	438	18,652

The improvement in the funded status of the pension plans during fiscal 2007 was mainly due to an increase from 5.2% to 5.7% in the discount rate for the UK plan and better than estimated investment returns, partially offset by changes in mortality assumptions.

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.
(in thousands of dollars)
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$592	$382	$434
Interest cost	1,159	942	901
Expected return on plan assets	(1,148)	(886)	(845)
Amortization of transition obligation	(1)	(2)	(2)
Amortization of prior service cost	59	54	55
Recognized net actuarial gain (loss)	14	-	-
Net periodic benefit cost	$675	$490	$543
Net cost of defined contribution plans	$147	$35	$29

The increase in the net cost of defined contribution plans mainly relates to a payment into the plan in connection with the termination of one employee.

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2007 and 2006 were as set out below:

	2007	2006
Plan obligations:
Discount rate	5.76%	5.27%
Rate of compensation increase	4.25%	3.98%
Net periodic benefit cost:
Discount rate	5.76%	5.27%
Expected long term return on plan assets	6.50%	6.04%
Rate of compensation increase	4.25%	3.98%

The changes in these assumptions reflect actuarial advice and changing market conditions and experience.

The weighted average asset allocations by asset category are set out below for both the UK and US plans:
(percentage of total assets)
		2007			2006
	US Plan	UK Plan	Total	US Plan	UK Plan	Total
Equity securities	40%	53%	52%	39%	43%	42%
Debt securities	54%	26%	28%	56%	36%	38%
Real estate	-	17%	16%	-	17%	16%
Other	6%	4%	4%	5%	4%	4%
Total	100%	100%	100%	100%	100%	100%

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

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:
(in thousands of dollars)
2007	$111
2008	154
2009	198
2010	303
2011	437
2012 - 2016	4,039

In fiscal 2008 it is estimated that the Company will make contributions to the plans of $799,000, and that there will be employee contributions to the UK plan of $305,000.

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
(in thousands of dollars)
			2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$37,009	$2,204	$-	$39,213
Inter-segment revenues	-	52	-	52
Operating income	2,669	(289)	(317)	2,063
Depreciation and amortization	686	56	-
Identifiable assets	20,338	1,090	498	21,296
Capital expenditures	823	87	-	910
			2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$32,808	$1,822	$-	$34,630
Inter-segment revenues	-	64	-	64
Operating income	2,174	68	(398)	1,844
Depreciation and amortization	586	71	-	657
Identifiable assets	17,121	1,097	434	18,652
Capital expenditures	664	42	-	706
			2005
	Controls	Capacitors	Corporate	Total
Sales to external customers	$30,009	$1,666	$-	$31,675
Inter-segment revenues	-	199	-	199
Operating income	1,343	32	(376)	999
Depreciation and amortization	611	50	-	661
Identifiable assets	14,948	951	547	16,446
Capital expenditures	536	35	-	571

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.
(in thousands of dollars)
	2007	2006	2005
Sales:-
US sales	$14,832	$14,643	$12,893
Foreign sales:
United Kingdom	12,338	10,702	9,477
France	12,043	9,285	9,305
Total Foreign	24,381	19,987	18,782
Total sales	$39,213	$34,630	$31,675
Long-lived assets:
USA	$1,516	$1,732	$1,543
Foreign:
United Kingdom	3,530	3,768	2,866
France	142	90	51
Korea and Japan	8	21	11
Total Foreign	3,680	3,879	2,928
Total	$5,196	$5,611	$4,471

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

In fiscal 2007 Tech/Ops Sevcon's largest customer accounted for 14% of sales and for 17% of receivables. In 2006 the largest customer accounted for 17% of sales and 16% of receivables. In 2005 the largest customer accounted for 16% of sales and 20% of receivables.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended September 30, 2007. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts
December 6, 2007

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 2007 and 2006 is set out below:
(in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2007 Quarters
Net sales	$8,226	$10,374	$10,341	$10,272	$39,213
Gross profit	2,998	4,014	3,791	3,545	14,348
Operating income	204	898	782	179	2,063
Net income	88	568	483	164	1,303
Basic income per share	$.03	$.18	$.15	$.05	$.41
Diluted income per share	$.03	$.18	$.15	$.05	$.41
2006 Quarters
Net sales	$7,821	$8,562	$9,313	$8,934	$34,630
Gross profit	3,047	3,317	3,552	3,190	13,106
Operating income	244	562	584	454	1,844
Net income	160	342	369	243	1,114
Basic income per share	$.05	$.11	$.12	$.08	$.35
Diluted income per share	$.05	$.11	$.12	$.08	$.35

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2007, the disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. The Company’s principal executive officer and principal financial officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Officers that applies to our chief executive officer, chief financial officer, principal accounting officer and controllers. We have also adopted a Code of Conduct and Ethics that applies to all of our employees, including, but not limited to, our chief executive officer, chief financial officer, principal accounting officer, and controllers. A copy of either Code is available without charge upon request from the Chief Financial Officer at Tech/Ops Sevcon, Inc., 155 Northboro Road, Southborough, MA 01772. If we make any substantive amendments to the Code of Ethics for Senior Officers or grant any waiver from a provision of such Code, or if we make any substantive amendment to a provision of the Code of Conduct that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, or if we grant any waiver from a provision of such Code for any such persons we will disclose the nature of such amendment or waiver in a report on Form 8-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	45	President & Chief Executive Officer
Paul A. McPartlin	62	Vice President & Chief Financial Officer
Paul N. Farquhar	45	Vice President, Treasurer & Principal Accounting Officer

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle has been President and Chief Executive Officer since 1997 and was Vice President and Chief Operating Officer of the Company from 1996 to 1997. Mr. McPartlin has been Vice President and Chief Financial Officer of the Company since 1990 and was Treasurer until April 2007. On April 24, 2007 we appointed Mr. Paul N. Farquhar as Vice President, Treasurer and Principal Accounting Officer. Mr. Farquhar is a British Chartered Accountant and from January 2005 to March 2007 was European Financial Controller for AAF International, a global company providing products for air filtration. From 1997 to January 2005 he was European Finance Director of Haskel International Inc., a world leading manufacturer of hydraulic and pneumatic driven high pressure products, systems and accessories.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Election of Directors - Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock” and “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) at beginning of year	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan 1998 Director Stock Option Plan	104,000 25,000	$ 8.57 $13.23	71,000 -	78,000 -
Sub Total	129,000	$ 9.35	71,000	78,000
Equity compensation plans not approved by security holders	-	-	-	-
Total	172,000	$ 9.35	71,000	78,000

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Parties” and “Election of Directors - Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Auditors” in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders.

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule listed under Item 8 in the index following the cover page are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

INDEX TO EXHIBITS

*(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
*(3)(b)	By-laws of the registrant (incorporated by reference to Exhibit (3) (b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
*(4)(a)	Specimen common stock of registrant (incorporated by reference to Exhibit (4) (a) to Annual Report for the fiscal year ended September 30, 1994).
*(10)(a)	Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Registrant's 2004 Proxy Statement filed on December 29, 2003).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the fiscal year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the fiscal year ended September 30, 2004).
*(10)(d)
Form of Restricted Stock Agreement for non-employee directors for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (d) to Annual Report for the fiscal year ended September 30, 2004).

*(10)(e)
Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10) (e) to Annual Report for the fiscal year ended September 30, 1994).

*(10)(f)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the fiscal year ended September 30, 1990).
*(10)(g)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (e) to Annual Report for the fiscal year ended September 30, 1997).
*(10)(h)	Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
(10)(i)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
*(21)	Subsidiaries of the registrant (incorporated by reference to exhibit (21) to Annual Report for the fiscal year ended September 30, 2001).
(23)	Consent of Vitale Caturano & Company, Ltd. (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.
Executive Compensation Plans and Arrangements:
Exhibits (10) (a) - (i) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

A copy of these exhibits may be obtained on the SEC’s EDGAR database (at www.sec.gov) or will be furnished without charge to any stockholder upon written request to Tech/Ops Sevcon, Inc., attention Paul N. Farquhar, Treasurer, 155 Northboro Road, Southborough MA 01772, Telephone: (581) 281 5510.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH/OPS SEVCON, INC.

By /s/ Matthew Boyle	December 14, 2007
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 14, 2007
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul A. McPartlin	Vice President and Chief	December 14, 2007
Paul A. McPartlin	Financial Officer
(Principal Financial Officer)

/s/ Paul N. Farquhar	Vice President, Treasurer	December 14, 2007
Paul N. Farquhar	and Principal Accounting Officer
(Principal Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 14, 2007
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 14, 2007
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 14, 2007
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 14, 2007
Bernard F. Start

/s/ David R. A. Steadman	Director	December 14, 2007
David R. A. Steadman

/s/ Paul O. Stump	Director	December 14, 2007
Paul O. Stump

SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the three years ended September 30, 2007(in thousands of dollars)

Allowance for doubtful accounts	2007	2006	2005
Balance at beginning of year	141	144	192
Additions charged to costs and expenses	38	14	73
Deductions from reserves:
Accounts collected	(11)	(10)	(8)
Write off of uncollectible accounts	(1)	(13)	(111)
Foreign currency translation adjustment	13	6	(2)
Balance at end of year	180	141	144