Form 10-Q
period 2007-12-29
TECH OPS SEVCON INC
filed 2008-02-12
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

Large accelerated filer ☐                                                                 Accelerated Filer ☐                                                       Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2008
Common stock, par value $.10	3,270,702

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2007

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	December 29, 2007	September 30, 2007
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$873	$1,014
Receivables, net of allowances for doubtful accounts of $ 187 at December 29, 2007 and $180 at September 30, 2007	8,549	8,714
Inventories	5,734	5,422
Prepaid expenses and other current assets	887	916
Total current assets	16,043	16,066
Property, plant and equipment:
At cost	12,297	12,265
Less: accumulated depreciation and amortization	8,501	8,497
Net property, plant and equipment	3,796	3,768
Long-term deferred tax asset	638	657
Goodwill	1,435	1,435
Total assets	$21,912	$21,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,430	$3,398
Dividend payable	98	97
Accrued expenses	2,863	3,162
Accrued and deferred taxes on income	651	530
Total current liabilities	7,042	7,187
Liability for pension benefits	2,208	2,244
Other long term liabilities	60	61
Total liabilities	9,310	9,492
Stockholder equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding - none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,257,702 shares at December 29, 2007 and 3,238,702 shares at September 30, 2007	326	324
Premium paid in on common stock	4,696	4,623
Retained earnings	8,175	7,961
Cumulative other comprehensive loss	(595)	(474)
Total stockholder equity	12,602	12,434
Total liabilities and stockholder equity	$21,912	$21,926
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	December 29, 2007	December 30, 2006
Net sales	$10,243	$8,226
Cost of sales	6,361	5,228
Gross Profit	3,882	2,998
Selling, research and administrative expenses	3,297	2,794
Operating income	585	204
Interest expense	(30)	(5)
Interest income	2	2
Foreign currency loss	(75)	(67)
Income before income taxes	482	134
Income taxes	(169)	(46)
Net income	$313	$88
Basic income per share	$.10	$.03
Fully diluted income per share	$.10	$.03

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 29, 2007	December 30, 2006
Net income	$313	$88
Foreign currency translation adjustment	(76)	315
Changes in fair market value of cash flow hedges	(57)	-
Amortization of pension transition items to income	11	12
Comprehensive income	$191	$415

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 29, 2007	December 30, 2006
Cash flow from operating activities:
Net income	$313	$88
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	179	178
Stock-based compensation	58	47
Pension contributions less than pension expense	23	-
Deferred tax benefit	-	(35)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	211	(26)
Inventories	(376)	84
Prepaid expenses and other current assets	6	(28)
Accounts payable	120	336
Accrued expenses	(331)	(262)
Accrued and deferred taxes on income	123	9
Net cash generated from operating activities	326	391
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(287)	(237)
Net cash used by investing activities	(287)	(237)
Cash flow used by financing activities:
Dividends paid	(97)	(96)
Exercise of stock options	18	-
Net cash used by financing activities	(79)	(96)
Effect of exchange rate changes on cash	(101)	278
Net (decrease) increase in cash	(141)	336
Beginning balance - cash and cash equivalents	1,014	1,290
Ending balance - cash and cash equivalents	$873	$1,626
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$80	$196
Cash paid for interest	$29	$5
Supplemental disclosure of non-cash financing activity:
Dividend declared	$98	$96

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – December 29, 2007

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon, Inc. as of December 29, 2007 and the results of operations and cash flows for the three months ended December 29, 2007 and December 30, 2006.

The significant accounting policies followed by Tech/Ops Sevcon, Inc. are set forth in Note 1 to the financial statements in the 2007 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2007 to the significant accounting policies followed by Tech/Ops Sevcon, Inc.

The results of operations for the three month periods ended December 29, 2007 and December 30, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)            New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48, and in subsequent periods. The Company has evaluated the impact of adopting FIN 48 on its consolidated results of operations and financial position and has concluded that its adoption does not have a material impact on either the consolidated results from operations or its financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement will be effective for the Company beginning October 1, 2008. This is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s over funded or under funded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted SFAS No. 158 effective on September 30, 2006. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. There was no impact on the income statement in either fiscal 2007 or 2006 arising from the adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on October 1, 2008. This is not expected to have a material impact on the Company’s financial statements.

(3)            Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 85,500 shares reserved and available for grant at December 29, 2007. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Since the beginning of fiscal 2006 the Company has accounted for stock based compensation under SFAS 123R “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first quarter of fiscal 2008 or in fiscal 2007 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2008 or fiscal 2007. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the three months ended December 29, 2007 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	129,000	$9.47	2.0	204,000
Granted	-
Exercised	(4,000)	$4.37
Cancelled	(22,500)	$13.93
Outstanding at December 29, 2007	102,500	$8.80	2.3	$133,000
Exercisable at December 29, 2007	72,500	$9.77	2.7	$69,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $7.50 market price of the Company’s common stock at December 29, 2007. Options for 4,000 shares were exercised during the three month period ended December 29, 2007. The total intrinsic value of options exercised in the three month period ended December 29, 2007, was $18,000 and the proceeds received on the exercise of these options was $17,000. In the first three months of the last fiscal year, no options were exercised. At December 29, 2007 there was $53,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.9 years.

In December 2007, the Company granted 15,000 shares of restricted stock to one employee which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $117,000 based on the fair market value of stock on the date of issue. This unearned compensation is being charged to income on a straight line basis over five years. The charge to income for this employee’s restricted stock grant in the first quarter of fiscal 2008 was nil and the subsequent charge will be approximately $6,000 on a quarterly basis.

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

Restricted stock activity for the three months ended December 29, 2007 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2007	55,000	$6.22
Granted	15,000	$8.80
Vested	(14,000)	$6.11
Forfeited	-	N/A
Non-vested balance as of December 29, 2007	56,000	$6.94

As of December 29, 2007, there was $269,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.5 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended
	December 29, 2007	December 30, 2006
Stock option expense under SFAS # 123R	$6	$11
Restricted stock grants:
Employees	29	19
Non-employee directors	23	17
Total stock based compensation expense	$58	$47

(4)            Cash Dividends

On December 4, 2007, the Company declared a quarterly dividend of $.03 per share for the first quarter of fiscal 2008, which was paid on January 3, 2008 to stockholders of record on December 19, 2007. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)            Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	December 29, 2007	December 30, 2006
Net income	$313	$88
Weighted average shares outstanding - basic	3,188	3,147
Basic income per share	$.10	$.03
Common stock equivalents	47	46
Weighted average shares outstanding - diluted	3,235	3,193
Diluted income per share	$.10	$.03
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	80	90

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

The significant accounting policies of the segments are the same as those described in note (1) to the 2007 Annual Report filed on Form 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 29, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,707	$536	$-	$10,243
Inter-segment revenues	-	12	-	12
Operating income	651	(34)	(32)	585
Identifiable assets	20,504	917	491	21,912

	Three months ended December 30, 2006
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,803	$423	$-	$8,226
Inter-segment revenues	-	15	-	15
Operating income	319	(75)	(40)	204
Identifiable assets	17,763	1,028	419	19,210

In the controls business segment the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended
	December 29, 2007	December 30, 2006
Electronic controllers for battery driven vehicles	$6,693	$5,176
Accessory and aftermarket products and services	3,014	2,627
Total controls segment revenues	$9,707	$7,803

(7)            Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	December 29, 2007	December 30, 2006
Research and Development expense	$1,078	$895
Percentage of sales	10.5	10.9

(8)            Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158:

	(in thousands of dollars)
	Three Months ended
	December 29, 2007	December 30, 2006
Service cost	$153	$145
Interest cost	350	283
Expected return on plan assets	(347)	(280)
Amortization of prior service cost	15	14
Recognized net actuarial gain (loss)	-	3
Net periodic benefit cost	171	165
Net cost of defined contribution plans	$11	$11

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the three months ended December 29, 2007:

	(in thousands of dollars)
	Three Months ended
	December 29, 2007	December 30, 2006
Liability for pension benefits at beginning of period	$2,244	$2,886
Net periodic benefit cost	174	165
Plan contributions	(155)	(153)
Effect of exchange rate changes	(55)	94
Balance at end of period	$2,208	$2,992

Tech/Ops Sevcon did not contribute to its US pension plan in the three months ended December 29, 2007 and presently anticipates contributing $129,000 to fund its plan in the remainder of fiscal 2008. In addition employee contributions to the UK plan were $155,000 in the first three months and are estimated to total $647,000 in fiscal 2008.

The table below sets out the movement in the amounts included in accumulated other comprehensive income that has not yet been recognized as pension costs in the income statement:

	Unrecognized transition obligation	Unrecognized prior service cost	Unrecognized net actuarial gain (loss)	Deferred Tax	Total
Balance at September 30, 2007	$1	$510	$1,514	$(610)	$1,415
Amounts recognized in accumulated other comprehensive income in the first quarter of fiscal 2008	-	(15)	-	4	(11)
Balance at December 29, 2007	$1	$495	$1,514	$(606)	$1,404
Amounts expected to be recognized in the remainder of fiscal 2008	-	(45)	-	12	(33)

(9)            Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 29, 2007	September 30, 2007
Raw materials	$3,016	$2,517
Work-in-process	212	134
Finished goods	2,506	2,771
	$5,734	$5,422

(10)            Accrued expenses

Set out below is an analysis of other accrued expenses at December 29, 2007 and September 30, 2007 which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	December 29, 2007	September 30, 2007
Accrued compensation and related costs	$730	$1,118
Warranty reserves	443	458
Other accrued expenses	1,690	1,586
	$2,863	$3,162

(11)            Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months Ended
	December 29, 2007	December 30, 2006
Warranty reserves at beginning of period	$458	$364
Decrease in beginning balance for warranty obligations settled during the period	(146)	(109)
Other changes to pre-existing warranties	-	10
Net increase in warranty reserves for products sold during the period	131	125
Warranty reserves at end of period	$443	$390

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2006, the FASB issued FIN48, “Accounting for Uncertainty in Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN48 became effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of adopting FIN 48 on its consolidated results of operations and financial position and has concluded that its adoption did not have a material impact on either the consolidated results from operations or its financial position.

CRITICAL ACCOUNTING ESTIMATES

As of December 29, 2007 there have been no material changes to the critical accounting estimates described in the Company’s Form 10-K for the year ended September 30, 2007.

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $22,280,000 at September 30, 2007 and the total assets of the Company were $21,926,000. Although the plan assets are not included in the assets of the Company, they are 102% of size of the Company’s total assets. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits” which amounted to $2,208,000 at December 29, 2007 compared to $2,244,000 at September 30, 2007.

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

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2007 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$550	22%
Inflation rate	0.1%	330	13%
Salary Increase	0.1%	770	31%
Mortality rate	1 year	550	22%
Assumption impacting plan assets:
Return on plan assets	0.1% per year	$20 per year	1% per year

OVERVIEW OF FIRST QUARTER

Sales in the first quarter ended December 29, 2007 increased by 25% to $10,243,000 compared to $8,226,000 last year. Volumes shipped were up by 18% and a further gain of 7% was due to the weakness of the US dollar compared to European currencies. The Company achieved sales increases in all of its businesses due to increased volumes shipped.

Increased volumes shipped and favorable sales mix improved gross margins, which were 37.9% of sales compared to 36.4% in the first quarter of fiscal 2007. Operating expenses were higher than last year due to both increased sales and engineering spend on the introduction of new products and foreign currency fluctuations. Operating income was $585,000 compared with $204,000 in the first quarter last year, an increase of 187%.

Net income for the quarter was 256% ahead of last year at $313,000. Foreign currency changes increased net income by $44,000; before the impact of foreign currency, net income was up by $269,000 or 206%. Diluted net income per share was $.10 compared to $.03 last year.

Cash balances reduced by $141,000 in the first three months of fiscal 2008 to $873,000. Operating activities generated cash of $326,000. Capital expenditures used cash of $287,000 and dividend payments amounted to $97,000. Exchange rates reduced cash by $101,000.

Results of Operations

Three months ended December 29, 2007

The following table compares results by segment for the first quarter of fiscal 2008 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes:

	Three months ended		% change due to:
	December 29, 2007	December 30, 2006	Total	Currency	Volume / other
Sales:
Controls - to external customers	$9,707	$7,803	25%	7%	18%
Capacitors- to external customers	536	423	26%	6%	20%
Capacitors - inter-segment	12	15	-20%	3%	-23%
Capacitors – total	548	438	25%	6%	19%
Total sales to external customers	10,243	8,226	25%	7%	18%
Gross Profit:
Controls	3,686	2,866	29%	8%	21%
Capacitors	196	132	49%	7%	42%
Total	3,882	2,998	30%	8%	22%
Selling research and administrative expenses:
Controls	3,035	2,547	19%	-6%	25%
Capacitors	230	207	11%	-6%	17%
Unallocated corporate expense	32	40	-20%	0%	-20%
Total	3,297	2,794	18%	-6%	24%
Operating income:
Controls	651	319	104%	25%	79%
Capacitors	(34)	(75)	-55%	4%	-59%
Unallocated corporate expense	(32)	(40)	-20%	0%	-20%
Total	585	204	187%	39%	148%
Other income and expense	(103)	(70)	47%	14%	33%
Income before income taxes	482	134	260%	51%	209%
Income taxes	(169)	(46)	266%	52%	214%
Net Income	$313	$88	256%	50%	206%

Sales in the first fiscal quarter ended December 29, 2007 were $10,243,000 compared to $8,226,000 in the same period last year, an increase of $2,017,000, or 25%. In the first fiscal quarter the US dollar weakened by 5% and 12% against the British Pound and the Euro, respectively, compared to the first fiscal quarter of 2007. These foreign currency fluctuations accounted for a 7% increase in reported sales while volumes were 18% higher than last year. Volumes in the controller business were 18% higher than the same period last year, with gains reported in all business units. The increased revenues in the controls segment were mainly due to broadly-based higher levels of demand across most of the Company’s customer base and the introduction of new products. In the capacitor business, sales to external customers increased by $113,000, or 26%, compared to the same period last year. Capacitor volumes were 20% up compared to the same period last year with gains across most market sectors and continued improvement in the sales volumes of audio capacitors. Foreign currency fluctuations accounted for a $26,000, or 6% increase in reported sales of capacitors.

The gross profit percentage was 37.9% of sales in this period compared with 36.4% in the comparable period in fiscal 2007. Gross profit increased by $884,000 compared to the first quarter of last year. Foreign currency fluctuations increased reported gross profit by $233,000. Net of the currency impact, gross profit was $651,000 above last year. The increase in gross profit was mainly due to higher volumes.

Selling, research and administrative expenses were $3,297,000, an increase of $503,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $155,000, or 6%. Excluding the impact of currency fluctuations, operating expenses for the first quarter were $348,000, or 12% higher than the same period last year. Operating expenses were higher than last year largely due to increased sales and engineering spend on the introduction of new products, as well as foreign currency fluctuations.

Operating income for the first quarter was $585,000, an increase of $381,000, or 187%, compared to the same period last year. Foreign currency fluctuations had an overall positive impact of $78,000 on reported operating income. Excluding the currency impact, operating income for the controller business increased by $251,000, mainly due to higher volumes. In the capacitor business segment there was an operating loss of $34,000 compared to an operating loss of $75,000 in the first quarter of fiscal 2007.

In the first quarter interest expense was $30,000, an increase of $25,000 compared to the prior year. There was a foreign currency loss of $75,000 in the first quarter of fiscal 2008 compared to a loss of $67,000 in the same period last year.

Income before income taxes was $482,000 compared to $134,000 in the same period last year, an increase of $348,000, or 260%. Income taxes were 35.0% of pre-tax income, in line with the same period last year. Net income for the first quarter was $313,000, an increase of $225,000 compared to the same period last year. Basic and fully diluted income per share was $.10 compared to $.03 per share in the first quarter of fiscal 2007.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the first quarter of fiscal 2008 was paid on January 3, 2008, and amounted to $98,000. Cash balances at the end of the first quarter of 2008 were $873,000, compared to $1,014,000 on September 30, 2007, a decrease in cash of $141,000 in the first three months of fiscal 2008.

In the first quarter of fiscal 2008, net income was $313,000, and operating activities generated $326,000 of cash. Receivables decreased by $165,000 to $8,549,000. The number of days sales in receivables reduced in the first three months of fiscal 2008 from 76 days to 70 days.

Inventories increased by $312,000, largely due to higher volumes. Prepaid expense and other current assets decreased by $29,000 to $887,000. Accounts payable of $3,430,000 were in line with the balance at September 30, 2007 of $3,397,000. Accrued expenses of $2,863,000 were lower by $299,000 than the balance at September 30, 2007. Accrued income taxes increased by $121,000. Dividends paid in the first three months of fiscal 2008 amounted to $97,000. Capital expenditures in the first three months were $287,000. Exchange rate changes decreased reported cash by $101,000 in the first three months of fiscal 2008.

The Company has no long-term debt but has overdraft facilities in the UK of approximately $2 million and of $200,000 in France. At the end of the first quarter the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

Tech/Ops Sevcon's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs. Capital spending programs are not expected to be significantly higher than depreciation over the next twelve months and projected volume growth is not expected to require significant additional cash resources.

Item 3 Quantitative and Qualitative Disclosures about Market Risk.

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 6 to the Company’s Consolidated Financial Statements included under Item 8 of the Company’s Form 10-K for the year ended September 30, 2007 and other risks are described under the caption Risk Factors in Part II, Item 1A below.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of fiscal 2008, approximately 41% of the Company’s sales were made in US Dollars, 27% were made in British Pounds and 32% were made in Euros. Over 70% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of December 29, 2007. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates.

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2008	FY2009	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	1,321	-	1,321	1,321
Accounts receivable in Euros	3,868	-	3,868	3,868
Accounts payable in British Pounds	2,967	-	2,967	2,967
Accounts payable in Euros	160	-	160	160
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	1,033	-	1,033	1,033
In Euros	1,494	-	1,494	1,494
Forward exchange agreements
Sell US Dollars for British Pounds	2,400	-	2,400	2,400
Sell Euros for British Pounds	3,504	-	3,504	3,504
Average contractual exchange rate
US Dollars = British Pound	2.01	-	2.01	-
Euro = British Pound	1.40	-	1.40	-
Amount recorded as other comprehensive income	$54	$-	$54	$54

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at December 29, 2007, the risk arising from changes in interest rates was not material.

Item 4 Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of December 29, 2007, these disclosure controls and procedures were effective.

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

Item 1 Legal Proceedings

None.

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

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults upon Senior Securities

None.

Item 4     Submission of Matters to a Vote of Security Holders

None.

Item 5     Other Information

None.

Item 6     Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC

Date: February 12, 2008	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.