Form 10-Q
period 2008-05-19
TECH OPS SEVCON INC
filed 2008-05-19
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2008
Common stock, par value $.10	3,271,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2008

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	March 29, 2008	September 30, 2007
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$832	$1,014
Receivables, net of allowances for doubtful accounts of $214 at March 29, 2008 and $180 at September 30, 2007	9,228	8,714
Inventories	5,371	5,422
Prepaid expenses and other current assets	1,217	916
Total current assets	16,648	16,066
Property, plant and equipment:
At cost	12,313	12,265
Less: accumulated depreciation and amortization	(8,578)	8,497
Net property, plant and equipment	3,735	3,768
Long-term deferred tax asset	625	657
Goodwill	1,435	1,435
Total assets	$22,443	$21,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$4,047	$3,398
Dividend payable	98	97
Accrued expenses	2,570	3,162
Accrued and deferred taxes on income	361	530
Total current liabilities	7,076	7,187
Liability for pension benefits	2,188	2,244
Other long term liabilities	60	61
Total liabilities	9,324	9,492
Stockholder equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,271,322 shares at March 29, 2008 and 3,238,702 shares at September 30, 2007	327	324
Premium paid in on common stock	4,765	4,623
Retained earnings	8,530	7,961
Cumulative other comprehensive loss	(503)	(474)
Total stockholder equity	13,119	12,434
Total liabilities and stockholder equity	$22,443	$21,926
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	$10,560	$10,374	$20,803	$18,600
Cost of sales	6,846	6,360	13,207	11,588
Gross Profit	3,714	4,014	7,596	7,012
Selling, research and administrative expenses	3,079	3,116	6,376	5,910
Operating income	635	898	1,220	1,102
Interest expense	(23)	(2)	(53)	(7)
Interest income	2	2	4	4
Foreign currency gain (loss)	95	(23)	20	(90)
Income before income taxes	709	875	1,191	1,009
Income taxes	(248)	(307)	(417)	(353)
Net income	$461	$568	$774	$656
Basic income per share	$.14	$.18	$.24	$.21
Fully diluted income per share	$.14	$.18	$.24	$.21

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income	$461	$568	$774	$656
Foreign currency translation adjustment	219	20	143	335
Changes in fair market value of cash flow hedges	(137)	-	(194)	-
Amortization of pension transition items to income	11	14	22	26
Comprehensive income (loss)	$554	$602	$745	$1,017

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	March 29, 2008	March 31, 2007
Cash flow from operating activities:
Net income	$774	$656
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	343	363
Stock-based compensation	117	93
Pension contributions less than pension expense	28	-
Deferred tax benefit	-	(8)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(133)	(2,491)
Inventories	32	19
Prepaid expenses and other current assets	(214)	(310)
Accounts payable	731	1,071
Accrued expenses	(840)	(308)
Accrued and deferred taxes on income	(292)	345
Net cash generated from (used by) operating activities	546	(570)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(375)	(528)
Net cash used by investing activities	(375)	(528)
Cash flow used by financing activities:
Dividends paid	(196)	(192)
Exercise of stock options	20	-
Net cash used by financing activities	(176)	(192)
Effect of exchange rate changes on cash	(177)	234
Net decrease in cash	(182)	(1,056)
Beginning balance - cash and cash equivalents	1,014	1,290
Ending balance - cash and cash equivalents	$832	$234
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$616	$226
Cash paid for interest	$53	$7
Supplemental disclosure of non-cash financing activity:
Dividend declared	$98	$97

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – March 29, 2008

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon, Inc. as of March 29, 2008 and the results of operations and cash flows for the three months and six months ended March 29, 2008 and March 31, 2007. These unaudited interim financial statements should be read in conjunction with the 2007 annual consolidated financial statements and related notes included in the 2007 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K.

The significant accounting policies followed by Tech/Ops Sevcon, Inc. are set forth in Note 1 to the financial statements in the 2007 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2007 to the significant accounting policies followed by Tech/Ops Sevcon, Inc.

The results of operations for the six month periods ended March 29, 2008 and March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

On December 4, 2007, the FASB issued SFAS No.160,” Noncontrolling Interests in Consolidated Financial Statements”, which amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to require noncontrolling (equity) interests in a consolidated subsidiary to be accounted for, and presented as, equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement will be effective for the Company for the fiscal year beginning October 1, 2008. This is not expected to have a material impact on the Company’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (Statement 141R), which, when effective, will replace existing Statement 141 in its entirety and provide new measurement, recognition, and disclosure guidance for business combinations. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement will be effective for the Company for the fiscal year beginning October 1, 2008. This is not expected to have a material impact on the Company’s financial statements.

(3)           Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 93,500 shares reserved and available for grant at March 29, 2008. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Since the beginning of fiscal 2006 the Company has accounted for stock based compensation under SFAS 123R “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first half of fiscal 2008 or in fiscal 2007 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2008 or fiscal 2007. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the six months ended March 29, 2008 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	129,000	$9.47	2.0	204,000
Granted	-
Exercised	(7,000)	$4.37
Cancelled	(42,500)	$14.52
Outstanding at March 29, 2008	79,500	$7.36	3.1	$104,000
Exercisable at March 29, 2008	51,700	$8.21	3.5	$55,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $7.05 market price of the Company’s common stock at March 29, 2008. Options for 7,000 shares were exercised during the six month period ended March 29, 2008. The total intrinsic value of options exercised in the six month period ended March 29, 2008, was $27,000 and the proceeds received on the exercise of these options was $31,000. In connection with the exercise of options in the first half of fiscal 2007, the company repurchased $1,380 shares at market for a total cost of $11,000. In the first six months of the last fiscal year, no options were exercised. At March 29, 2008 there was $47,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.9 years.

In December 2007, the Company granted 15,000 shares of restricted stock to one employee which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $117,000 based on the fair market value of stock on the date of issue. This unearned compensation is being charged to income on a straight line basis over five years. The charge to income for this employee’s restricted stock grant is approximately $6,000 on a quarterly basis.

       In January 2008, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2009 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $79,000 based on the fair market value of the stock on date of issue. This amount was credited to common stock and paid in surplus and the $79,000 was netted off paid in surplus in stockholders’ equity. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the second quarter and first six months of fiscal 2008 was $13,000 and the subsequent charge will be approximately $20,000 on a quarterly basis.

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

Restricted stock activity for the six months ended March 29, 2008 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2007	55,000	$6.22
Granted	27,000	$7.82
Vested	(28,000)	$6.76
Forfeited	-	N/A
Non-vested balance as of March 29, 2008	54,000	$6.74

As of March 29, 2008, there was $298,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.9 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Stock option expense under SFAS # 123R	$7	$9	$13	$20
Restricted stock grants:
Employees	31	16	60	35
Non-employee directors	21	21	44	38
Total stock based compensation expense	$59	$46	$117	$93

(4)           Cash Dividends

On March 18, 2008, the Company declared a quarterly dividend of $.03 per share for the second quarter of fiscal 2008, which was paid on April 17, 2008 to stockholders of record on April 2, 2008. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)           Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income	$461	$568	$774	$656
Weighted average shares outstanding - basic	3,212	3,167	3,200	3,158
Basic income per share	$.14	$.18	$.24	$.21
Common stock equivalents	22	28	35	37
Weighted average shares outstanding - diluted	3,234	3,195	3,235	3,195
Diluted income per share	$.14	$.18	$.24	$.21
No of options that are anti-dilutive excluded from calculation of common stock equivalents	38	80	58	100

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

	(in thousands of dollars)
	Three months ended March 29, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$10,067	$493	$-	$10,560
Inter-segment revenues	-	10	-	10
Operating income	856	(58)	(163)	635
Identifiable assets	21,007	877	559	22,443

	Three months ended March 31, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,881	$493	$-	$10,374
Inter-segment revenues	-	16	-	16
Operating income	929	42	(73)	898
Identifiable assets	19,252	968	489	20,709

	Six months ended March 29, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$19,774	$1,029	$-	$20,803
Inter-segment revenues	-	22	-	22
Operating income	1,507	(92)	(195)	1,220
Depreciation and amortization	315	26	2	343
Identifiable assets	21,007	877	559	22,443
Capital expenditures	340	35	-	375

	Six months ended March 31, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,684	$916	$-	$18,600
Inter-segment revenues	-	31	-	31
Operating income	1,248	(33)	(113)	1,102
Depreciation and amortization	331	28	4	363
Identifiable assets	19,252	968	489	20,709
Capital expenditures	452	72	4	528

In the controls business segment the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Electronic controllers for battery driven vehicles	$7,156	$7,297	$13,849	$12,473
Accessory and aftermarket products and services	2,911	2,584	5,925	5,211
Total controls segment revenues	$10,067	$9,881	$19,774	$17,684

(7)           Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Research and Development expense	$918	$1,004	$1,996	$1,899
Percentage of sales	8.7%	9.7%	9.6%	10.2%

(8)           Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$154	$147	$307	$292
Interest cost	354	287	704	570
Expected return on plan assets	(351)	(284)	(698)	(564)
Amortization of prior service cost	15	15	30	29
Recognized net actuarial gain (loss)	-	3	-	6
Net periodic benefit cost	172	168	343	333
Net cost of defined contribution plans	$11	$11	$22	$22

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the six months ended March 29, 2008:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$154	$147	$307	$292
Interest cost	354	287	704	570
Expected return on plan assets	(351)	(284)	(698)	(564)
Amortization of prior service cost	15	15	30	29
Recognized net actuarial gain (loss)	-	3	-	6
Net periodic benefit cost	172	168	343	333
Net cost of defined contribution plans	$11	$11	$22	$22

Tech/Ops Sevcon did not contribute to its US pension plan in the six months ended March 29, 2008; it presently anticipates contributing $129,000 to fund its US plan in the remainder of fiscal 2008. In addition, employer contributions to the UK plan were $328,000 in the first six months and are estimated to total $644,000 in fiscal 2008.

The table below sets out the movement in the amounts included in accumulated other comprehensive income that have not yet been recognized as pension costs in the income statement:

	Unrecognized transition obligation	Unrecognized prior service cost	Unrecognized net actuarial gain (loss)	Deferred Tax	Total
Balance at September 30, 2007	$1	$510	$1,514	$(610)	$1,415
Amounts recognized in accumulated other comprehensive income in the first half of fiscal 2008	-	(30)	-	8	(22)
Balance at March 29, 2008	$1	$480	$1,514	$(602)	$1,393
Amounts expected to be recognized in the remainder of fiscal 2008	-	(30)	-	8	(22)

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	March 29, 2008	September 30, 2007
Raw materials	$2,876	$2,517
Work-in-process	213	134
Finished goods	2,282	2,771
	$5,371	$5,422

(10)           Accrued expenses

Set out below is an analysis of other accrued expenses at March 29, 2008 and September 30, 2007 which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	March 29, 2008	September 30, 2007
Accrued compensation and related costs	$590	$1,118
Warranty reserves	398	458
Other accrued expenses	1,582	1,586
	$2,570	$3,162

(11)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Warranty reserves at beginning of period	$443	$390	$458	$364
Decrease in beginning balance for warranty obligations settled during the period	(152)	(73)	(298)	(182)
Other changes to pre-existing warranties	-	-	-	10
Net increase in warranty reserves for products sold during the period	107	101	238	226
Warranty reserves at end of period	$398	$418	$398	$418

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

CRITICAL ACCOUNTING ESTIMATES

As of March 29, 2008 there have been no material changes to the critical accounting estimates described in the Company’s Form 10-K for the year ended September 30, 2007, except as follows:

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $22,280,000 at September 30, 2007 and the total assets of the Company were $21,926,000. Although the plan assets are not included in the assets of the Company, they were equal to 102% of the Company’s total assets at September 30, 2008. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits” which amounted to $2,188,000 at March 29, 2008 compared to $2,244,000 at September 30, 2007.

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

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Sales in the second quarter ended March 29, 2008 increased by 2% to $10,560,000 compared to $10,374,000 in the second quarter last year. Volumes shipped were down by 3% but were more than offset by a gain of 5% due to the weakness of the US dollar compared to European currencies. The Company achieved sales increases in North America and Europe due to increased volumes shipped; in the Far East there was a reduction in sales due to lower volumes shipped.

Gross profit was 35.2% in the second quarter compared to 38.7% in the same quarter last year. A combination of currency fluctuations, lower sales volumes and sales mix reduced gross margins. Operating expenses decreased by $119,000 due to lower selling and engineering expense offset by adverse currency fluctuations. Operating income was $635,000 compared with $898,000 in the second quarter last year, a reduction of 29%.

Net income for the quarter was 19% lower than last year at $461,000. Foreign currency changes increased net income by $233,000; before the impact of foreign currency, net income was down by $340,000 or 60%. Diluted net income per share was $.14 compared to $.18 last year.

Cash balances reduced by $182,000 in the first six months of fiscal 2008 to $832,000. Operating activities generated cash of $546,000. Capital expenditures used cash of $375,000 and dividend payments amounted to $196,000. Exchange rates reduced cash by $177,000.

Results of Operations

Three months ended March 29, 2008

The following table compares results by segment for the second quarter of fiscal 2008 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes:

			% change due to:
	2008	2007	Total	Currency	Volume / other
Sales:
Controls - to external customers	$10,067	$9,881	2%	6%	-4%
Capacitors- to external customers	493	493	0%	1%	-1%
Capacitors - inter-segment	10	16	-38%	1%	-39%
Capacitors – total	503	509	-1%	1%	-2%
Total sales to external customers	10,560	10,374	2%	5%	-3%
Gross Profit:
Controls	3,574	3,791	-6%	8%	-14%
Capacitors	140	223	-37%	1%	-38%
Total	3,714	4,014	-7%	8%	-15%
Selling research and administrative expenses:
Controls	2,718	2,862	-5%	3%	-8%
Capacitors	198	181	9%	1%	8%
Unallocated corporate expense	163	73	123%	0%	123%
Total	3,079	3,116	-1%	3%	-4%
Operating income:
Controls	856	929	-8%	26%	-34%
Capacitors	(58)	42	-238%	1%	-239%
Unallocated corporate expense	(163)	(73)	123%	0%	123%
Total	635	898	-29%	27%	-56%
Other income and expense	74	(23)	-422%	-513%	91%
Income before income taxes	709	875	-19%	41%	-60%
Income taxes	(248)	(307)	-19%	41%	-60%
Net Income	$461	$568	-19%	41%	-60%

Sales in the second fiscal quarter ended March 29, 2008 were $10,560,000 compared to $10,374,000 in the same period last year, an increase of $186,000, or 2%. In the second fiscal quarter the US dollar weakened by 3% and 13% against the British Pound and the Euro, respectively, compared to the second fiscal quarter of 2007. These foreign currency fluctuations accounted for a 5% increase in reported sales while volumes were 3% lower than last year. Sales volumes in the controller business were 4% lower than the same period last year as sales volume increases in North America and Europe were offset by decreases in the Far East. In the capacitor business, sales volumes were the same as during the second quarter last year. Management expects that the continued strength of the Euro will reduce sales growth in Europe, while Far East growth will also continue to slow, but customer actions in response to the currency situation, as well as the Company’s diversification of manufacturing sources, should mean that North American markets will not be materially adversely affected in the near term.

The gross profit percentage was 35.2% of sales in this period compared with 38.7% in the comparable period in fiscal 2007. Gross profit reduced by $300,000 compared to the second quarter of last year. Foreign currency fluctuations increased reported gross profit by $321,000. Net of the currency impact, gross profit was $621,000 lower than last year. The reduction in gross profit was mainly due to lower sales volumes and sales mix.

Selling, research and administrative expenses were $3,079,000, a reduction of $37,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $82,000, or 3%. Excluding the impact of currency fluctuations, operating expenses for the second quarter were $119,000, or 4% lower than the same period last year. Operating expenses were lower than last year due to lower selling and engineering expense. The Company plans to cease its residual manufacturing operations in the UK which have been reducing for several years. The costs of doing this are expected to be up to $900,000 in the second half of fiscal 2008. The anticipated savings and expense are subject to a variety of factors such as the cost of one-time termination costs and associated costs that may cause actual results to vary from those anticipated.

Operating income for the second quarter was $635,000, a reduction of $263,000, or 29%, compared to the same period last year. Foreign currency fluctuations had an overall positive impact of $239,000 on reported operating income. Excluding the currency impact, operating income for the controller business reduced by $312,000, mainly due to lower volumes. In the capacitor business segment changes in sales mix impacted gross profit margins which caused an operating loss of $58,000 compared to an operating profit of $42,000 in the second quarter of fiscal 2007.

In the second quarter interest expense was $23,000, an increase of $21,000 compared to the prior year. There was a foreign currency gain of $95,000 in the second quarter of fiscal 2008 compared to a loss of $23,000 in the same period last year.

Income before income taxes was $709,000 compared to $875,000 in the same period last year, a reduction of $166,000, or 19%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the second quarter was $461,000, a reduction of $107,000 compared to the same period last year. Basic and fully diluted income per share was $.14 compared to $.18 per share in the second quarter of fiscal 2007.

Six months ended March 29, 2008

The following table compares first half year results by segment for the six months ended March 29, 2008 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Six months ended		% change due to:
	March 29, 2008	March 31, 2007	Total	Currency	Volume / other
Sales:
Controls - to external customers	$19,774	$17,684	12%	6%	6%
Capacitors- to external customers	1,029	916	12%	3%	9%
Capacitors - inter-segment	22	31	-29%	2%	-31%
Capacitors – total	1,051	947	11%	3%	8%
Total sales to external customers	20,803	18,600	12%	6%	6%
Gross Profit:
Controls	7,260	6,657	9%	8%	1%
Capacitors	336	355	-5%	3%	-8%
Total	7,596	7,012	8%	8%	0%
Selling research and administrative expenses:
Controls	5,753	5,409	6%	4%	2%
Capacitors	428	388	10%	4%	6%
Unallocated corporate expense	195	113	73%	0%	73%
Total	6,376	5,910	8%	4%	4%
Operating income:
Controls	1,507	1,248	21%	26%	-5%
Capacitors	(92)	(33)	179%	8%	171%
Unallocated corporate expense	(195)	(113)	73%	0%	73%
Total	1,220	1,102	11%	29%	-18%
Other income and expense	(29)	(93)	-69%	-116%	47%
Income before income taxes	1,191	1,009	18%	42%	-24%
Income taxes	(417)	(353)	18%	42%	-24%
Net Income	$774	$656	18%	42%	-24%

Sales in the six months ended March 29, 2008 were $20,803,000, an increase of $2,203,000, or 12%, compared to the same period last year when sales were $18,600,000. Foreign currency fluctuations accounted for an increase in reported sales of $1,069,000 or 6%; in addition, volumes were also 6% ahead of the same period last year. The increased volumes were mainly due to broadly-based higher levels of demand across most of the Company’s customer base; there were no significant “one-off” or “exceptional” sales revenues in the first six months of fiscal 2008. Volumes in the controller business were 6% better than in the same period last year, with gains in Europe and North America partially offset by lower volumes in the Far East. In the capacitor business, sales to external customers increased by $113,000 compared to the same period last year. Capacitor volumes in the first six months were higher by $82,000, or 9%. Foreign currency fluctuations accounted for a $31,000, or 3%, increase in the reported sales of capacitors.

Revenues in the US controller business increased by 17% compared to the first half of last fiscal year. This was mainly due to strong demand in the aerial lift market.

Gross profit was 36.5% of sales in this period compared to 37.7% in the comparable period in fiscal 2007. Gross profit increased by $584,000 compared to the first half of last year. Marginally higher volumes were augmented by favorable foreign currency fluctuations which increased reported gross profit by $554,000. In the controller business, gross profit increased by $603,000 compared to the second quarter of fiscal 2007 and, in the capacitor business, gross profit of $336,000 was marginally behind last year.

Selling, research and administrative expenses were $6,376,000, an increase of $466,000 compared to the same period last year. Foreign currency fluctuations increased reported operating expenses by $237,000, or 4%. Excluding the impact of currency fluctuations, operating expenses in the first half year were $229,000, or 4%, higher than the same period last year, due to increased administrative expenses arising from personnel changes.

Operating income for the first half of fiscal 2008 was $1,220,000, an increase of $118,000, or 11%, compared to the same period last year. Foreign currency fluctuations resulted in a $317,000 increase in reported operating income. Excluding the currency impact, operating income for the controller business decreased by 5% compared to last year. The main cause of this decrease in operating income was lower gross margins due to sales mix, together with higher operating expense. In the capacitor business segment there was an operating loss of $92,000 compared to a $33,000 operating loss in the first six months of fiscal 2007.

In the first half of fiscal 2008 interest expense was $53,000 compared to $7,000 in the same period last year. There was a foreign currency gain of $20,000 in fiscal 2008 compared to a loss of $90,000 in the same period last year, mainly due to the strength of the Euro compared to the British Pound and US Dollar.

Income before income taxes was $1,191,000 compared to $1,009,000 in the same period last year, an increase of $182,000, or 18%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the first half year was $774,000, an increase of $118,000, or 18%, compared to the same period last year. Basic and fully diluted income per share increased by $.03 per share to $.24 per share compared to $.21 per share in the first half of fiscal 2007.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the second quarter of fiscal 2008 was paid on April 17, 2008, and amounted to $98,000. Cash balances at the end of the second quarter of 2008 were $832,000, compared to $1,014,000 on September 30, 2007, a decrease in cash of $182,000 in the first six months of fiscal 2008.

In the first half of fiscal 2008, net income was $774,000, and operating activities generated $546,000 of cash. Inventories decreased by $32,000 to $5,371,000. The number of days sales in receivables remained constant in the first six months of fiscal 2008 at 70 days. Prepaid expense and other current assets increased by $214,000 to $1,217,000, largely due to the payment of annual insurance premiums. Accounts payable were $4,047,000 compared with $3,398,000 at September 30, 2007. Accrued expenses of $2,570,000 were lower by $592,000 than the balance at September 30, 2007. Accrued income taxes decreased by $169,000, due to the payment of foreign income taxes. Dividends paid in the first six months of fiscal 2008 amounted to $196,000. Capital expenditures in the first six months were $375,000. Exchange rate changes decreased reported cash by $177,000 in the first six months of fiscal 2008.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of fiscal 2008, approximately 39% of the Company’s sales were made in US Dollars, 25% were made in British Pounds and 36% were made in Euros. Over 70% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of March 29, 2008. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates.

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2008	FY2009	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	1,110	-	1,110	1,110
Accounts receivable in Euros	4,870	-	4,870	4,870
Accounts payable in British Pounds	3,383	-	3,383	3,383
Accounts payable in Euros	445	-	445	445
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	958	-	958	958
In Euros	1,390	-	1,390	1,390
Forward exchange agreements
Sell US Dollars for British Pounds	1,650	-	1,650	1,650
Sell Euros for British Pounds	3,516	-	3,516	3,516
Average contractual exchange rate
US Dollars = British Pound	2.01	-	2.01	-
Euro = British Pound	1.37	-	1.37	-
Amount recorded as other comprehensive income	$191	$-	$191	$191

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at March 29, 2008, the risk arising from changes in interest rates was not material.

Item 4    Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of March 29, 2008, these disclosure controls and procedures were effective.

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

None.

Item 3                    Defaults upon Senior Securities

None.

Item 4                      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on January 22, 2008, the stockholders elected Matthew Boyle and Paul O. Stump as directors of the Company to hold office until the 2011 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

Name	Votes For	Votes Withheld
Matthew Boyle	3,005,225	9,704
Paul O. Stump	2,999,205	15,724

Item 5                      Other Information

On May 14, 2008 the Company announced plans to cease its residual manufacturing operations in the UK which have been reducing for several years. These plans followed a review of the business which identified an opportunity to significantly reduce ongoing manufacturing costs through further reliance on subcontractors to manufacture the Company’s products. It is anticipated that the process leading to the cessation of manufacturing in the Company’s UK facility will be completed by the end of the 2008 fiscal year. The costs of doing this are anticipated to be up to $900,000 in the second half of fiscal 2008. The anticipated savings and expense are subject to a variety of factors such as the cost of one-time termination costs and associated costs that may cause actual results to vary from those anticipated.

Item 6                      Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC

Date: May 19, 2008	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.