Form 10-Q
period 2008-06-28
TECH OPS SEVCON INC
filed 2008-08-05
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common stock, par value $.10	3,271,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2008

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	June 28, 2008	September 30, 2007
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,250	$1,014
Receivables, net of allowances for doubtful accounts of $235 at June 28, 2008 and $180 at September 30, 2007	8,142	8,714
Inventories	5,420	5,422
Prepaid expenses and other current assets	978	916
Total current assets	15,790	16,066
Property, plant and equipment:
At cost	12,612	12,265
Less: accumulated depreciation and amortization	8,753	8,497
Net property, plant and equipment	3,859	3,768
Long-term deferred tax asset	613	657
Goodwill	1,435	1,435
Total assets	$21,697	$21,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,239	$3,398
Dividend payable	98	97
Accrued expenses	3,238	3,162
Accrued and deferred taxes on income	-	530
Total current liabilities	6,575	7,187
Liability for pension benefits	2,179	2,244
Other long term liabilities	60	61
Total liabilities	8,814	9,492
Stockholder equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,271,322 shares at June 28, 2008 and 3,238,702 shares at September 30, 2007	327	324
Premium paid in on common stock	4,810	4,623
Retained earnings	8,142	7,961
Cumulative other comprehensive loss	(396)	(474)
Total stockholder equity	12,883	12,434
Total liabilities and stockholder equity	$21,697	$21,926
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$10,015	$10,341	$30,818	$28,941
Cost of sales	6,799	6,550	20,006	18,138
Gross Profit	3,216	3,791	10,812	10,803
Selling, research and administrative expenses	2,907	3,009	9,283	8,919
Restructuring charge (Note 12)	700	-	700	-
Operating income (loss)	(391)	782	829	1,884
Interest expense	(29)	(10)	(82)	(17)
Interest income	3	3	7	7
Foreign currency loss	(27)	(40)	(7)	(130)
Income (loss) before income taxes	(444)	735	747	1,744
Income taxes	155	(252)	(262)	(605)
Net income (loss)	$(289)	$483	$485	$1,139
Basic income (loss) per share	$(.09)	$.15	$.15	$.36
Fully diluted income (loss) per share	$(.09)	$.15	$.15	$.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Nine months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$(289)	$483	$485	$1,139
Foreign currency translation adjustment	(17)	193	126	528
Changes in fair market value of cash flow hedges	115	-	(79)	-
Amortization of pension transition items to income	9	11	31	37
Comprehensive income (loss)	$(182)	$687	$563	$1,704

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	June 28, 2008	June 30, 2007
Cash flow from operating activities:
Net income	$485	$1,139
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	518	555
Stock-based compensation	163	142
Pension contributions greater than (less than) pension expense	8	(68)
Deferred tax provision	32	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	888	(2,641)
Inventories	(12)	(1,159)
Prepaid expenses and other current assets	(92)	(106)
Accounts payable	(95)	1,855
Accrued expenses	(51)	46
Accrued and deferred taxes on income	(527)	532
Net cash generated from operating activities	1,317	295
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(678)	(783)
Net cash used by investing activities	(678)	(783)
Cash flow used by financing activities:
Dividends paid	(293)	(289)
Exercise of stock options	20	4
Net cash used by financing activities	(273)	(285)
Effect of exchange rate changes on cash	(130)	390
Net increase (decrease) in cash	236	(383)
Beginning balance - cash and cash equivalents	1,014	1,290
Ending balance - cash and cash equivalents	$1,250	$907
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$618	$266
Cash paid for interest	$82	$17
Supplemental disclosure of non-cash financing activity:
Dividend declared	$98	$97

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – June 28, 2008

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon, Inc. as of June 28, 2008 and the results of operations and cash flows for the three months and nine months ended June 28, 2008 and June 30, 2007. These unaudited interim financial statements should be read in conjunction with the 2007 annual consolidated financial statements and related notes included in the 2007 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K (the “2007 10-K”).

The significant accounting policies followed by Tech/Ops Sevcon, Inc. are set forth in Note 1 to the financial statements in the 2007 10-K. Other than as set forth below, there have been no changes since the end of fiscal 2007 to the significant accounting policies followed by Tech/Ops Sevcon, Inc.

The results of operations for the nine month periods ended June 28, 2008 and June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

(2)           New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48, and in subsequent periods. The Company has evaluated the impact of adopting FIN 48 on its consolidated results of operations and financial position and has concluded that its adoption does not have a material impact on either the consolidated results from operations or its financial position.

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

(3)           Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 104,500 shares reserved and available for grant at June 28, 2008. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Since the beginning of fiscal 2006 the Company has accounted for stock based compensation under SFAS 123R “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first nine months of fiscal 2008 or in fiscal 2007 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2008 or fiscal 2007. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the nine months ended June 28, 2008 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	129,000	$9.47	2.0	204,000
Granted	-
Exercised	(7,000)	$4.37
Cancelled	(53,500)	$13.66
Outstanding at June 28, 2008	68,500	$6.88	3.2	$130,000
Exercisable at June 28, 2008	49,100	$7.08	3.6	$89,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $7.75 market price of the Company’s common stock at June 28, 2008. Options for 7,000 shares were exercised during the nine month period ended June 28, 2008. The total intrinsic value of options exercised in the nine month period ended June 28, 2008, was $27,000. Proceeds received on the exercise of these options were $20,000. In connection with the exercise of options in the first nine months of fiscal 2008, the Company issued 620 shares of common stock pursuant to a cashless exercise of options to purchase 1,380 shares. The total intrinsic value of options exercised in the nine month period ended June 30, 2007, was $46,000 and the proceeds received on the exercise of these options was $4,000. In connection with the exercise of options in the first nine months of fiscal 2007, the Company issued 3,404 shares of common stock pursuant to a cashless exercise of options to purchase 4,596 shares. At June 28, 2008 there was $40,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.4 years.

In December 2007, the Company granted 15,000 shares of restricted stock to one employee which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $117,000 based on the fair market value of the Company’s stock on the date of issue. This compensation expense is being charged to income on a straight line basis over five years. The charge to income for this employee’s restricted stock grant is approximately $6,000 on a quarterly basis.

In January 2008, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2009 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $79,000 based on the fair market value of the Company’s stock on date of issue. This compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the third quarter of fiscal 2008 was $20,000 and the charge for the first nine months of fiscal 2008 was $33,000; the subsequent charge will be approximately $20,000 on a quarterly basis.

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

Restricted stock activity for the nine months ended June 28, 2008 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2007	55,000	$6.22
Granted	27,000	$7.82
Vested	(28,000)	$6.76
Forfeited	-	N/A
Non-vested balance as of June 28, 2008	54,000	$6.74

As of June 28, 2008, there was $258,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock option expense under SFAS No. 123R	$6	$6	$19	$27
Restricted stock grants:
Employees	20	19	80	54
Non-employee directors	20	23	64	61
Total stock based compensation expense	$46	$48	$163	$142

(4)           Cash Dividends

On June 17, 2008, the Company declared a quarterly dividend of $.03 per share for the third quarter of fiscal 2008, which was paid on July 17, 2008 to stockholders of record on July 2, 2008. The Company has paid regular quarterly cash dividends since the first quarter of fiscal 1990.

(5)           Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Nine Months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$(289)	$483	$485	$1,139
Weighted average shares outstanding - basic	3,217	3,172	3,206	3,162
Basic (loss) income per share	$(.09)	$.15	$.15	$.36
Common stock equivalents	-	53	33	44
Weighted average shares outstanding - diluted	3,217	3,225	3,239	3,206
Diluted income (loss) per share	$(.09)	$.15	$.15	$.36
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	69	80	38	100
No. of shares of restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	54	-	-	-

(6)           Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems and accessories for battery powered vehicles. The capacitor segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitor segment has its own manufacturing facility.

The significant accounting policies of the segments are the same as those described in Note (1) to the 2007 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended June 28, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,499	$516	$-	$10,015
Inter-segment revenues	-	6	-	6
Operating loss	(242)	(82)	(67)	(391)
Identifiable assets	20,320	824	553	21,697

	Three months ended June 30, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,753	$588	$-	$10,341
Inter-segment revenues	-	8	-	8
Operating income	963	8	(189)	782
Identifiable assets	21,141	1,109	470	22,720

	Nine months ended June 28, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$29,273	$1,545	$-	$30,818
Inter-segment revenues	-	28	-	28
Operating income (loss)	1,265	(174)	(262)	829
Depreciation and amortization	477	38	3	518
Identifiable assets	20,320	824	553	21,697
Capital expenditures	635	43	-	678

	Nine months ended June 30, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$27,437	$1,504	$-	$28,941
Inter-segment revenues	-	39	-	39
Operating income (loss)	2,211	(25)	(302)	1,884
Depreciation and amortization	507	44	4	555
Identifiable assets	21,141	1,109	470	22,720
Capital expenditures	704	75	4	783

In the controls business segment the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Electronic controllers for battery driven vehicles	$6,580	$6,710	$20,429	$19,183
Accessory and aftermarket products and services	2,919	3,043	8,844	8,254
Total controls segment revenues	$9,499	$9,753	$29,273	$27,437

(7)           Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Research and Development expense	$899	$946	$2,895	$2,845
Percentage of sales	9.0%	9.1%	9.4%	9.8%

(8)           Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$152	$149	$459	$441
Interest cost	350	293	1054	863
Expected return on plan assets	(346)	(290)	(1,044)	(854)
Amortization of prior service cost	15	15	45	44
Recognized net actuarial gain	-	3	-	9
Net periodic benefit cost	171	170	514	503
Net cost of defined contribution plans	$12	$11	$34	$33

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the nine months ended June 28, 2008:

	(in thousands of dollars)
	Nine Months ended
	June 28, 2009	June 30, 2007
Liability for pension benefits at beginning of period	$2,244	$2,886
Net periodic benefit cost	514	503
Plan contributions	(495)	(572)
Effect of exchange rate changes	(84)	147
Balance at end of period	$2,179	$2,964

Tech/Ops Sevcon did not contribute to its US pension plan in the nine months ended June 28, 2008; it presently anticipates contributing $144,000 to fund its US plan in the remainder of fiscal 2008. In addition, employer contributions to the UK plan were $495,000 in the first nine months and are estimated to total $643,000 in fiscal 2008.

The table below sets out the movement in the amounts included in accumulated other comprehensive income that have not yet been recognized as pension costs in the income statement:

	Unrecognized transition obligation	Unrecognized prior service cost	Unrecognized net actuarial gain (loss)	Deferred Tax	Total
Balance at September 30, 2007	$ 1	$510	$1,514	$(610)	$1,415
Amounts recognized in accumulated other comprehensive income in the first nine months of fiscal 2008	-	(45)	-	14	(31)
Balance at June 28, 2008	$ 1	$465	$1,514	$(596)	$1,384
Amounts expected to be recognized in the remainder of fiscal 2008	-	(15)	-	4	(11)

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	June 28, 2008	September 30, 2007
Raw materials	$2,922	$2,517
Work-in-process	227	134
Finished goods	2,271	2,771
	$5,420	$5,422

(10)           Accrued expenses

Set out below is an analysis of other accrued expenses at June 28, 2008 and September 30, 2007 which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	June 28, 2008	September 30, 2007
Accrued compensation and related costs	$1,471	$1,118
Warranty reserves	381	458
Other accrued expenses	1,386	1,586
	$3,238	$3,162

(11)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Warranty reserves at beginning of period	$398	$418	$458	$364
Decrease in beginning balance for warranty obligations settled during the period	(65)	(76)	(363)	(258)
Other changes to pre-existing warranties	-	3	-	13
Net increase in warranty reserves for products sold during the period	48	125	286	351
Warranty reserves at end of period	$381	$470	$381	$470

(12)           Restructuring charge

In May 2008, the Company announced a limited restructuring program associated with the closure of the residual manufacturing operations in the UK controls business and a reduction in staff in the capacitor business segment. These plans followed a review of the controls business segment which identified an opportunity to significantly reduce ongoing manufacturing costs through further reliance on subcontractors to manufacture the Company’s products. The program, which was completed in June 2008, resulted in the termination of 36 employees in the controls business and 5 employees in the capacitor business. There was a restructuring charge in the third quarter of fiscal 2008 of $700,000 which comprised one-time employee severance costs and associated professional fees relating to this program.

The following table summarizes the components of the restructuring charge for the period ended June 28, 2008:

(in thousands of dollars)
Severance and other related costs	$ 685
Professional fees	15
Total restructuring charge	$ 700

Of the total restructuring charge of $700,000 in the quarter ended June 28, 2008, severance costs and professional fees in the controls business segment amounted to $673,000 and severance costs of $27,000 were incurred in the capacitor business segment.

The Company expects to incur a further restructuring charge of $20,000 in the fourth quarter of fiscal 2008 relating to severance costs in the controls business segment for 5 employees.

The following table summarizes the liability related to the 2008 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2007	Charges	Payments	Balance at June 28, 2008
Severance and other related costs	$-	$685	$105	$580
Professional fees	-	15	15	-
Total	$-	$700	$120	$580

The Company also accelerated depreciation expense on plant and equipment in the controls business segment in the amount of $4,000 relating to this program.

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

CRITICAL ACCOUNTING ESTIMATES

As of June 28, 2008 there have been no material changes to the critical accounting estimates described in the Company’s 2007 10-K, except as follows:

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $22,280,000 at September 30, 2007 and the total assets of the Company were $21,926,000. Although the plan assets are not included in the assets of the Company, they were equal to 102% of the Company’s total assets at September 30, 2007. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits” which amounted to $2,179,000 at June 28, 2008 compared to $2,244,000 at September 30, 2007.

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

The table below sets out the approximate impact on the funded status of the Company’s pension plans at June 28, 2008 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$650	30%
Inflation rate	0.1%	400	18%
Salary Increase	0.5%	900	41%
Mortality rate	1 year	650	30%
Assumption impacting plan assets:
Return on plan assets	0.1% per year	$20 per year	1% per year

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended June 28, 2008

The following table compares results by segment for the third quarter of fiscal 2008 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes:

			% change due to:
	2008	2007	Total	Currency	Volume / other
Sales:
Controls - to external customers	$9,499	$9,753	-3%	5%	-8%
Capacitors - to external customers	516	588	-12%	0%	-12%
Capacitors - inter-segment	6	8	-25%	0%	-25%
Capacitors – total	522	596	-12%	0%	-12%
Total sales to external customers	10,015	10,341	-3%	4%	-7%
Gross Profit:
Controls	3,027	3,566	-15%	6%	-21%
Capacitors	189	225	-16%	-1%	-15%
Total	3,216	3,791	-15%	6%	-21%
Selling research and administrative expenses and restructuring charge:
Controls	3,269	2,603	26%	2%	24%
Capacitors	271	217	25%	0%	25%
Unallocated corporate expense	67	189	-65%	0%	-65%
Total	3,607	3,009	20%	2%	18%
Operating income:
Controls	(242)	963	-125%	16%	-141%
Capacitors	(82)	8	-1,125%	-9%	-1,116%
Unallocated corporate expense	(67)	(189)	-65%	0%	-65%
Total	(391)	782	-150%	20%	-170%
Other income and expense	(53)	(47)	13%	-30%	43%
Income (loss) before income taxes	(444)	735	-160%	23%	-183%
Income taxes	155	(252)	-162%	23%	-185%
Net Income (loss)	$(289)	$483	-160%	23%	-183%

                Sales in the third quarter ended June 28, 2008 declined by $326,000, or 3%, to $10,015,000 compared to $10,341,000 in the third fiscal quarter last year. Volumes were 7% lower than last year.  However, in the third fiscal quarter the US dollar weakened by 2% and 14% against the British Pound and the Euro, respectively, compared to the third fiscal quarter of 2007, and these foreign currency fluctuations offset by $453,000, or 4%, the reported decline in sales caused by lower volume shipped. The Company achieved sales increases in North America and the Far East due to increases in volume shipped; in Europe there was a reduction in sales due to lower demand from aerial lift customers.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

In the capacitor business, sales volume was 12% lower than during the third quarter last year. Sales in the capacitor business were adversely affected by lower demand from the signaling and audio sectors of its business.

Gross profit was 32.1 % in the third quarter compared to 36.7% in the same quarter last year. Gross profit reduced by $575,000 from $3,791,000 in the third quarter last year to $3,216,000 in fiscal 2008. Foreign currency fluctuations increased reported gross profit by $210,000 or 6%. Net of the currency impact, gross profit was $785,000 lower than last year. The reduction in gross profit was due to several non-recurring items including start up costs at a subcontractor, component obsolescence in the UK and warranty costs at one customer.

Selling, research and administrative expenses were $2,907,000, a reduction of $102,000, or 3.5% compared to the same period last year. Foreign currency fluctuations increased selling, research and administrative expense by $45,000, or 1.5%, compared with the prior year; excluding the currency impact, operating expense was $147,000, 5%,  lower principally due to reduced administrative and engineering spend. A restructuring charge of $700,000 was incurred in the third quarter relating principally to the closure of the residual manufacturing operation in the UK in the controls business segment. This followed a strategic review of the controls business which identified an opportunity to significantly reduce ongoing manufacturing costs through further reliance on subcontractors to manufacture the Company’s products. The restructuring cost comprised severance costs for 36 employees and associated professional fees in the controls business segment and severance costs for a further 5 employees in the capacitor business segment. The closure of the UK manufacturing facility in the controls business segment is anticipated to immediately remove $2 million of operating costs on an annualized basis. The Company expects to incur an additional $20,000 in costs for the restructuring in the fourth quarter of fiscal 2008. The anticipated savings and expense are subject to a variety of factors such as the cost of employee severance costs and associated costs that may cause actual results to vary from those anticipated.

There was an operating loss for the third quarter of $391,000, compared with an operating income of $782,000 in the same period last year, a reduction of $1,173,000. Foreign currency fluctuations had an overall positive impact of $155,000 in the quarter; excluding the currency impact, operating income for the controller business reduced by $1,205,000, due principally to the restructuring charge and certain non-recurring items which impacted gross profit. The non-recurring items included start up costs at a subcontractor, component obsolescence in the UK and warranty costs at one customer. In the capacitor business segment, there was an operating loss of $82,000 compared with an operating income of $8,000 in the third quarter last year. The reduction in operating income in the capacitor business was due to lower sales volume and changes in sales mix which reduced the gross profit margin from 37.8% in the third quarter of fiscal 2007 to 36.2% in the third quarter of fiscal 2008.

In the third quarter interest expense was $29,000, an increase of $19,000 compared to the prior year. There was a foreign currency loss of $27,000 in the third quarter of fiscal 2008 compared to a loss of $40,000 in the same period last year.

There was a loss before income taxes of $444,000 compared to an income before income taxes of $735,000 in the same period last year, a reduction of $1,179,000. There was a net loss for the quarter after income taxes of $289,000 compared with a net income for the third quarter last year of $483,000, a reduction of $772,000; the loss per share for the quarter was $0.09 compared to an income per share in the third quarter of fiscal 2007 of $0.15.

Nine months ended June 28, 2008

The following table compares the results by segment for the nine months ended June 28, 2008 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Nine months ended		% change due to:
	June 28, 2008	June 30, 2007	Total	Currency	Volume / other
Sales:
Controls - to external customers	$29,273	$27,437	7%	6%	1%
Capacitors - to external customers	1,545	1,504	3%	2%	1%
Capacitors - inter-segment	28	39	-28%	0%	-28%
Capacitors – total	1,573	1,543	2%	2%	0%
Total sales to external customers	30,818	28,941	6%	5%	1%
Gross Profit:
Controls	10,287	10,223	1%	8%	-7%
Capacitors	525	580	9%	2%	-11%
Total	10,812	10,803	0%	7%	-7%
Selling research and administrative expenses and restructuring charge:
Controls	9,022	8,012	13%	4%	9%
Capacitors	699	605	16%	2%	14%
Unallocated corporate expense	262	302	-13%	0%	-13%
Total	9,983	8,919	12%	3%	9%
Operating income:
Controls	1,265	2,211	-43%	21%	-64%
Capacitors	(174)	(25)	596%	13%	583%
Unallocated corporate expense	(262)	(302)	-13%	0%	-13%
Total	829	1,884	-56%	25%	-81%
Other income and expense	(82)	(140)	-41%	-87%	46%
Income before income taxes	747	1,744	-57%	34%	-91%
Income taxes	(262)	(605)	-57%	34%	-91%
Net Income	$485	$1,139	-57%	34%	-91%

Sales in the nine months ended June 28, 2008 were $30,818,000, an increase of $1,877,000, or 6%, compared to the same period last year when sales were $28,941,000. Foreign currency fluctuations accounted for an increase in reported sales of $1,522,000 or 5%; in addition, volumes were also 1% ahead of the same period last year. The increased volumes were mainly due to broadly-based higher levels of demand across most of the Company’s customer base; there were no significant “one-off” or “exceptional” sales revenues in the first nine months of fiscal 2008. Volumes in the controller business were 1% better than in the same period last year, with gains in the Far East and North America partially offset by lower sales volume in Europe. In the capacitor business, sales to external customers also increased by 1% compared to the same period last year; foreign currency fluctuations accounted for a 2%, increase in the reported sales of capacitors.

Revenues in the US controller business increased by $1,629,000, or 15% compared to the first nine months of last fiscal year. This was mainly due to strong demand in the aerial lift market and to the introduction of new products.

Gross profit was $10,812,000, or 35.1%, of sales in this period compared to $10,803,000, or 37.3%, in the comparable period in fiscal 2007. Volume was lower by $756,000, or 7%, offset by favorable foreign currency fluctuations which increased reported gross profit by $765,000, also 7%. In the controller business, gross profit increased marginally by $64,000 from $10,223,000 in fiscal 2007 to $10,287,000 in the third quarter of fiscal 2008; in the capacitor business, gross profit of $525,000 was 9% behind last year.

Selling, research and administrative expenses were $9,283,000, an increase of $364,000, or 4%, compared to the same period last year. Foreign currency fluctuations increased reported selling, research and administrative expenses by $281,000, or 3%. Excluding the impact of the adverse currency fluctuations, selling, research and administrative expenses in the first nine months of fiscal 2008 were $83,000, or 1%, higher than the same period last year, primarily due to higher administrative expense partly offset by lower selling and research and development expense. Total operating expenses included a charge of $700,000 relating to a restructuring program which was incurred in the third fiscal quarter of 2008 (see Note 12).

Operating income for the first nine months of fiscal 2008 was $829,000, a reduction of $1,055,000, or 56%, compared to the same period last year. Foreign currency fluctuations resulted in a $472,000 increase in reported operating income. Excluding the currency impact, operating income for the controller business decreased by $1,421,000, or 64% compared to last year. The main cause of this decrease in operating income in the controller business was the restructuring charge of $700,000 in the third quarter and several non-recurring items which impacted gross margin, also in the third quarter, including start up costs at a subcontractor, component obsolescence in the UK and warranty costs at one customer. In the capacitor business segment there was an operating loss of $174,000 compared to a $25,000 operating loss in the first nine months of fiscal 2007. The increase in the operating loss in the capacitor business was due to lower sales volume and reduced gross profit margins arising from changes in sales mix.

In the first nine months of fiscal 2008, interest expense was $82,000 compared to $17,000 in the same period last year. There was a foreign currency loss of $7,000 in fiscal 2008 compared to a loss of $130,000 in the same period last year; the reduction in the foreign currency loss mainly due to the strength of the Euro compared to the British Pound and US Dollar in fiscal 2008 compared with the first nine months of fiscal 2007.

Income before income taxes was $747,000 compared to $1,744,000 in the same period last year, a reduction of $997,000, or 57%. Income taxes were 35% of pre-tax income, in line with the same period last year. Net income for the first nine months of fiscal 2008 was $485,000, a reduction of $654,000, or 57%, compared to the same period last year. Basic and fully diluted income per share decreased by $0.21 per share to $0.15 per share compared to $0.36 per share in the first nine months of fiscal 2007.

Financial Condition

The Company has, since January 1990, maintained a program of regular cash dividends. The dividend for the third quarter of fiscal 2008 was paid on July 17, 2008, and amounted to $98,000. Cash balances at the end of the third quarter of 2008 were $1,250,000, compared to $1,014,000 on September 30, 2007, an increase in cash of $236,000 in the first nine months of fiscal 2008.

In the first nine months of fiscal 2008, net income was $485,000, and operating activities generated $1,317,000 of cash. Receivables decreased by $572,000 to $8,142,000. The number of days sales in receivables reduced in the first nine months of fiscal 2008 from 70 days at September 30, 2007 to 67 days at June 28, 2008. Inventories and prepaid expense and other current assets remained relatively constant at $5,420,000 and $978,000 respectively at June 30, 2008 compared with $5,422,000 and $916,000 respectively at September 30, 2007. Accrued income taxes decreased by $530,000, due to the payment of foreign income taxes. Dividends paid in the first nine months of fiscal 2008 amounted to $293,000. Capital expenditures in the first nine months were $678,000. Exchange rate changes decreased reported cash by $130,000 in the first nine months of fiscal 2008.

The Company has no long-term debt but has overdraft facilities in the UK of approximately $2 million and of $200,000 in France. At the end of the third quarter of fiscal 2008, the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by all of the Company’s assets in the UK and the French overdraft facilities are unsecured.

Tech/Ops Sevcon Inc's capital resources, in the opinion of management, are adequate for projected operations and capital spending programs. Capital spending programs are not expected to be significantly higher than depreciation over the next twelve months and projected volume growth is not expected to require significant additional cash resources.

Item 3    Quantitative and Qualitative Disclosures about Market Risk.

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 6 to the Company’s Consolidated Financial Statements included under Item 8 of the Company’s 2007 10-K and other risks are described under the caption Risk Factors in Part II, Item 1A below.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of fiscal 2008, approximately 40% of the Company’s sales were made in US Dollars, 24% were made in British Pounds and 36% were made in Euros. Over 70% of the Company’s cost of sales was incurred in British Pounds. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British pounds and Euros which are exposed to exchange fluctuations.

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

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of June 28, 2008. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates.

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2008	FY2009	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	2,108	-	2,108	2,108
Accounts receivable in Euros	3,764	-	3,764	3,764
Accounts payable in British Pounds	4,852	-	4,852	4,852
Accounts payable in Euros	346	-	346	346
Anticipated Transactions and related derivatives
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	2,044	7	2,051	2,051
In Euros	854	74	928	928
Forward exchange agreements
Sell US Dollars for British Pounds	450	-	450	450
Sell Euros for British Pounds	1,383	-	1,383	1,383
Average contractual exchange rate
US Dollars = British Pound	1.95	-	1.95	-
Euro = British Pound	1.36	-	1.36	-
Amount recorded as other comprehensive loss	$76	$-	$76	$76

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at June 28, 2008, the risk arising from changes in interest rates was not material.

Item 4    Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of June 28, 2008, these disclosure controls and procedures were effective.

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

In the controller business, the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

TECH/OPS SEVCON, INC

Date: August 5, 2008	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

(3)(b)	By-laws of the registrant (incorporated by reference to Exhibit (3) (b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.