Form 10-K
period 2008-09-30
TECH OPS SEVCON INC
filed 2008-12-29
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
                                                    (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008 or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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
(Address of Principal Executive Offices)                                                                (Zip Code)

Registrant's Area Code and Telephone Number (508) 281 5510

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
COMMON STOCK, PAR VALUE $.10 PER SHARE	NASDAQ CAPITAL MARKET

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐                                                       No ☒

As of March 29, 2008, 3,271,322 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the American Stock Exchange) held by non-affiliates was $16,980,000. As of December 12, 2008, 3,276,322 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 27, 2009 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

INDEX

PART I

ITEM 1 BUSINESS

• General Description

Tech/Ops Sevcon, Inc. (“Tech/Ops Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs, manufactures, sells, and services, under the Sevcon name, solid-state products which control motor speed and acceleration for battery powered electric vehicles in a number of applications, primarily electric fork lift trucks, aerial lifts and underground coal-mining equipment. Over the past two years, the Company has outsourced the manufacturing of most of its controllers to independent subcontractors in Poland and the U.S.; the U.S. subcontractor has plants in Mexico and China in which the Company’s product is manufactured. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metalized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 95% of the Company’s revenues in 2008 were derived from the controls business, with the remainder derived from the capacitor business. The largest customer accounted for 13% of sales in fiscal 2008 compared to 14% in fiscal 2006.

In fiscal 2008, sales totaled $39,219,000 and were flat compared to the previous year. Foreign currency fluctuations accounted for an increase of $1,420,000, or 4%, in reported sales. Excluding the foreign currency impact, sales volume decreased by 4% compared to fiscal 2007. Operating income in fiscal 2008 was $1,174,000, compared to $2,063,000 in the previous year, a decrease of 43%. Net income was $804,000, or $.25 per diluted share, compared to $1,303,000, or $.41 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2008 performance.

• Marketing and sales

Sales are made primarily through a small full-time marketing staff. Sales in the United States were $15,953,000 and $14,832,000, in fiscal years 2008 and 2007, respectively, which accounted for approximately 41% and 38%, respectively, of total sales. Approximately 46% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. Approximately 91% of the Company’s sales are direct to end customers, with 9% made to the Company’s international dealer network. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors on page 4 regarding sales and operations outside the United States, which are incorporated by reference herein.

• Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

• Backlog

Tech/Ops Sevcon's backlog at September 30, 2008 was $5,349,000 and $5,566,000 at September 30, 2007.

• Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials. However, the Company relies principally on two main suppliers for all of its requirements for certain components, sub-assemblies, and finished products; Fideltronik in Poland and Keytronic in the U.S. In respect of Keytronic, the Company’s components are manufactured at two separate plants, in Mexico and China. The Company is taking steps to reduce its reliance on any single subcontractor and, as a consequence, to diversify its risk.

• Competition

The Company has global competitors which are divisions of larger public companies, including Danaher’s Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in U.S., Italy and Slovenia, respectively that have international operations. In addition, some large fork lift truck manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for battery operated vehicles.

INDEX

• Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditures amounted to $3,802,000 in 2008, compared to $3,790,000 in 2007. The increase in reported research and development expense of $12,000, or 0.3%, in fiscal 2008 was due to the effect of adverse exchange rate changes which were not offset by a 1% decrease in spending.

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

• Employees and labor relations

As of September 30, 2008, the Company employed 122 full-time employees, of whom 16 were in the United States, 94 were in the United Kingdom (of which 28 were employed by the capacitor business), 7 were in France, and 5 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 10, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They are currently experiencing a decline in demand. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Economic growth in the United States slowed in 2008 and macroeconomic conditions deteriorated worldwide in the second half of calendar 2008. If economic growth continues to slow, customers may continue to delay, reduce or forego purchases. This could result in further reductions in sales of our products, longer sales cycles and increased price competition. Additionally, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Our customers may also decide to purchase alternative products. Any of these events would likely harm our business, results of operations and financial condition such that our business may not operate profitably.

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 46% of the Company’s revenues in fiscal 2008 and the largest customer accounted for 13% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

Damage to the Company’s or sub-contractor’s buildings would hurt results

In the controller business the majority of finished product is produced in three separate plants in Poland, Mexico and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

INDEX

Product liability claims may have a material adverse effect

The Company’s products are technically complex and are installed and used by third parties. Defects in their design, installation, use or manufacturing may result in product liability claims against the Company. Such claims may result in significant damage awards, and the cost of any such litigation could be material.

ITEM 2 PROPERTIES

The US subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom (UK) electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space, respectively. The land on which these buildings stand is held on ground leases expiring in 2068 and 2121, respectively. The UK subsidiary sub-lets approximately 11,000 square feet of unused space in one of its buildings for a five-year term expiring in 2011. The French subsidiary leases 5,000 square feet of space near Paris, France under a lease expiring in December 2009. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The South Korean subsidiary of the Company leases approximately 600 square feet of office space in Bucheon City, near Seoul, under a lease due to expire in 2009. The Japanese subsidiary leases approximately 600 square feet of office space in Tokyo, Japan under a lease due to expire in 2009. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 1, 2008, the Company moved its listing from the American Stock Exchange to the NASDAQ Capital Market. The Company’s Common Stock trades under the symbol TO. A summary of the market prices of, and dividends paid on, the Company’s Common Stock is shown below. At December 12, 2008, there were approximately 201 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2008 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share -High - Low	$9.07 6.30	$8.43 5.75	$8.55 6.30	$6.75 4.00	$9.07 4.00
2007 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share -High -Low	$7.85 6.61	$7.94 6.40	$11.25 6.88	$11.93 7.80	$11.93 6.40

While the Company has paid regular quarterly dividends in the past, due to the uncertain economic outlook, the Board of Directors has suspended the payment of dividends for the first quarter of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis.

INDEX

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks discussed in Item 1A to this Annual Report, entitled ‘Risk Factors’, and others discussed in this report.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 160 on its financial position and results of operations.

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Annual Report. While these significant accounting policies impact the Company’s financial condition and results of operations, certain of these policies require management to use a significant degree of judgment and/or make estimates, consistently with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgments and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management’s estimates and judgments.

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 46% of the Company’s sales. At September 30, 2008, the allowance for bad debts amounted to $86,000, which represented 1.2% of receivables.

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

INDEX

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2008 was $582,000, or 10% of the original cost of gross inventory. At September 30, 2007, the reserve was $860,000, or 14% of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

The Company carries out an annual assessment to determine if the goodwill relating to the controls business amounting to $1,435,000 has been impaired, in accordance with the requirements of Financial Accounting Standards Board Statement No.142 “Goodwill and Other Intangible Assets” (SFAS No. 142). In fiscal 2004 the Company retained an investment banking firm specializing in valuations to assist the Company in performing this impairment assessment. The assessment was based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded that the goodwill had not been impaired. Management updated the analysis in 2008, 2007, 2006 and 2005 using similar methodologies and again concluded that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense or liabilities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. The company adopted Financial Accounting Standards Board Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) in September 2006. At September 30, 2008 there was a pension liability in the Company’s balance sheet of $378,000. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2008, pension plan assets were $18,162,000, plan liabilities were $18,540,000, and the total assets of the Company were $19,755,000. Under SFAS No. 158, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position.

INDEX

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2008 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$450	119%
Inflation rate	0.1%	300	79%
Salary Increase	0.5%	775	205%
Mortality rate	1 year	375	99%

• A) Results of Operations

2008 compared to 2007

The following table compares results, for both the controls and capacitor segments, for fiscal 2008 with the prior year, showing separately the percentage variances due to currency and volume / other.

			(in thousands of dollars except percentages)
				% change due to:
	2008	2007	Total	Currency	Volume / other
Sales
Controls - to external customers	$37,280	$37,009	1%	4%	-3%
Capacitors- to external customers	1,939	2,204	-12%	0%	-12%
Capacitors - inter-segment	45	52	-13%	-1%	-12%
Capacitors – total	1,984	2,256	-12%	0%	-12%
Total sales to external customers	39,219	39,213	0%	4%	-4%
Gross Profit
Controls	13,074	13,479	3%	4%	-7%
Capacitors	700	869	-19%	-1%	-18%
Total	13,774	14,348	4%	4%	-8%
Selling research and administrative expenses and restructuring charge
Controls	10,556	10,810	-2%	1%	-3%
Capacitors	884	1,158	-24%	-1%	-23%
Restructuring charge	700	-	100%	0%	100%
Unallocated corporate expense	460	317	45%	0%	45%
Total	12,600	12,285	3%	2%	1%
Operating income
Controls	1,818	2,669	-32%	14%	-46%
Capacitors	(184)	(289)	36%	0%	36%
Unallocated corporate expense	(460)	(317)	45%	0%	45%
Total	1,174	2,063	-43%	18%	-61%
Other income and expense	63	(75)	184%	270%	-86%
Income before income taxes	1,237	1,988	-38%	29%	-67%
Income taxes	(433)	(685)	-37%	29%	-66%
Net Income	$804	$1,303	-38%	28%	-66%

In fiscal 2008 sales revenues were flat compared to fiscal 2007 at $39,219,000. In fiscal 2008 approximately 59% of the Company’s sales were made outside the United States. As the majority of foreign sales were denominated in currencies other than the US Dollar, principally the Euro and the British Pound, they were subject to fluctuation when translated into US Dollars. In Fiscal 2008 the average dollar exchange rate strengthened compared to the British Pound by 1% although it weakened by 13% compared to the Euro. As a result, foreign currency sales denominated in British Pounds translated into fewer dollars and foreign sales denominated in Euros translated into more dollars; the overall impact to fiscal 2008 was that reported sales increased by $1,420,000, or 4%. Sales volume, net of foreign currency fluctuations, was 4% lower than the previous year, with the decrease due to lower volumes shipped in Europe and Asia.

In the controls business segment revenues were 1% higher than in fiscal 2007, reflecting a 4% increase due to foreign currency fluctuations and a reduction of 3% in volumes shipped. In the United States controller business, sales were $15,953,000 compared to $14,832,000 in 2007, an increase of 8%. Slightly lower volumes shipped in the United States in the fork lift truck and airport ground support markets were more than offset by higher volumes shipped to the aerial lift, mining and other electric vehicle markets. In the controller businesses, foreign sales decreased by 4% compared to last year, reflecting a 10% decrease in volumes shipped and a 6% increase due to foreign currency fluctuations. Volumes shipped in Europe and the Far East decreased largely due to lower demand in the European and Japanese aerial lift markets.

INDEX

In the capacitor business segment, revenues decreased by $265,000, or 12%, which was almost entirely due to lower volumes shipped. This volume decrease was mainly due to lower demand in the signaling market.

Management anticipates that worsening worldwide economic conditions will continue to affect results, both by reducing orders and by affecting customers’ ability to pay. In particular, management currently anticipates that European and Far East results will continue to suffer for the foreseeable future.

Cost of sales was $25,445,000 compared to $24,865,000 in fiscal 2007, an increase of $580,000, or 2%. This increase was caused by adverse currency fluctuations and higher warranty costs which were partially offset by lower cost of sales due to lower volumes shipped as compared to the prior year. Largely as a result of the weaker US Dollar compared with the Euro, foreign currency fluctuations caused material price increases for products manufactured by one of our subcontractors which increased cost of sales by $882,000, or 4% and warranty costs of $300,000 were incurred in fiscal 2008 to settle two separate and isolated issues during the year. A reduction in cost of sales of $602,000 was mainly due to the $1,414,000, or 4%, reduction in volumes shipped in 2008 compared to the prior year.

Gross profit was $13,774,000, or 35.1% of sales, compared to $14,348,000, or 36.6% of sales, in fiscal 2007. Foreign currency fluctuations had a favorable impact on gross profit of $88,000, but the currency impact on sales and cost of sales decreased the gross profit percentage by 0.2%. Excluding the foreign currency impact, there was a year-to-year decrease in the gross profit percentage of 1.3% of sales. In the controls segment, gross profit of $13,074,000 was 3% behind last year; this compared to a decrease in volumes shipped of 4.0%. In the capacitor segment gross profit was $700,000, a reduction of $169,000, or 19%, compared to fiscal 2007. Capacitor business gross profit was 35.3% of sales in fiscal 2008 compared to 38.5% of sales in fiscal 2007. The decline in the capacitor business gross profit percentage was mainly due to a decrease in sales to higher margin customers, offset by some sales growth at lower than average margins. The table below analyses the year-to-year change in sales, cost of sales and gross profit.

		(in thousands of dollars except percentages)
	Sales	Cost of sales	Gross Profit	Gross Profit %
Actual Fiscal 2007	$39,213	$24,865	$14,348	36.6%
Change in fiscal 2008 due to:
Foreign Currency fluctuations	1,420	960	460	(0.2%)
Decreased volume, assuming 2007 gross profit percentage	(1,414)	(896)	(518)
Other cost of sales changes, net	-	516	(516)	(1.3%)
Actual Fiscal 2008	$39,219	$25,445	$13,774	35.1%

Selling, research and administrative expenses before the restructuring charge (operating expenses) were $11,900,000, a decrease of $385,000, or 3%, compared to fiscal 2007. Adverse foreign currency fluctuations increased reported operating expenses by $170,000, or 1%. In fiscal 2008, expenditure on new product engineering and selling expenses were reduced by $23,000 and $198,000, respectively, before the impact of currency fluctuations. Administrative expenses, including corporate expense, increased by $54,000 before the impact of currency fluctuations. Included in administrative expense in 2007 in the capacitor business segment was a charge of $297,000 for management changes and in addition in 2007 there was a charge of $91,000 in respect of the retirement of the general manager of the controls business in France. An analysis of the year-to-year change in selling, research and administrative expenses is set out below:

Selling, research and administrative expenses	(in thousands of dollars)
Reported expense in fiscal 2008	$11,900
Reported expense in fiscal 2007	12,285
Decrease in expense	(385)
Increase (decrease) due to:
Effect of exchange rate changes	170
Lower research and sales and marketing expense, net of currency effect	(221)
Increase in administrative expense, net of currency effect	54
Management changes in the capacitor business and controls business in fiscal 2007	(388)
Total decrease in selling research and administrative expenses in fiscal 2008	$(385)

The Company incurred a restructuring charge of $700,000 in 2008 associated with the closure of the residual manufacturing operations in the UK controls business and a reduction in staff in the capacitor business segment. The restructuring charge, taken in the third quarter of fiscal 2008, comprised employee severance costs and associated professional fees relating to this program. These actions followed a review of the controls business segment which identified an opportunity to significantly reduce ongoing manufacturing costs through further reliance on subcontractors to manufacture the Company’s products. The program, which was completed in June 2008, resulted in the termination of 36 employees in the controls business and 5 employees in the capacitor business.

Operating income was $1,174,000 compared to $2,063,000 in fiscal 2007, a decrease of $889,000, or 43%. Foreign currency fluctuations increased reported operating income by $367,000 in fiscal 2008. Excluding the currency effect, operating income decreased by $1,256,000, or 60% compared to fiscal 2007, mainly due to the restructuring charge, warranty costs and lower volumes shipped. In the controller business, and excluding the favorable currency impact of $367,000, operating income was $1,218,000, or 46% lower than the prior year. The capacitor business incurred an operating loss of $184,000 in fiscal 2008 compared to an operating loss of $289,000 in fiscal 2007 when there was a charge of $297,000 for management changes in the year. The operating loss in fiscal 2008 in the capacitor business was due to a reduction in volumes shipped to high margin customers.

INDEX

Other income and expense was a net income of $63,000 in fiscal 2008 compared to an expense of $75,000 in the previous year. Interest expense was higher by $63,000 at $108,000 and interest income in 2008 was $8,000 compared to $10,000 in fiscal 2007. The net interest expense of $100,000 in fiscal 2008 was offset by a foreign currency exchange gain of $163,000, compared to a foreign currency exchange loss of $40,000 in 2007.

Income before income taxes was $1,237,000 compared to $1,988,000 in 2007, a decrease of $751,000, or 38%. Foreign currency fluctuations increased pretax income by $570,000 in fiscal 2008. Pre-tax income, before the effect of currency fluctuations, was $1,321,000, or 66% lower than the prior year. Income taxes were 35% of pre-tax income compared to 34.5% in fiscal 2007. The higher tax rate was mainly due to permanent timing differences arising from the tax treatment of inter-group dividends received in the US.

Net income was $804,000, a reduction of $499,000, or 38%, compared to $1,303,000 last year. Basic income per share was $.25 per share in 2008 compared to $.41 in fiscal 2007, a decrease of 39%. Diluted income per share was $.25 per share in fiscal 2008, a decrease of $.16 per share compared to last year.

• B) Liquidity and Capital Resources

The Company’s cash flow from operating activities for fiscal 2008 was $2,333,000 compared to $849,000 in the prior fiscal year. Acquisitions of property, plant and equipment amounted to $931,000 compared to $909,000 in fiscal 2007. Quarterly dividend payments were at the rate of $.03 per share throughout both fiscal 2008 and 2007. In fiscal 2008 dividend payments amounted to $391,000 compared to $386,000 in 2007. Exchange rate changes decreased cash by $440,000 in fiscal 2008 compared to an increase of $164,000 last year. As a result, in fiscal 2008, reported cash balances increased by $616,000, compared to a decrease of $276,000 in 2007. The main changes in operating assets and liabilities in fiscal 2008 were a decrease in accounts receivable of $1,459,000 and higher accounts payable of $778,000 due to improvements in working capital management during the year. Inventories decreased by $26,000, accrued expenses decreased by $742,000, principally due to lower accrued bonus provisions at September 30, 2008 compared to the prior year, and prepaid expenses and other current assets were $75,000 lower than last year.

The Company has no short-term or long-term debt and has overdraft facilities in the United Kingdom (UK) amounting to $1,961,000 and in France of $141,000. These facilities were unused at September 30, 2008 and September 30, 2007. The overdraft facility of the UK capacitor subsidiary company is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the UK controls business is secured by a legal charge over a facility owned by that company which is partly occupied by it and partly sub-let. Both facilities are due for renewal in November 2009 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2009 but, in line with normal practice in Europe, can be withdrawn on demand by the bank.

At September 30, 2008 the Company’s cash balances were $1,630,000. The Company has, since January 1990, maintained a program of regular cash dividends, but, due to the uncertain economic outlook, the Board of Directors has suspended the payment of dividends for the first quarter of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis. In the opinion of management, the Company’s requirements for working capital to meet future business needs can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. The Company’s capital expenditures are not expected, on average over a two to three year period, to significantly exceed the depreciation charge, which over the last three fiscal years averaged $694,000. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of $644,000 in fiscal 2009; should the Company suffer a material reduction in revenues in 2009 this commitment could adversely impact the Company’s financial position. There were no significant capital expenditure commitments at September 30, 2008. Tech/Ops Sevcon's resources, in the opinion of management, are adequate for projected operations and capital spending programs. However, the outlook is uncertain, given the worldwide economic deterioration. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In fiscal 2008 approximately 41% of the Company’s sales were made in US Dollars, 25% were made in British Pounds and 34% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and US dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is subject to fluctuations in foreign currency exchange rates.

INDEX

Where appropriate, the Company previously engaged in hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company changed its policy during fiscal 2008 and ceased using such hedges. The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2008.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2008. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements.

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2009	FY2010	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	1,182	-	1,182	1,182
Accounts receivable in Euros	2,108	-	2,108	2,108
Accounts payable in British Pounds	509	-	509	509
Accounts payable in Euros	1,838	-	1,838	1,838
Anticipated Transactions
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	1,431	-	1,431	1,431
In Euros	1,157	-	1,157	1,157

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2008 the risk arising from changes in interest rates was not material.

INDEX

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2008 and 2007
(in thousands of dollars)
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$1,630	$1,014
Receivables, net of allowances for doubtful accounts of $86 in 2008 and $180 in 2007	7,087	8,714
Inventories	4,970	5,422
Prepaid expenses and other current assets	862	916
Total current assets	14,549	16,066
Property, plant and equipment, at cost:
Land and improvements	25	29
Buildings and improvements	2,166	2,462
Equipment	9,409	9,774
	11,600	12,265
Less: accumulated depreciation and amortization	8,053	8,497
Net property, plant and equipment	3,547	3,768
Long-term deferred tax asset	202	657
Goodwill	1,435	1,435
Other long-term assets	22	-
Total assets	$19,755	$21,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,713	$3,398
Dividend payable	98	97
Accrued expenses	2,410	3,162
Accrued taxes on income	56	530
Total current liabilities	6,277	7,187
Liability for pension benefits	378	2,244
Other long term liabilities	54	61
Total liabilities	6,709	9,492
Commitments and contingencies (note 5)
Stockholders’ equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding
3,276,322 shares in 2008 and 3,238,702 shares in 2007	328	324
Premium paid in on common stock	4,881	4,623
Retained earnings	8,364	7,961
Accumulated other comprehensive loss	(527)	(474)
Total stockholders’ equity	13,046	12,434
Total liabilities and stockholders’ equity	$19,755	$21,926

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2008 and 2007
 (in thousands of dollars except per share data)
	2008	2007
Net sales	$39,219	$39,213
Cost of sales	25,445	24,865
Gross profit	13,774	14,348
Selling, research and administrative expenses	11,900	12,285
Restructuring charge	700	-
Operating income	1,174	2,063
Interest expense	(108)	(45)
Interest income	8	10
Foreign currency gain (loss)	163	(40)
Income before income taxes	1,237	1,988
Income taxes	(433)	(685)
Net income	$804	$1,303
Basic income per share	$.25	$.41
Diluted income per share	$.25	$.41

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2008 and 2007
 (in thousands of dollars)
	2008	2007
Net income	$804	$1,303
Foreign currency translation adjustment	(1,001)	732
Changes in fair market value of cash flow hedges	(3)	3
Pension liability adjustment, net of tax	951	507
Comprehensive income	$751	$2,545

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2008 and 2007
(in thousands of dollars except per share data)
	Common stock	Premium paid in on common stock	Retained earnings	Unearned compensation on restricted stock	Cumulative other comprehensive income (loss)	Total stockholders’ equity
Balance September 30, 2006	321	4,309	7,123	-	(1,716)	10,037
Net income	-	-	1,303	-	-	1,303
Dividends ($.12 per share)	-	-	(387)	-	-	(387)
Currency translation adjustment	-	-	-	-	732	732
Change in fair market value of cash flow hedge	-	-	-	-	3	3
Issuance of restricted stock	2	(2)	-	-	-	-
Exercise of stock options	2	94	-	-	-	96
Purchase and retirement of common stock in connection with stock option exercise	(1)	(11)	(78)	-	-	(90)
Tax benefit on exercise of stock options	-	40	-	-	-	40
Equity compensation expense		193				193
Pension liability adjustment, net of taxcharge of $239	-	-	-	-	507	507
Balance September 30, 2007	$324	$4,623	$7,961	$-	$(474)	$12,434
Net income			804			804
Dividends ($.12 per share)			(392)			(392)
Currency translation adjustment					(1,001)	(1,001)
Change in fair market value of cash flow hedge					(3)	(3)
Issuance of restricted stock	3	(3)				-
Exercise of stock options	1	53				54
Purchase and retirement of common stock in connection with stock option exercise			(9)			(9)
Equity compensation expense		208				208
Pension liability adjustment, net of taxcharge of $437					951	951
Balance September 30, 2008	$328	$4,881	$8,364	$-	$(527)	$13,046

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2008 and 2007
(in thousands of dollars)
	2008	2007
Cash flow from operating activities:
Net income	$804	$1,303
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	685	739
Stock-based compensation	208	193
Pension contributions in excess of pension expenses	(367)	(45)
Deferred tax (benefit) provision	(6)	61
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	1,459	(2,058)
Inventories	26	(372)
Prepaid expenses and other current assets	(75)	(45)
Accounts payable	778	815
Accrued expenses	(742)	259
Accrued taxes on income	(437)	(1)
Net cash generated from operating activities	2,333	849
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(931)	(909)
Net cash used by investing activities	(931)	(909)
Cash flow used by financing activities:
Dividends paid	(392)	(386)
Exercise of stock options	45	6
Net cash used by financing activities	(347)	(380)
Effect of exchange rate changes on cash	(439)	164
Net increase (decrease) in cash	616	(276)
Beginning balance - cash and cash equivalents	1,014	1,290
Ending balance - cash and cash equivalents	$1,630	$1,014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$832	$677
Cash paid for interest	$108	$45
Supplemental disclosure of non-cash financing activity:
Dividend declared	$98	$97

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tech/Ops Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SAS, Sevcon Asia Limited and Sevcon Japan KK. All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company’s only post shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:

(in thousands of dollars)
	2008	2007
Warranty reserves at beginning of year	$458	$364
Decrease in beginning balance for warranty obligations settled during the year	(178)	(308)
Other changes to pre-existing warranties	-	16
Net increase in warranty reserves for products sold during the year	82	386
Warranty reserves at end of year	$362	$458

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,802,000 in 2008 and $3,790,000 in 2007. This expense is included in selling, research and administrative expense in the accompanying consolidated income statements. Research and development expense was 9.7% of sales in both 2007 and 2008.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” and replaced by SFAS No.123R “Share-Based Payment”, defined a fair value based method of accounting for employee stock options or similar equity instruments and encouraged all entities to adopt that method of accounting. However, it also allowed an entity to continue to measure compensation costs using the method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees”, until SFAS No. 123R became effective in fiscal 2006. Prior to fiscal 2006, the Company accounted for its stock-based compensation plans under APB No. 25, under which no compensation cost was recognized.

The application of SFAS No. 123R reduced net income in fiscal 2008 by $25,000 and in fiscal 2007 by $33,000 ($.01 per basic and diluted share in each year). The adoption of this statement had no effect on the statement of cash flows for fiscal 2008 and fiscal 2007. The restricted stock expense was $183,000 in fiscal 2008 and $160,000 in fiscal 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in fiscal 2008 or 2007 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility. When options are exercised the Company normally issues new shares.

F. Income taxes

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. See Note 4.

INDEX

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and manufacturing overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2008 was $582,000, or 10% of the original cost of gross inventory. At September 30, 2007 the reserve was $860,000, or 14% of gross inventory. Inventories were comprised of:
(in thousands of dollars)
	2008	2007
Raw materials	$930	$2,517
Work-in-process	96	134
Finished goods	3944	2,771
	$4,970	$5,422

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of accumulated other comprehensive loss in stockholders' equity in the consolidated balance sheet. Foreign currency transaction gains and losses are shown in the consolidated statement of income.

J. Derivative instruments and hedging

The Company has accounted for derivative instruments and hedging under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company sells to customers throughout the industrialized world. In the controller business the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 41% of the Company’s sales are made in US Dollars, 25% are made in British Pounds and 34% are made in Euros. Approximately 71% of the Company’s cost of sales is incurred in British Pounds and 13% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of US Dollar, the British Pound and the Euro.

The Company previously used forward foreign exchange contracts to hedge the operational (“cash-flow” hedges) exposures resulting from changes in foreign currency exchange rates described above. The Company changed its policy during fiscal 2008 and ceased using such hedges. At September 30, 2008, the Company had not hedged any of its foreign currency exposures. The Company does not hold or transact in financial instruments for purposes other than risk management.

Under hedge accounting, the Company recorded its foreign currency exchange contracts at fair value in its consolidated balance sheet as other current assets and a portion of the related gains or losses on these hedge contracts related to anticipated transactions are deferred as a component of accumulated other comprehensive loss. These deferred gains and losses were recognized in income in the period in which the underlying anticipated transaction occurred.

INDEX

The following table provides information about the Company’s foreign currency derivative financial instruments outstanding as of September 30, 2008 and 2007. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts:
(in thousands of dollars, except average contract rates)

		2008		2007
	Notional Amount	Average Contract Rate	Notional Amount	Average Contract Rate
Sell Euros for British Pounds Sell US Dollars for British Pounds	$ - $ -	N/A N/A	$2,942 $2,700	€1.45 = £1 $1.99 = £1
Total	$ -		$5,642
Estimated fair value *	$ -		$ 43
Amount recorded as other comprehensive income	$ -		$ 3

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

L. Earnings per share

Basic and diluted net income per common share for the two years ended September 30, 2008 are calculated as follows:

 (in thousands except per share data)
	2008	2007
Net income	$804	$1,303
Weighted average shares outstanding	3,210	3,167
Basic income per share	$.25	$.41
Common stock equivalents	29	47
Average common and common equivalent shares outstanding	3,239	3,214
Diluted income per share	$.25	$.41

For the years ended 2008 and 2007, approximately 63,500 and 80,000 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2008, approximates fair value due to the short-term nature of these instruments.

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

INDEX

P. New Accounting Pronouncements

In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48, and in subsequent periods. Adoption of FIN 48 did not have a material effect on the Company’s financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. This FSP defers the effective date in FASB Statement No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not expect that the adoption of FAS 157-2 will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial statements.

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

The company issued 27,000 shares of restricted common stock to employees and directors in fiscal 2008 and a further 14,000 shares of restricted common stock in fiscal 2007.

INDEX

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 104,500 shares reserved and available for grant at September 30, 2008. No options were granted in fiscal 2008 or 2007. In fiscal 2008 options for 12,000 shares were exercised by four employees. In fiscal 2007 four employees exercised options for 22,000 shares.

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

Option transactions under the plans for the three years ended September 30, 2008 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2005	182,000	$9.26
Exercised in 2006	(2,000)	$4.37
Cancelled in 2006	(8,000)	$8.46
Outstanding at September 30, 2006	172,000	$9.35	3 years	$175,000
Exercised in 2007	(22,000)	$4.37
Cancelled in 2007	(21,000)	$13.84
Outstanding at September 30, 2007	129,000	$9.47	2 years	$204,000
Exercised in 2008	(12,000)	$4.63
Cancelled in 2008	(53,500)	$13.66
Outstanding at September 30, 2008	63,500	$7.03	3 years	$-
Exercisable at September 30, 2008	44,600	$7.29	3 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $4.30 market price of the Company’s common stock at September 30, 2008. As the option price of all shares under option is higher than the $4.30 market price of the Company’s common stock at September 30, 2008, the aggregate intrinsic value of all outstanding share options is nil. Options for 12,000 shares were exercised by four employees in fiscal 2008. The total intrinsic value of options exercised in 2008 was $39,000 and the proceeds received on the exercise of these options were $54,000. In connection with the exercise of options in fiscal 2008 the company repurchased 1,380 shares at market for a total cost of $9,000. In fiscal 2007 options for 22,000 shares were exercised with a total intrinsic value of $137,000 and the proceeds received on the exercise of these options were $96,000. At September 30, 2008 there was $34,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of two years.

Details of options outstanding at September 30, 2008 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$ 4.37 - $ 6.56	36,000	5 years
$ 6.57 - $ 9.85	10,000	3 years
$ 9.86 - $14.79	17,500	1 year
	63,500	3 years

In December 2007, the Company granted 15,000 shares of restricted stock to one employee that vest in five equal annual installments. The estimated fair value of the stock on the date of grant was $117,000 based on the fair market value of the stock on the date of issue. Unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for this employee restricted stock grant in 2008 was $18,000, and the remaining $99,000 will be charged to income over the remaining period during which the forfeiture conditions lapse.

In January 2008, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2009 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $79,000 based on the fair market value of the stock on date of issue. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in fiscal 2008 was $53,000 and the remaining $26,000 will be charged to income in fiscal 2009.

INDEX

In fiscal 2007 the Company granted 2,000 shares of restricted stock to a new employee which had an eight-month vesting period and 12,000 shares of restricted stock to six non-employee directors which vested on the day before the 2008 annual meeting.

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

Restricted stock transactions under the plans for the two years ended September 30, 2008 were as follows:
 (in thousands of shares)
	2008	2007
Beginning Balance – Non-vested	55	65
Granted to employee – 5 year vesting	15	-
Granted to employees – 8 month vesting	-	2
Granted to non-employee directors – 1 year vesting	12	12
Vested	(28)	(24)
Forfeited	-	-
Ending Balance – Non-vested	54	55
Weighted-average fair value for shares granted during the year	$7.27	$7.77
Weighted-average fair value for shares vested during the year	$6.76	$5.72
Weighted-average fair value for ending balance - non-vested	$6.47	$6.22

As of September 30, 2008, there was $219,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

The stock-based compensation expense in the last two fiscal years was as follows:
 (in thousands of dollars)
	2008	2007
Stock option expense under SFAS No. 123R	$25	$33
Restricted stock grants:
Employees	$100	$84
Non-employee directors	$83	$76
Total stock based compensation expense	$208	$193

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:
 (in thousands of dollars)
	2008	2007
Domestic	$(411)	$(53)
Foreign	1,648	2,041
	$1,237	$1,988

The components of the provision / (benefit) for income taxes for the years ended September 30, 2008 and 2007 are as follows:
                                                                                                                                                     ((in thousands of dollars)
	2008
	Current	Deferred
Federal	$-	$(57)
State	-	(37)
Foreign	460	67
	$460	$(27)
	2007
	Current	Deferred
Federal	$60	$(45)
State	1	(16)
Foreign	660	25
	$721	$(36)

INDEX

The provision for income taxes in each period differs from that which would be computed by applying the statutory US Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:
 (in thousands of dollars)
	2008	2007
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$420	$676
Increases (decreases) resulting from:
Foreign tax rate differentials	(37)	(64)
State taxes net of federal tax benefit	(24)	7
Change in deferred tax valuation allowance	(66)	(18)
Foreign dividends, net of foreign tax credit	66	118
Other	74	(34)
Income tax provision in the Consolidated Statement of Income	$433	$685

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2008 and 2007 are as follows:
 (in thousands of dollars)
		2008
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals (prepaid)	$76	$132	$-	$14
Inventory basis differences	77	-	-	-
Warranty reserves	32	-	-	-
Foreign tax credit carry forwards	-	130	-	-
Accrued compensation expense	59	-	-	32
Net operating losses	154	-	-	-
Other (net)	145	-	44	-
	543	262	44	46
Liabilities:
Property basis differences		35	4	(36)
Net asset (liability)	543	297	48	10
Valuation allowance	-	(105)	-	-
Net deferred tax asset (liability)	$543	$192	$48	$10

		2007
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals (prepaid)	$78	$160	$-	$514
Inventory basis differences	61	-	62	-
Warranty reserves	48	-	-	-
Foreign tax credit carry forwards	224	-	-	-
Accrued compensation expense	209	-	62	-
Other (net)	12	-	-	-
	632	160	124	514
Liabilities:
Property basis differences	-	-	-	(17)
Net asset (liability)	632	160	124	497
Valuation allowance	(171)	-	-	-
Net deferred tax asset (liability)	$461	$160	$124	$497

The Company has generated domestic federal and state net operating losses of $353,000 which will expire in fiscal year 2028 and fiscal year 2013, respectively.

FIN 48

Effective October 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 followed a review by the Company of all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required in respect of the adoption of FIN 48 and consequently the Company has not recorded a FIN 48 liability for uncertain tax positions and the Company has recorded no cumulative effect to retained earnings pursuant to the adoption of FIN 48.

INDEX

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2008 and 2007, showing separately any items in excess of 5% of total current liabilities, was as follows:
(in thousands of dollars)
	2008	2007
Accrued compensation and related costs	$603	$1,118
Warranty reserves	362	458
Other accrued expenses	1,445	1,586
	$2,410	$3,162

(6) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2008 was $187,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2009 - $285,000; 2010 - $190,000; 2011 - $149,000; 2012 - $149,000; 2013 - $97,000 and $1,632,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $294,000 in 2008 and $236,000 in 2007.

The UK subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,961,000. There were no amounts outstanding on the overdraft facilities at September 30, 2008 or 2007.

(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company uses a September 30 measurement date for its pension plans.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan’s over-funded or under-funded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted SFAS No. 158 effective on September 30, 2006. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon:
(in thousands of dollars)
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$24,524	$20,476
Service cost	565	592
Interest cost	1,383	1,159
Plan participants contributions	264	289
Actuarial (gain) loss	(3,372)	510
Losses (gains) on curtailments	(271)	-
Benefits paid	(2,078)	(234)
Foreign currency exchange rate changes	(2,475)	1,732
Benefit obligation at end of year	18,540	24,524
Change in plan assets:
Fair value of plan assets at beginning of year	22,280	17,590
Return on plan assets	(622)	2,333
Employer contributions	727	758
Plan participants contributions	264	289
Benefits paid	(2,078)	(234)
Foreign currency exchange rate changes	(2,409)	1,544
Fair value of plan assets at end of year	18,162	22,280
Funded status	(378)	(2,244)
Unrecognized transition obligation (asset)	n/a	n/a
Unrecognized prior service cost	n/a	n/a
Unrecognized net actuarial (gain) loss	n/a	n/a
Accrued benefit cost	n/a	n/a
Liability for pension benefits recorded in the balance sheet	$(378)	$(2,244)

INDEX

The improvement in the funded status of the pension plans during fiscal 2008 was mainly due to an increase from 5.7% to 6.85% in the discount rate for the UK plan, better than estimated investment returns and a one-time curtailment gain associated with the closure of the UK manufacturing operations; this was partially offset by changes in mortality assumptions.

The Tech/Ops Sevcon net pension cost included the following components as defined by SFAS #132.
 (in thousands of dollars)
	2008	2007
Components of net periodic benefit cost:
Service cost	$565	$592
Interest cost	1,383	1,159
Expected return on plan assets	(1,421)	(1,148)
Losses (gains) on curtailments	(272)	-
Amortization of transition obligation	-	(1)
Amortization of prior service cost	60	59
Recognized net actuarial gain (loss)	-	14
Net periodic benefit cost	$315	$675
Net cost of defined contribution plans	$46	$147

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2008 and 2007 were as set out below:

	2008	2007
Plan obligations:
Discount rate	6.89%	5.76%
Rate of compensation increase	4.47%	4.25%
Net periodic benefit cost:
Discount rate	6.89%	5.76%
Expected long term return on plan assets	6.78%	6.50%
Rate of compensation increase	4.47%	4.25%

The changes in these assumptions reflect actuarial advice and changing market conditions and experience.

The weighted average asset allocations by asset category are set out below for both the UK and US plans:
 (percentage of total assets)
		2008			2007
	US Plan	UK Plan	Total	US Plan	UK Plan	Total
Equity securities	34%	55%	53%	40%	53%	52%
Debt securities	57%	26%	29%	54%	26%	28%
Real estate	-	16%	15%	-	17%	16%
Other	9%	3%	3%	6%	4%	4%
Total	100%	100%	100%	100%	100%	100%

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

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:
(in thousands of dollars)
2009	$143
2010	182
2011	277
2012	396
2013	431
2014 – 2018	4,247

In fiscal 2009 it is estimated that the Company will make contributions to the plans of $644,000, and that there will be employee contributions to the UK plan of $239,000.

INDEX

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
 (in thousands of dollars)
			2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$37,280	$1,939	$-	$39,219
Inter-segment revenues	-	45	-	45
Operating income	1,818	(184)	(460)	1,174
Depreciation and amortization	637	48	-	685
Identifiable assets	18,511	722	522	19,755
Capital expenditures	890	41	-	931
			2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$37,009	$2,204	$-	$39,213
Inter-segment revenues	-	52	-	52
Operating income	2,669	(289)	(317)	2,063
Depreciation and amortization	683	56	-	739
Identifiable assets	20,338	1,090	498	21,296
Capital expenditures	823	87	-	910

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.
 (in thousands of dollars)
	2008	2007
Sales:-
US sales	$15,953	$14,832
Foreign sales:
United Kingdom	11,766	12,338
France	11,500	12,043
Total Foreign	23,266	24,381
Total sales	$39,219	$39,213
Long-lived assets:
USA	$1,660	$1,516
Foreign:
United Kingdom	3,363	3,530
France	113	142
Korea and Japan	31	8
Total Foreign	3,507	3,680
Total	$5,167	$5,196

In the controls business segment the revenues were derived from the following products and services:

 (in thousands of dollars)
	2008	2007
Electronic controllers for battery driven vehicles	$25,818	$25,308
Accessory and aftermarket products and services	11,462	11,701
Total controls segment revenues	$37,280	$37,009

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

In fiscal 2008 Tech/Ops Sevcon's largest customer accounted for 13% of sales and for 12% of receivables. In 2007 the largest customer accounted for 14% of sales and 17% of receivables. In 2006 the largest customer accounted for 17% of sales and 16% of receivables.

INDEX

(9)           RESTRUCTURING CHARGE

In May 2008, the Company announced a limited restructuring program associated with the closure of the residual manufacturing operations in the UK controls business and a reduction in staff in the capacitor business segment. These plans followed a review of the controls business segment which identified an opportunity to significantly reduce ongoing manufacturing costs through further reliance on subcontractors to manufacture the Company’s products. The program, which was completed in June 2008, resulted in the termination of thirty six employees in the controls business and five employees in the capacitor business. There was a restructuring charge in the third quarter of fiscal 2008 of $700,000, which comprised employee severance costs and associated professional fees relating to this program.

The following table summarizes the components of the restructuring charge in fiscal 2008:
 (in thousands of dollars)
Severance and other related costs	$685
Professional fees	15
Total restructuring charge	$700

Of the total restructuring charge of $700,000 in the year, severance costs and professional fees in the controls business segment amounted to $673,000 and severance costs of $27,000 were incurred in the capacitor business segment.

The following table summarizes the liability related to the 2008 restructuring program:
 (in thousands of dollars)
	Balance at October 1, 2007	Charges	Payments	Balance at September 30, 2008
Severance and other related costs	$-	$685	$617	$68
Professional fees	-	15	15	-
Total	$-	$700	$632	$68

The Company also accelerated depreciation expense on plant and equipment in the controls business segment in the amount of $4,000 relating to this program.

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2008 and 2007 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended September 30, 2008 and 2007. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts
December 29, 2008

INDEX

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of September 30, 2008, the disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

INDEX

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	46	President & Chief Executive Officer
Paul N. Farquhar	46	Vice President, Treasurer & Chief Financial Officer

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle has been President and Chief Executive Officer since 1997 and was Vice President and Chief Operating Officer of the Company from 1996 to 1997. On January 22, 2008 we appointed Mr. Farquhar as Chief Financial Officer, replacing Paul A. McPartlin, who retired from the Company on the same day. Mr. Farquhar is a British Chartered Accountant and from January 2005 to March 2007 was European Financial Controller for AAF International, a global company providing products for air filtration. From 1997 to January 2005 he was European Finance Director of Haskel International Inc., a world leading manufacturer of hydraulic and pneumatic driven high pressure products, systems and accessories.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Election of Directors - Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock” and “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan 1998 Director Stock Option Plan	58,500 5,000	$7.17 $5.40	104,500 -
Sub Total	63,500	$7.03	104,500
Equity compensation plans not approved by security holders	-	-	-
Total	63,500	$7.03	104,500

INDEX

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Parties” and “Election of Directors - Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Auditors” in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

INDEX TO EXHIBITS

*(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
*(3)(b)	Amended and Restated by-laws of the registrant (incorporated by reference to Exhibit 3.2 to current report on form 8-K filed on September 19, 2008).
(4)(a)	Specimen common stock certificate of the registrant (filed herewith).
*(10)(a)	Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Registrant's 2004 Proxy Statement filed on December 29, 2003).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the fiscal year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the fiscal year ended September 30, 2004).
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

*(10)(f)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the fiscal year ended September 30, 1990).
*(10)(g)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (e) to Annual Report for the fiscal year ended September 30, 1997).
*(10)(h)	Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
(10)(i)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
(21)	Subsidiaries of the registrant (filed herewith).
(23)	Consent of Vitale Caturano & Company, Ltd. (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

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

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH/OPS SEVCON, INC.

By /s/ Matthew Boyle	December 29, 2008
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 29, 2008
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 29, 2008
Paul N. Farquhar	(Principal Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 29, 2008
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 29, 2008
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 29, 2008
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 29, 2008
Bernard F. Start

/s/ David R. A. Steadman	Director	December 29, 2008
David R. A. Steadman

/s/ Paul O. Stump	Director	December 29, 2008
Paul O. Stump

INDEX

SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2008 and 2007 (in thousands of dollars)

Allowance for doubtful accounts	2008	2007
Balance at beginning of year	180	141
Additions charged to costs and expenses	-	38
Deductions from reserves:
Accounts collected	(1)	(11)
Reduction in reserve	(97)	-
Write off of uncollectible accounts	4	(1)
Foreign currency translation adjustment	-	13
Balance at end of year	86	180

INDEX