Form 10-Q
period 2008-12-27
TECH OPS SEVCON INC
filed 2009-02-10
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2009
Common stock, par value $.10	3,326,322

INDEX
TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 27, 2008

PART I.   FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	December 27, 2008	September 30, 2008
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$744	$1,630
Receivables, net of allowances for doubtful accounts of $80 at December 27, 2008 and $86 at September 30, 2008	5,901	7,087
Inventories	4,733	4,970
Prepaid expenses and other current assets	796	862
Total current assets	12,174	14,549
Property, plant and equipment:
At cost	9,795	11,600
Less: accumulated depreciation and amortization	6,871	8,053
Net property, plant and equipment	2,924	3,547
Long-term deferred tax asset	363	202
Goodwill	1,435	1,435
Other long-term assets	22	22
Total assets	$16,918	$19,755

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,914	$3,713
Dividend payable	-	98
Accrued expenses	1,784	2,410
Accrued and deferred taxes on income	37	56
Total current liabilities	4,735	6,277
Liability for pension benefits	290	378
Other long term liabilities	44	54
Total liabilities	5,069	6,709
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,276,322 shares at December 27, 2008 and 3,276,322 shares at September 30, 2008	328	328
Premium paid in on common stock	4,927	4,881
Retained earnings	8,238	8,364
Accumulated other comprehensive loss	(1,644)	(527)
Total stockholders’ equity	11,849	13,046
Total liabilities and stockholders’ equity	$16,918	$19,755
The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	December 27, 2008	December 29, 2007
Net sales	$6,827	$10,243
Cost of sales	4,545	6,361
Gross Profit	2,282	3,882
Selling, research and administrative expenses	2,209	3,297
Operating income	73	585
Interest expense	(7)	(30)
Interest income	5	2
Foreign currency loss	(289)	(75)
(Loss) income before income taxes	(218)	482
Income taxes	77	(169)
Net (loss) income	$(141)	$313
Basic (loss) income per share	$(.04)	$.10
Fully diluted (loss) income per share	$(.04)	$.10

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Net (loss) income	$(141)	$313
Foreign currency translation adjustment	(1,133)	(76)
Changes in fair market value of cash flow hedges	-	(57)
Amortization of pension transition items to income	11	11
Comprehensive income	$(1,263)	$191

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Cash flow from operating activities:
Net (loss) income	$(141)	$313
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100	179
Stock-based compensation	46	58
Pension contributions (greater than) less than pension expense	(43)	23
Deferred tax provision	15	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	558	211
Inventories	(322)	(376)
Prepaid expenses and other current assets	48	6
Accounts payable	(220)	120
Accrued expenses	(321)	(331)
Accrued and deferred taxes on income	(201)	123
Net cash (used by) generated from operating activities	(481)	326
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(59)	(287)
Net cash used by investing activities	(59)	(287)
Cash flow used by financing activities:
Dividends paid	(98)	(97)
Exercise of stock options	-	18
Net cash used by financing activities	(98)	(79)
Effect of exchange rate changes on cash	(248)	(101)
Net decrease in cash	(886)	(141)
Beginning balance - cash and cash equivalents	1,630	1,014
Ending balance - cash and cash equivalents	$744	$873
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$97	$80
Cash paid for interest	$7	$29
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$98

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – December 27, 2008

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon, Inc. as of December 27, 2008 and the results of operations and cash flows for the three months ended December 27, 2008. These unaudited interim financial statements should be read in conjunction with the 2008 annual consolidated financial statements and related notes included in the 2008 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K (the “2008 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The significant accounting policies followed by Tech/Ops Sevcon, Inc. are set forth in Note 1 to the financial statements in the 2008 10-K. Other than as set forth in Item 2, there have been no changes since the end of fiscal 2008 to the significant accounting policies followed by Tech/Ops Sevcon, Inc.

The results of operations for the three month period ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year.

(2)           New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. We currently do not have any Level 1 financial assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. We currently do not have any Level 2 financial assets or liabilities.

Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

At December 27, 2008, the company did not have any financial or nonfinancial assets or liabilities that were measured at fair value by level within the above fair value hierarchy; the adoption of SFAS No. 157 did not have a material impact on either the Company’s consolidated results from operations or it’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement was effective for the Company beginning October 1, 2008; the adoption of SFAS No. 159 did not have a material impact on either the Company’s consolidated results from operations or its financial position.

INDEX

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not have any noncontrolling interests and accordingly does not expect the adoption of SFAS No. 160 to have a material impact on its financial position and results of operations.

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

In May 2008 the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FASB No. 162). FASB No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

(3)           Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 106,500 shares reserved and available for grant at December 27, 2008. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

The Company accounts for stock based compensation under SFAS 123R, “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first three months of fiscal 2009 or in fiscal 2008 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2009 or fiscal 2008. When options are exercised the Company normally issues new shares.

INDEX

A summary of option activity for all plans for the three months ended December 27, 2008 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	63,500	$7.03	3 years	$-
Granted	-	-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding at December 27, 2008	63,500	$7.03	3 years	$-
Exercisable at December 27, 2008	46,600	$7.41	3 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $2.17 closing market price of the Company’s common stock at December 26, 2008. As the option price of all shares under option is higher than the $2.17 closing market price of the Company’s common stock at December 26, 2008, the aggregate intrinsic value of all outstanding share options is nil. At December 27, 2008, there was $28,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2 years.

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

Restricted stock activity for the three months ended December 27, 2008 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2008	54,000	$6.47
Granted	-	$-
Vested	(13,000)	$6.41
Forfeited	(2,000)	$5.87
Non-vested balance as of December 27, 2008	39,000	$6.52

As of December 27, 2008, there was $179,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Stock option expense under SFAS No. 123R	$6	$6
Restricted stock grants:
Employees	20	29
Non-employee directors	20	23
Total stock based compensation expense	$46	$58

INDEX

(4)           Cash Dividends

While the Company has paid regular quarterly dividends in the past, due to the current uncertain economic outlook, the Board of Directors suspended the payment of dividends for the first quarter of fiscal 2009 and will consider whether to resume paying dividends on a quarter by quarter basis.

(5)           Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three months ended
	December 27, 2008	December 29, 2007
Net (loss) income	$(141)	$313
Weighted average shares outstanding - basic	3,226	3,188
Basic (loss) income per share	$(.04)	$.10
Common stock equivalents	-	47
Weighted average shares outstanding - diluted	3,226	3,235
Diluted (loss) income per share	$(.04)	$.10
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	64	80
No. of shares of restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	39	-

(6)           Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems and accessories for battery powered vehicles. The capacitors segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitors segment has its own manufacturing facility.

The significant accounting policies of the segments are the same as those described in Note (1) to the 2008 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 27, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$6,380	$447	$-	$6,827
Inter-segment revenues	-	5	-	5
Operating income	79	52	(58)	73
Identifiable assets	15,747	695	476	16,918

	Three months ended December 29, 2007
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,707	$536	$-	$10,243
Inter-segment revenues	-	12	-	12
Operating income	651	(34)	(32)	585
Identifiable assets	20,504	917	491	21,912

INDEX

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Electronic controllers for battery driven vehicles	$3,992	$6,693
Accessory and aftermarket products and services	2,388	3,014
Total controls segment revenues	$6,380	$9,707

(7)           Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Research and Development expense	$762	$1,078
Percentage of sales	11.2	10.5

(8)           Employee Benefit Plans

Tech/Ops Sevcon has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158:

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Service cost	$92	$153
Interest cost	276	350
Expected return on plan assets	(268)	(347)
Amortization of prior service cost	11	15
Net periodic benefit cost	111	171
Net cost of defined contribution plans	$9	$11

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the three months ended December 27, 2008:

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Liability for pension benefits at beginning of period	$378	$2,244
Net periodic benefit cost	111	174
Plan contributions	(154)	(155)
Effect of exchange rate changes	(45)	(55)
Balance at end of period	$290	$2,208

Tech/Ops Sevcon did not contribute to its US pension plan in the three months ended December 27, 2008; it presently anticipates contributing $111,000 to fund its US plan in the remainder of fiscal 2009. In addition, employer contributions to the UK plan were $157,000 in the first three months and are estimated to total $406,000 in fiscal 2009.

INDEX

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 27, 2008	September 30, 2008
Raw materials	$853	$930
Work-in-process	76	96
Finished goods	3,804	3,944
	$4,733	$4,970

(10)           Accrued expenses

Set out below is an analysis of other accrued expenses at December 27, 2008 and September 30, 2008 which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	December 27, 2008	September 30, 2008
Accrued compensation and related costs	$675	$603
Warranty reserves	306	362
Other accrued expenses	803	1,445
	$1,784	$2,410

(11)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three months ended
	December 27, 2008	December 29, 2007
Warranty reserves at beginning of period	$362	$458
Decrease in beginning balance for warranty obligations settled during the period	(27)	(146)
Other changes to pre-existing warranties	-	-
Foreign currency translation adjustment	(43)	-
Net increase in warranty reserves for products sold during the period	14	131
Warranty reserves at end of period	$306	$443

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

CRITICAL ACCOUNTING ESTIMATES

As of December 27, 2008 there have been no material changes to the critical accounting estimates described in the Company’s 2008 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, actual conditions in future periods may vary materially from those the Company previously estimated.

INDEX

For example:

(i)	if the financial condition of any of the Company's customers deteriorates as a result of continuing business declines, the Company may be required to increase its estimated allowance for bad debts;

(ii)	if actual future demand continues to decline more than previously projected, inventory write-downs may be required; or

(iii)
significant negative industry or economic trends that adversely affect our future revenues and profits, or a reduction of our market capitalization relative to net book value, among other factors, may change the estimated future cash flows or other factors that we use to determine whether or not goodwill has been impaired and lead us to conclude that an impairment charge is required.

All of these factors, and others resulting from the current economic situation, may have a material adverse impact on the Company’s results.

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $18,162,000 at September 30, 2008 and the total assets of the Company were $19,755,000. Although the plan assets are not included in the assets of the Company, they were equal to 92% of the Company’s total assets at September 30, 2008. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits”, which amounted to $290,000 at December 27, 2008, compared to $378,000 at September 30, 2008.

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

        The table below sets out the approximate impact on the funded status of the Company’s pension plans at December 27, 2008 that the Company estimates would arise from the respective changes in significant plan assumptions. The data used to calculate the estimated impact on the funded status at December 27, 2008 is derived from the most recently available actuarial review of the pension plans with an effective date of September 30, 2008:

Plan Assumption	Change in Assumption (increase)	Impact on Funded Status (in thousands of dollars) (decrease)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$ 450	155%
Inflation rate	0.1%	300	103%
Salary Increase	0.5%	775	267%
Mortality rate	1 year	375	129%

Goodwill Impairment

As discussed in our 2008 10-K, the Company carries out an annual assessment of the realizability of goodwill. Despite the uncertain economic outlook, management believes the goodwill of $1,435,000 at December 27, 2008 is not impaired. However, if in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock continue to decline significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

INDEX

OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended December 27, 2008

Results of operations were materially adversely affected by the continuing general business decline, as well as adverse movements in exchange rates. The following table compares results by segment for the first quarter of fiscal 2009 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes:

	Three months ended		% change due to:
	December 27, 2008	December 29, 2007	Total	Currency	Volume / other
Sales:
Controls - to external customers	$6,380	$9,707	-34%	-7%	-27%
Capacitors - to external customers	447	536	-17%	-29%	12%
Capacitors - inter-segment	5	12	-58%	-8%	-50%
Capacitors – total	452	548	-18%	-29%	11%
Total sales to external customers	6,827	10,243	-33%	-9%	-24%
Gross Profit:
Controls	2,076	3,686	-44%	-12%	-32%
Capacitors	206	196	5%	-37%	42%
Total	2,282	3,882	-41%	-13%	-28%
Selling research and administrative expenses:
Controls	1,997	3,035	-34%	-13%	-21%
Capacitors	154	230	-33%	-23%	-10%
Unallocated corporate expense	58	32	81%	0%	81%
Total	2,209	3,297	-33%	-14%	-19%
Operating income:
Controls	79	651	-88%	-3%	-85%
Capacitors	52	(34)	253%	-56%	309%
Unallocated corporate expense	(58)	(32)	-81%	0%	81%
Total	73	585	-88%	-7%	-81%
Other income and expense	(291)	(103)	-183%	-205%	22%
(Loss) income before income taxes	(218)	482	-145%	-51%	-94%
Income taxes	77	(169)	146%	52%	94%
Net (loss) income	$(141)	$313	-145%	-51%	-94%

Sales in the first quarter ended December 27, 2008 declined by $3,416,000, or 33%, to $6,827,000 compared to $10,243,000 in the first fiscal quarter last year. Volumes shipped were 25% lower than last year. In addition, the strengthening of the US dollar by 26% and 10% against the British Pound and the Euro, respectively, reduced reported total sales by $898,000 or 9% compared to the first fiscal quarter of 2008. In the controls business, volumes shipped were lower in all geographic areas in which the Company operates. The most significant reduction was in the European demand for aerial work platforms.

In the capacitor business, shipments were 12% higher than during the first quarter last year due to higher demand from the industrial sector of its business. Currency changes, mainly the strengthening of the US Dollar against the British Pound, reduced reported total sales by $154,000 or 29% from the first fiscal quarter of 2008.

The Company has begun selectively instituting price increases; however, these did not have a material impact on the quarter’s results and it is too early to predict their impact in the future.

Gross profit of $2,282,000 was 33.4% of sales in the first quarter compared to $3,882,000 or 37.9% of sales in the same quarter last year. The reduction in gross profit of $1,600,000 was due mainly to the lower volume of sales. Foreign currency fluctuations reduced reported gross profit by $496,000 or 13%.

INDEX

Selling, research and administrative expenses were $2,209,000, a reduction of $1,088,000, or 33% compared to the same period last year. Foreign currency fluctuations reduced selling, research and administrative expense by $460,000, or 14%, compared with the prior year. Excluding the currency impact, operating expense was $628,000, or 20% lower, principally due to the effect of the business restructuring the Company implemented in the third quarter of last fiscal year.

The operating profit for the first quarter was $73,000, compared with $585,000 in the same period last year, a reduction of $512,000. Foreign currency fluctuations had an adverse impact of $36,000 in the quarter. Excluding the currency impact, operating income for the controller business reduced by $555,000 due to the lower volumes shipped, which was offset by the reduction in operating expense. The capacitor business segment reported an operating profit of $52,000 compared with an operating loss of $34,000 in the first quarter last year. The increase in operating income in the capacitor business was due to higher sales volume, improved gross margins and lower operating expense compared to the same quarter last year.

In the first quarter interest expense was $7,000, a reduction of $23,000 compared to the prior year. There was a foreign currency loss of $288,000 in the first quarter of fiscal 2009 compared to a loss of $75,000 in the same period last year.

The Company recorded a loss before income taxes of $218,000 compared to an income before income taxes of $482,000 in the same period last year, a reduction of $700,000. Adverse foreign currency fluctuations decreased pretax income by $248,000. Lower shipment volumes, partially offset by operating expense savings reduced pretax income by $452,000. Net loss for the quarter was $141,000 or $0.04 per share compared to a net income of $313,000 and $0.10 per share in fiscal 2008.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the current uncertain economic outlook, the Board of Directors suspended payment of dividends for the first fiscal quarter of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis. In the first fiscal quarter, the Company paid a dividend declared for the fourth fiscal quarter of 2008 of $.03 per share, which amounted to $98,000. Cash balances at the end of the first quarter of fiscal 2009 were $744,000, compared to $1,630,000 on September 30, 2008, a decrease in cash of $886,000 in the first three months of fiscal 2009.

In the first three months of fiscal 2009, there was a net loss of $141,000, and operating activities used $481,000 of cash. Receivables decreased by $558,000, which generated cash during the quarter and the number of days sales in receivables reduced in the first three months of fiscal 2009 from 65 days at September 30, 2008 to 63 days at December 27, 2008. Adjusted for the effects of currency, an increase in inventories of $322,000 and reductions in both accounts payable and accrued expenses of $220,000 and $321,000 respectively, reduced cash balances during the first fiscal quarter. The payment of the dividend declared for the fourth fiscal quarter of fiscal 2008 amounted to $98,000. Capital expenditures in the first three months were $59,000. Exchange rate changes decreased reported cash by $248,000 in the first three months of fiscal 2009.

The Company has no long-term debt but has overdraft facilities of approximately $1.5 million in the UK and of $130,000 in France. At the end of the first quarter of fiscal 2009, the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by a long leasehold property owned by the Company and the French overdraft facilities are unsecured. In line with normal practice in Europe, both facilities can be withdrawn on demand by the bank. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Tech/Ops Sevcon Inc's capital resources and projected cash flows from operations, in the opinion of management, are adequate for projected operations and capital spending programs over the next twelve months. Capital spending programs are not expected to be significantly higher than depreciation over the next twelve months and projected volume is not expected to require significant additional cash resources. However, as discussed above, current economic conditions and the global decline in business activity are having a negative effect on the Company’s business. If these conditions continue, that may materially reduce the cash the Company is able to generate from operations, which may cause it to reduce the amounts it is able or willing to use for the foregoing purposes. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

INDEX

Item 3    Quantitative and Qualitative Disclosures about Market Risk.

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Other risks dealing with contingencies are described in Note 6 to the Company’s Consolidated Financial Statements included under Item 8 of the Company’s 2008 10-K and other risks are described under the caption Risk Factors in Part II, Item 1A below.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of fiscal 2009, approximately 51% of the Company’s sales were made in US Dollars, 24% were made in British Pounds and 25% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is also subject to fluctuations in foreign currency exchange rates.

Where appropriate, the Company previously engaged in hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company changed its policy during fiscal 2008 and ceased using such hedges. The Company had no foreign currency derivative financial instruments outstanding as of December 27, 2008.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of December 27, 2008. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of December 27, 2008 are expected to mature based on the exchange rate of the relevant foreign currency to US Dollars at December 27, 2008:

	(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2009	FY2010	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	985	-	985	985
Accounts receivable in Euros	2,022	-	2,022	2,022
Accounts payable in British Pounds	758	-	758	758
Accounts payable in Euros	1,675	-	1,675	1,675
Anticipated Transactions
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	776	-	776	776
In Euros	667	-	667	667

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income or credit continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of December 27, 2008.

INDEX

The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at December 27, 2008, the risk arising from changes in interest rates was not material.

Item 4     Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of December 27, 2008, these disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Part I Item 3 above, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They are currently experiencing a decline in demand. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Economic growth in the United States has slowed and macroeconomic conditions have deteriorated worldwide, causing a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets. These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 50% of the Company’s revenues in the first quarter of fiscal 2009 and the largest customer accounted for 13% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

INDEX

The Company has substantial sales and operations outside the United States that could be adversely affected by changes in international markets.

A significant portion of our operations is located, and a significant portion of our business comes from, outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Far East as well as in the United States. A consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value versus the US Dollar. Significant fluctuations in foreign exchange rates can and do have a material impact on our financial results, which are reported in US Dollars. Other risks associated with international business include: changing regulatory practices and tariffs; staffing and managing international operations, including complying with local employment laws; longer collection cycles in certain areas; and changes in tax and other laws.

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

In the electronic controls segment, the majority of the Company’s finished product is produced in three separate plants in Poland, Mexico and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC

Date: February 10, 2009	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

(3)(b)	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to Current Report on form 8-K filed on September 19, 2008).

4	Specimen common stock certificate of the registrant (incorporated by reference to Exhibit 4(a) to Annual Report on Form 10-K for the fiscal year ended September 30, 2008).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

INDEX