Form 10-Q
period 2009-03-28
TECH OPS SEVCON INC
filed 2009-05-11
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

(508) 281-5510
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common stock, par value $.10	3,326,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2009

PART I.     FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	March 28, 2009	September 30, 2008
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$754	$1,630
Receivables, net of allowances for doubtful accounts of $80 at March 28, 2009 and $86 at September 30, 2008	4,110	7,087
Inventories	5,186	4,970
Prepaid expenses and other current assets	1,020	862
Total current assets	11,070	14,549
Property, plant and equipment:
At cost	9,634	11,600
Less: accumulated depreciation and amortization	(6,857)	8,053
Net property, plant and equipment	2,777	3,547
Long-term deferred tax asset	581	202
Goodwill	1,435	1,435
Other long-term assets	22	22
Total assets	$15,885	$19,755

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,521	$3,713
Dividend payable	-	98
Accrued expenses	1,752	2,410
Accrued and deferred taxes on income	-	56
Total current liabilities	4,273	6,277
Liability for pension benefits	307	378
Other long term liabilities	43	54
Total liabilities	4,623	6,709
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,326,322 shares at March 28, 2009 and 3,276,322 shares at September 30, 2008	333	328
Premium paid in on common stock	4,965	4,881
Retained earnings	7,935	8,364
Accumulated other comprehensive loss	(1,971)	(527)
Total stockholders’ equity	11,262	13,046
Total liabilities and stockholders’ equity	$15,885	$19,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Six months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	$4,883	$10,560	$11,710	$20,803
Cost of sales	2,822	6,846	7,367	13,207
Gross Profit	2,061	3,714	4,343	7,596
Selling, research and administrative expenses	2,232	3,079	4,441	6,376
Restructuring charge	303	-	303	-
Operating (loss) income	(474)	635	(401)	1,220
Interest expense	(9)	(23)	(16)	(53)
Interest income	-	2	5	4
Foreign currency gain (loss)	73	95	(216)	20
(Loss) income before income taxes	(410)	709	(628)	1,191
Income taxes	117	(248)	194	(417)
Net (loss) income	$(293)	$461	$(434)	$774
Basic (loss) income per share	$(.09)	$.14	$(.13)	$.24
Fully diluted (loss) income per share	$(.09)	$.14	$(.13)	$.24

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Six months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net (loss) income	$(293)	$461	$(434)	$774
Foreign currency translation adjustment	(329)	219	(1,462)	143
Changes in fair market value of cash flow hedges	-	(137)	-	(194)
Amortization of pension transition items to income	5	11	16	22
Comprehensive (loss) income	$(617)	$554	$(1,880)	$745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	March 28, 2009	March 29, 2008
Cash flow from operating activities:
Net (loss) income	$(434)	$774
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	267	343
Stock-based compensation	88	117
Pension contributions (greater than) less than pension expense	(2)	28
Deferred tax provision	16	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	2,180	(133)
Inventories	(869)	32
Prepaid expenses and other current assets	(154)	(214)
Accounts payable	(555)	731
Accrued expenses	(324)	(840)
Accrued and deferred taxes on income	(480)	(292)
Net cash (used by) generated from operating activities	(267)	546
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(162)	(375)
Net cash used by investing activities	(162)	(375)
Cash flow used by financing activities:
Dividends paid	(98)	(196)
Exercise of stock options	-	20
Net cash used by financing activities	(98)	(176)
Effect of exchange rate changes on cash	(349)	(177)
Net decrease in cash	(876)	(182)
Beginning balance - cash and cash equivalents	1,630	1,014
Ending balance - cash and cash equivalents	$754	$832
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$238	$616
Cash paid for interest	$16	$53
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$98

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – March 28, 2009

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon, Inc. as of March 28, 2009 and the results of operations and cash flows for the three months and six months ended March 28, 2009 and March 29, 2008. These unaudited interim financial statements should be read in conjunction with the 2008 annual consolidated financial statements and related notes included in the 2008 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K (the “2008 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The significant accounting policies followed by Tech/Ops Sevcon, Inc. are set forth in Note 1 to the financial statements in the 2008 10-K. Other than as set forth in Item 2, there have been no changes since the end of fiscal 2008 to the significant accounting policies followed by Tech/Ops Sevcon, Inc.

The results of operations for the six month period ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

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

At March 28, 2009, the company did not have any financial assets or liabilities that were measured at fair value by level within the above fair value hierarchy; the adoption of SFAS No. 157 did not have a material impact on either the Company’s consolidated results from operations or its financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. This FSP defers the effective date in FASB Statement No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157-2 becomes effective for the Company on November 1, 2009. The Company does not expect that the adoption of FAS 157-2 will have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 160 addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not have any noncontrolling interests and accordingly any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any future noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not currently have any derivative financial instruments; accordingly, any potential impact of the adoption of SFAS No. 161 on the Company’s financial statements will be dependent upon the future use of derivative financial instruments.

(3)           Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 54,500 shares reserved and available for grant at March 28, 2009. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

The Company accounts for stock based compensation under SFAS 123R, “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first six months of fiscal 2009 or in fiscal 2008 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in fiscal 2009 or fiscal 2008. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the six months ended March 28, 2009 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	63,500	$7.03	3 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 28, 2009	63,500	$7.03	2.4 years	$-
Exercisable at March 28, 2009	46,800	$7.43	2.7 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $1.44 closing market price of the Company’s common stock at March 27, 2009. As the option price of all shares under option is higher than the $1.44 closing market price of the Company’s common stock at March 28, 2009, the aggregate intrinsic value of all outstanding share options is nil. At March 28, 2009, there was $10,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1 year.

In January 2009, the Company granted 12,000 shares of restricted stock to six non-employee directors, which will vest on the day before the 2010 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $28,000 based on the fair market value of the stock on date of issue. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the second quarter and first six months of fiscal 2009 was $5,000 and the subsequent charge will be approximately $7,000 on a quarterly basis.

In January 2009, the Company also granted 40,000 shares of restricted stock to five employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $83,000 based on the fair market value of stock on the date of issue. This unearned compensation is being charged to income on a straight line basis over five years. The charge to income for these employee restricted stock grants in the second quarter and first six months of fiscal 2009 was $3,000 and the subsequent charge will be approximately $4,000 on a quarterly basis.

During the restriction period, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. For the purposes of calculating average issued shares for earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock activity for the six months ended March 28, 2009 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2008	54,000	$6.47
Granted	52,000	$2.13
Vested	(25,000)	$6.50
Forfeited	(2,000)	$5.87
Non-vested balance as of March 28, 2009	79,000	$3.62

As of March 28, 2009, there was $251,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.3 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Stock option expense under SFAS No. 123R	$7	$7	$13	$13
Restricted stock grants:
Employees	11	31	31	60
Non-employee directors	24	21	44	44
Total stock based compensation expense	$42	$59	$88	$117

(4)           Cash Dividends

While the Company has paid regular quarterly dividends in the past, due to the current uncertain economic outlook, the Board of Directors suspended the payment of dividends for the first and second quarters of fiscal 2009 and will consider whether to resume paying dividends on a quarter by quarter basis.

(5)           Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Six Months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net (loss) income	$(293)	$461	$(434)	$774
Weighted average shares outstanding - basic	3,243	3,212	3,235	3,200
Basic (loss) income per share	$(.09)	$.14	$(.13)	$.24
Common stock equivalents	-	22	-	35
Weighted average shares outstanding - diluted	3,243	3,234	3,235	3,235
Diluted (loss) income per share	$(.09)	$.14	$(.13)	$.24
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	64	38	64	58
No. of shares of restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	79	-	79	-

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

The significant accounting policies of the segments are the same as those described in Note 1 to the 2008 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended March 28, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$4,486	$397	$-	$4,883
Inter-segment revenues	-	20	-	20
Operating (loss) income	(391)	18	(101)	(474)
Identifiable assets	14,676	652	557	15,885

	Three months ended March 29, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$10,067	$493	$-	$10,560
Inter-segment revenues	-	10	-	10
Operating income	856	(58)	(163)	635
Identifiable assets	21,007	877	559	22,443

	Six months ended March 28, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$10,866	$844	$-	$11,710
Inter-segment revenues	-	25	-	25
Operating (loss) income	(312)	70	(159)	(401)
Depreciation and amortization	250	15	2	267
Identifiable assets	14,676	652	557	15,885
Capital expenditures	155	7	-	162

	Six months ended March 29, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$19,774	$1,029	$-	$20,803
Inter-segment revenues	-	22	-	22
Operating income	1,507	(92)	(195)	1,220
Depreciation and amortization	315	26	2	343
Identifiable assets	21,007	877	559	22,443
Capital expenditures	340	35	-	375

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Electronic controllers for battery driven vehicles	$2,456	$7,156	$6,448	$13,849
Accessory and aftermarket products and services	2,030	2,911	4,418	5,925
Total controls segment revenues	$4,486	$10,067	$10,866	$19,774

(7)           Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Research and Development expense	$674	$918	$1,436	$1,996
Percentage of sales	13.8%	8.7%	12.3%	9.6%

(8)           Employee Benefit Plans

Tech/Ops Sevcon, Inc. has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$74	$154	$166	$307
Interest cost	266	354	542	704
Expected return on plan assets	(252)	(351)	(520)	(698)
Amortization of prior service cost	11	15	22	30
Net periodic benefit cost	99	172	210	343
Net cost of defined contribution plans	$8	$11	$17	$22

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the six months ended March 28, 2009:

	(in thousands of dollars)
	Six Months ended
	March 28, 2009	March 29, 2008
Liability for pension benefits at beginning of period	$378	$2,244
Net periodic benefit cost	210	343
Plan contributions	(201)	(328)
Effect of exchange rate changes	(80)	(71)
Balance at end of period	$307	$2,188

Tech/Ops Sevcon, Inc. did not contribute to its US pension plan in the six months ended March 28, 2009; it presently anticipates contributing $94,000 to fund its US plan in the remainder of fiscal 2009. In addition, employer contributions to the UK plan were $201,000 in the first six months and are estimated to total $403,000 in fiscal 2009.

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	March 28, 2009	September 30, 2008
Raw materials	$902	$930
Work-in-process	62	96
Finished goods	4,222	3,944
	$5,186	$4,970

(10)         Accrued expenses

 Set out below is an analysis of other accrued expenses at March 28, 2009 and September 30, 2008, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	March 28, 2009	September 30, 2008
Accrued compensation and related costs	$668	$603
Warranty reserves	193	362
Other accrued expenses	891	1,445
	$1,752	$2,410

(11)         Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Warranty reserves at beginning of period	$306	$443	$362	$458
Decrease in beginning balance for warranty obligations settled during the period	(209)	(152)	(236)	(298)
Other changes to pre-existing warranties	93	-	93	-
Foreign currency translation adjustment	(6)	-	(49)	-
Net increase in warranty reserves for products sold during the period	9	107	23	238
Warranty reserves at end of period	$193	$398	$193	$398

(12)        Restructuring charge

In March 2009, the Company announced a limited restructuring program in the controls business segment to reduce operating expense in response to the current economic downturn and the resultant lower demand for the Company’s products. The program, which was completed in April 2009, resulted in the termination of 21 employees across the Company’s operations in the US, the UK, France and Japan. There was a restructuring charge in the second quarter of fiscal 2009 of $303,000, which comprised one-time employee severance costs, associated professional fees and other costs relating to this program.

The following table summarizes the components of the restructuring charge for the period ended March 28, 2009:

(in thousands of dollars)
Severance and other related costs	$249
Professional fees and other costs	54
Total restructuring charge	$303

The following table summarizes the liabilities related to the fiscal 2009 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2008	Charges	Payments	Balance at March 28, 2009
Severance and other related costs	-	249	10	239
Professional fees	-	54	15	39
Total	-	303	25	278

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks discussed under “Risk Factors” below and others discussed in this report.

CRITICAL ACCOUNTING ESTIMATES

As of March 28, 2009, there have been no material changes to the critical accounting estimates described in the Company’s 2008 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those the Company previously disclosed.

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

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $18,162,000 at September 30, 2008 and the total assets of the Company were $19,755,000. Although the plan assets are not included in the assets of the Company, they were equal to 92% of the Company’s total assets at September 30, 2008. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits”, which amounted to $307,000 at March 28, 2009, compared to $378,000 at September 30, 2008.

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

The table below sets out the approximate impact on the funded status of the Company’s pension plans at March 28, 2009 that the Company estimates would arise from the respective changes in significant plan assumptions. The data used to calculate the estimated impact on the funded status at March 28, 2009 is derived from the most recently available actuarial review of the pension plans with an effective date of September 30, 2008:

Plan Assumption	Change in Assumption (increase)	Impact on Funded Status (in thousands of dollars) (decrease)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$450	155%
Inflation rate	0.1%	300	103%
Salary Increase	0.5%	775	267%
Mortality rate	1 year	375	129%

Goodwill Impairment

As discussed in our 2008 10-K, the Company carries out an annual assessment of the realizability of goodwill. Despite the current uncertain economic outlook, management believes the goodwill of $1,435,000 at March 28, 2009 is not impaired. However, if in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock continue to decline significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended March 28, 2009 and March 29, 2008

Results of operations have continued to be materially adversely affected by the general economic decline, as well as adverse movements in exchange rates. The following table compares results by segment for the second quarter of fiscal 2009 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes:

	Three months ended		% change due to:
	March 28, 2009	March 29, 2008	Total	Currency	Volume / other
Sales:
Controls - to external customers	$4,486	$10,067	-55%	-5%	-50%
Capacitors - to external customers	397	493	-20%	-33%	13%
Capacitors - inter-segment	20	10	100%	-80%	180%
Capacitors - total	417	503	-17%	-34%	17%
Total sales to external customers	4,883	10,560	-54%	-7%	-47%
Gross Profit:
Controls	1,880	3,574	-48%	-10%	-38%
Capacitors	181	140	29%	-52%	81%
Total	2,061	3,714	-44%	-11%	-33%
Selling research and administrative expenses and restructuring charge:
Controls	2,271	2,718	-17%	-18%	1%
Capacitors	163	198	-18%	-34%	16%
Unallocated corporate expense	101	163	-38%	0%	-38%
Total	2,535	3,079	-18%	-18%	0%
Operating (loss) income:
Controls	(391)	856	-145%	17%	-162%
Capacitors	18	(58)	-131%	9%	-140%
Unallocated corporate expense	(101)	(163)	-38%	0%	-38%
Total	(474)	635	-174%	22%	-196%
Other income and expense	64	74	-14%	-29%	15%
(Loss) income before income taxes	(410)	709	-158%	16%	-174%
Income taxes	117	(248)	-147%	19%	-166%
Net (loss) income	$(293)	$461	-164%	15%	-179%

Sales in the second fiscal quarter ended March 28, 2009 declined by $5,677,000, or 54%, to $4,883,000 compared to $10,560,000 in the second fiscal quarter last year. Volumes shipped were 47% lower than last year. In addition, the strengthening of the US dollar by 29% and 15% against the British Pound and the Euro, respectively, reduced reported total sales by $694,000, or 7%, compared to the second fiscal quarter of 2008. In the controls business, volumes shipped were lower in all geographic areas in which the Company operates. The most significant reduction was in the European demand for aerial work platforms. In the capacitor business, volumes shipped were 13% higher than during the second quarter last year, which was largely due to higher demand from customers in the industrial sector. Currency changes, mainly the strengthening of the US Dollar against the British Pound, reduced reported total sales in the capacitor business by $161,000, or 33%, from the second fiscal quarter of 2008.

The Company has begun selectively instituting price increases; however, these did not have a material impact on the quarter’s results and it is too early to predict their impact in the future.

Gross profit of $2,061,000 was 42.2% of sales in the second quarter compared to $3,714,000 or 35.2% of sales in the same quarter last year. The reduction in gross profit of $1,653,000 was due mainly to the lower volume of sales. Foreign currency fluctuations reduced reported gross profit by $412,000 or 11%.

Selling, research and administrative expenses and the restructuring charge in the second quarter of 2009 were $2,535,000, a reduction of $544,000, or 18%, compared to the same period last year. A restructuring charge of $303,000 was incurred in the second fiscal quarter of 2009. The charge was in response to the reduction in the Company’s revenues due to lower customer demand as a result of the global business decline. The restructuring charge comprised severance costs for 21 employees and associated professional fees in the controls business segment and will save an anticipated $1 million of operating costs on an annualized basis. In addition, the Company has taken further action to temporarily reduce the compensation expense of employees in the controls business segment. The anticipated savings are subject to a variety of factors such as the cost of employee severance and associated costs that may cause actual results to vary from those anticipated. Foreign currency fluctuations reduced selling, research and administrative expense by $549,000, or 18%, compared with the prior year. Excluding the restructuring charge and the impact of currency fluctuations, operating expense was $298,000, or 10%, lower due to reduced spending in all overhead areas.

There was an operating loss for the second quarter of $474,000, compared with operating income of $635,000 in the same period last year, a reduction of $1,109,000. Foreign currency fluctuations had an overall positive impact of $137,000 in the quarter. Excluding the currency impact, the operating loss for the controller business was $534,000, which was $1,390,000 lower than last year, due principally to the significantly lower demand for the Company’s products and the restructuring charge of $303,000. In the capacitor business segment, there was an operating profit of $18,000 compared with an operating loss of $58,000 in the second quarter last year.

In the second quarter, interest expense was $9,000, a reduction of $14,000 compared to the prior year. There was a foreign currency gain of $73,000 in the second quarter of fiscal 2009 compared to a gain of $95,000 in the same period last year.

The Company recorded a loss before income taxes of $410,000 compared to income before income taxes of $709,000 in the same period last year, a reduction of $1,119,000. Favorable foreign currency fluctuations reduced the pretax loss by $116,000.

There was a net loss for the quarter of $293,000 or $.09 per share compared to net income of $461,000 and $.14 per share in the second quarter fiscal 2008.

Six months ended March 28, 2009 and March 29, 2008

The following table compares first half year results by segment for the six months ended March 28, 2009 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Six months ended		% change due to:
	March 28, 2009	March 29, 2008	Total	Currency	Volume / other
Sales:
Controls - to external customers	$10,866	$19,774	-45%	-6%	-39%
Capacitors - to external customers	844	1,029	-18%	-31%	13%
Capacitors - inter-segment	25	22	14%	-41%	55%
Capacitors - total	869	1,051	-17%	-31%	14%
Total sales to external customers	11,710	20,803	-44%	-8%	-36%
Gross Profit:
Controls	3,956	7,260	-46%	-11%	-35%
Capacitors	387	336	15%	-43%	58%
Total	4,343	7,596	-43%	-12%	-31%
Selling research and administrative expenses and restructuring charge:
Controls	4,268	5,753	-25%	-15%	-10%
Capacitors	317	428	-26%	-28%	2%
Unallocated corporate expense	159	195	-18%	0%	-18%
Total	4,744	6,376	-26%	-16%	-10%
Operating (loss) income:
Controls	(312)	1,507	-121%	8%	-129%
Capacitors	70	(92)	-176%	26%	-202%
Unallocated corporate expense	(159)	(195)	-18%	0%	-18%
Total	(401)	1,220	-133%	8%	-141%
Other income and expense	(227)	(29)	683%	802%	-119%
(Loss) income before income taxes	(628)	1,191	-153%	-11%	-142%
Income taxes	194	(417)	-147%	-10%	-137%
Net (loss) income	$(434)	$774	-156%	-12%	-144%

Sales in the six months ended March 28, 2009 were $11,710,000, a decrease of $9,093,000, or 44%, compared to the same period last year when sales were $20,803,000. Foreign currency fluctuations accounted for a decrease in reported sales of $1,584,000, or 8%. Excluding the currency impact, volumes shipped were 36% lower than the same period last year. The reduced shipment volumes were due to significantly lower levels of demand across most of the Company’s customer base. Volumes in the controller business were 39% lower than in the same period last year, with volumes shipped lower in all geographic areas in which the Company operates. In the capacitor business, recorded sales to external customers decreased by $185,000 compared to the same period last year. Capacitor volumes in the first six months were higher by $130,000, or 13%. Foreign currency fluctuations accounted for a $315,000, or 31%, decrease in the reported sales of capacitors.

Gross profit was 37.1% of sales in this period compared to 36.5% in the comparable period in fiscal 2008. Gross profit reduced by $3,253,000, or 43%, compared to the first half of last year due to the reduction in volumes shipped in the period. In the controller business, gross profit decreased by $3,304,000, or 46%, compared to the first six fiscal months of fiscal 2008. In the capacitor business, gross profit of $387,000 was $51,000, or 15% ahead of last year.

Selling, research and administrative expenses and the restructuring charge were $4,744,000, a decrease of $1,632,000, or 26%, compared to the same period last year. Foreign currency fluctuations decreased reported selling, research and administrative expenses by $1,009,000, or 16%. Excluding the impact of the favorable currency fluctuations, selling, research and administrative expenses in the first six months of fiscal 2008 were $623,000, or 10% lower than the same period last year with lower spending in all areas. Total operating expenses included a charge of $303,000 relating to a restructuring program which was incurred in the second fiscal quarter of 2009.

There was an operating loss for the first half of fiscal 2009 of $401,000 compared with an operating income of $1,220,000 last year, a decrease of $1,621,000. Foreign currency fluctuations resulted in a $101,000 decrease in the reported operating loss for the Company. Excluding the currency impact, the operating loss for the controller business was $437,000 which was $1,944,000 lower than last year, due principally to the significantly lower demand for the Company’s products and the restructuring charge of $303,000 in the second fiscal quarter. In the capacitor business segment, there was an operating profit of $70,000 compared with an operating loss of $92,000 in the same period last year.

In the first half of fiscal 2009 interest expense was $16,000 compared to $53,000 in the same period last year. There was a foreign currency loss of $216,000 in fiscal 2009 compared to a gain of $20,000 in the same period last year, mainly due to the strength of the Euro compared to the British Pound and the US Dollar.

The Company recorded a loss before income taxes of $628,000 compared to an income before income taxes of $1,191,000 in the same period last year, a reduction of $1,819,000. Foreign currency fluctuations increased the pretax loss by $132,000.

 There was a net loss for the first half of the fiscal year of $434,000 or $.13 per share compared to a net income of $774,000 and $.24 per share in the same period in fiscal 2008.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the current uncertain economic outlook, the Board of Directors suspended payment of dividends in the first and second fiscal quarters of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis. In the first fiscal quarter, the Company paid a dividend declared for the fourth fiscal quarter of 2008 of $.03 per share, which amounted to $98,000. Cash balances at the end of the second quarter of fiscal 2009 were $754,000, compared to $1,630,000 on September 30, 2008, a decrease in cash of $876,000 in the first six months of fiscal 2009.

In the first half of fiscal 2009, there was a net loss of $434,000 and operating activities used $267,000 of cash. Excluding the impact of currency fluctuations, receivables decreased by $2,180,000 which generated cash during the period. The number of days sales in receivables reduced slightly in the first six months of fiscal 2009 from 65 days at September 30, 2008 to 63 days at March 28, 2009. Adjusted for the effects of currency, there was an increase in inventories of $869,000 and a reduction in accounts payable and accrued expenses of $555,000 and $324,000, respectively, which reduced cash balances during the second fiscal quarter. Capital expenditures in the first six months were $162,000. Exchange rate changes decreased reported cash by $349,000 in the first six months of fiscal 2009.

The Company has no long-term debt but has overdraft facilities of approximately $1.5 million in the UK and of $130,000 in France. At the end of the second quarter of fiscal 2009, the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by a long leasehold property owned by the Company and the French overdraft facilities are unsecured. In line with normal practice in Europe, both facilities can be withdrawn on demand by the bank. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Tech/Ops Sevcon Inc.'s capital resources and projected cash flows from operations, in the opinion of management, are adequate for projected operations and capital spending programs over the next twelve months. Capital spending programs are not expected to be significantly higher than depreciation over the next twelve months and projected volume is not expected to require significant additional cash resources. However, as discussed above, current economic conditions and the global decline in business activity are having a negative effect on the Company’s business. If these conditions continue, that may materially reduce the cash the Company is able to generate from operations, which may cause it to reduce the amounts it is able or willing to use for the foregoing purposes. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3     Quantitative and Qualitative Disclosures about Market Risk.

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year. Risks dealing with other contingencies are described in Note 6 to the Company’s Consolidated Financial Statements included under Item 8 of the Company’s 2008 10-K and other risks relating to the Company’s business are described under the caption “Risk Factors” in Part II, Item 1A below.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of fiscal 2009, approximately 53% of the Company’s sales were made in US Dollars, 22% were made in British Pounds and 25% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is also subject to fluctuations in foreign currency exchange rates.

Where appropriate, the Company previously engaged in hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company changed its policy during fiscal 2008 and ceased using such hedges. The Company had no foreign currency derivative financial instruments outstanding as of March 28, 2009.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of March 28, 2009. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of March 28, 2009 are expected to mature based on the exchange rate of the relevant foreign currency to US Dollars at March 28, 2009:

	(in thousands of dollars)
	Expected maturity or transaction date
	FY2009	FY2010	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	472	-	472	472
Accounts receivable in Euros	977	-	977	977
Accounts payable in British Pounds	393	-	393	393
Accounts payable in Euros	1,432	-	1,432	1,432
Anticipated Transactions
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	357	-	357	357
In Euros	347	-	347	347

Interest Rate Risk

The Company does not currently have any interest-bearing debt. The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of March 28, 2009.

The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at March 28, 2009, the risk arising from changes in these interest rates was not material.

Item 4    Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) have concluded that, as of March 28, 2009, these disclosure controls and procedures were effective.

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

PART II.    OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

In addition to the market risk factors set forth in Part 1A of our 2008 10-K and those relating to foreign currency and interest rate risk set out in Part I, Item 3 above, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They are currently experiencing a significant decline in demand. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Economic growth in the United States has slowed and macroeconomic conditions have deteriorated worldwide, causing a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets. These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 54% of the Company’s revenues in the second quarter of fiscal 2009 and the largest customer accounted for 17% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

The Company relies on certain suppliers and sub-contractors for its requirements for most components, sub-assemblies and finished products. In the event that such suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company’s cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

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

None.

Item 3    Defaults upon Senior Securities

None.

Item 4    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on January 27, 2009, the stockholders elected Paul B. Rosenberg and Bernard F. Start as directors of the Company to hold office until the 2012 Annual Meeting (subject to the election and qualification of their successors and to their earlier resignation, removal or death):

Name	Votes For	Votes Withheld
Paul B. Rosenberg	2,759,603	226,890
Bernard F. Start	2,433,189	553,304

Item 5    Other Information

None.

Item 6    Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC.

Date: May 11, 2009	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).