Form 10-Q
period 2009-06-27
TECH OPS SEVCON INC
filed 2009-08-07
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Common stock, par value $.10	3,326,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2009

PART I.    FINANCIAL INFORMATION

Item 1       Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	June 27, 2009	September 30, 2008
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$193	$1,630
Receivables, net of allowances for doubtful accounts of $87 at June 27, 2009 and $86 at September 30, 2008	3,529	7,087
Inventories	5,441	4,970
Prepaid expenses and other current assets	1,046	862
Total current assets	10,209	14,549
Property, plant and equipment:
At cost	11,023	11,600
Less: accumulated depreciation and amortization	7,958	8,053
Net property, plant and equipment	3,065	3,547
Long-term deferred tax asset	749	202
Goodwill	1,435	1,435
Other long-term assets	-	22
Total assets	$15,458	$19,755

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,516	$3,713
Dividend payable	-	98
Accrued expenses	1,676	2,410
Accrued and deferred taxes on income	-	56
Total current liabilities	3,192	6,277
Liability for pension benefits	283	378
Other long term liabilities	50	54
Total liabilities	3,525	6,709
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,326,322 shares at June 27, 2009 and 3,276,322 shares at September 30, 2008	333	328
Premium paid in on common stock	5,001	4,881
Retained earnings	7,630	8,364
Accumulated other comprehensive loss	(1,031)	(527)
Total stockholders’ equity	11,933	13,046
Total liabilities and stockholders’ equity	$15,458	$19,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$4,060	$10,015	$15,770	$30,818
Cost of sales	2,579	6,799	9,946	20,006
Gross Profit	1,481	3,216	5,824	10,812
Selling, research and administrative expenses	2,055	2,907	6,496	9,283
Restructuring charge	(5)	700	298	700
Operating (loss) income	(569)	(391)	(970)	829
Interest expense	(6)	(29)	(21)	(82)
Interest income	-	3	4	7
Foreign currency gain (loss)	79	(27)	(137)	(7)
(Loss) income before income taxes	(496)	(444)	(1,124)	747
Income taxes	196	155	390	(262)
Net (loss) income	$(300)	$(289)	$(734)	$485
Basic (loss) income per share	$(.09)	$(.09)	$(.23)	$.15
Fully diluted (loss) income per share	$(.09)	$(.09)	$(.23)	$.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Nine months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net (loss) income	$(300)	$(289)	$(734)	$485
Foreign currency translation adjustment	934	(17)	(528)	126
Changes in fair market value of cash flow hedges	-	115	-	(79)
Amortization of pension transition items to income	8	9	24	31
Comprehensive income (loss)	$642	$(182)	$(1,238)	$563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	June 27, 2009	June 28, 2008
Cash flow from operating activities:
Net (loss) income	$(734)	$485
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	412	518
Stock-based compensation	124	163
Pension contributions (greater than) less than pension expense	(6)	8
Deferred tax provision	19	32
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	3,062	888
Inventories	(642)	(12)
Prepaid expenses and other current assets	(139)	(92)
Accounts payable	(1,766)	(95)
Accrued expenses	(532)	(51)
Accrued and deferred taxes on income	(615)	(527)
Net cash (used by) generated from operating activities	(817)	1,317
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(194)	(678)
Net cash used by investing activities	(194)	(678)
Cash flow used by financing activities:
Dividends paid	(98)	(293)
Exercise of stock options	-	20
Net cash (used by) generated from financing activities	(98)	(273)
Effect of exchange rate changes on cash	(328)	(130)
Net (decrease) increase in cash	(1,437)	236
Beginning balance - cash and cash equivalents	1,630	1,014
Ending balance - cash and cash equivalents	$193	$1,250
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$235	$618
Cash paid for interest	$21	$82
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$98

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – June 27, 2009

(Unaudited)

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops Sevcon, Inc. as of June 27, 2009 and the results of operations and cash flows for the three months and nine months ended June 27, 2009 and June 28, 2008. These unaudited interim financial statements should be read in conjunction with the 2008 annual consolidated financial statements and related notes included in the 2008 Tech/Ops Sevcon, Inc. Annual Report filed on Form 10-K (the “2008 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The significant accounting policies followed by Tech/Ops Sevcon, Inc. are set forth in Note 1 to the financial statements in the 2008 10-K. Other than as set forth in Item 2, there have been no changes since the end of 2008 to the significant accounting policies followed by Tech/Ops Sevcon, Inc.

The results of operations for the nine month period ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

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

At June 27, 2009, the company did not have any financial assets or liabilities that were measured at fair value by level within the above fair value hierarchy; the adoption of SFAS No. 157 did not have a material impact on either the Company’s consolidated results from operations or its financial position.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of this standard will have an impact on our financial position, results of operations or cash flows.

We adopted the provisions of FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), on June 27, 2009. FSP FAS 107-1 and APB 28-1 amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows.

We adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), as of June 27, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 7, 2009, the date we have issued this Quarterly Report on Form 10-Q. No material recognized or non-recognizable subsequent events were identified.

(3)           Stock-Based Compensation Plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 54,500 shares reserved and available for grant at June 27, 2009. Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (SARs). Stock Appreciation Rights may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

The Company accounts for stock based compensation under SFAS 123R, “Share-Based Payment,” which defines a fair value based method of accounting for employee stock options or similar equity instruments.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants in the first nine months of 2009 or in 2008 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in 2009 or 2008. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the nine months ended June 27, 2009 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	63,500	$7.03	3 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 27, 2009	63,500	$7.03	2.1 years	$-
Exercisable at June 27, 2009	48,800	$7.30	2.5 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $2.70 closing market price of the Company’s common stock at June 26, 2009. As the option price of all shares under option is higher than the $2.70 closing market price of the Company’s common stock at June 26, 2009, the aggregate intrinsic value of all outstanding share options is nil. At June 27, 2009, there was $4,000 of total unrecognized compensation expense related to options granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1 year.

In January 2009, the Company granted 12,000 shares of restricted stock to six non-employee directors, which will vest on the day before the 2010 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $28,000 based on the fair market value of the stock on date of issue. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in the first nine months of 2009 was $12,000 and is anticipated to be $8,000 in each of the fourth quarter of 2009 and the first quarter of 2010.

In January 2009, the Company also granted 40,000 shares of restricted stock to five employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $83,000 based on the fair market value of stock on the date of issue. This unearned compensation is being charged to income on a straight line basis over five years. The charge to income for these employee restricted stock grants in the first nine months of 2009 was $7,000 and is anticipated to be approximately $4,000 in the fourth quarter of 2009 and each subsequent quarter thereafter until the first quarter of 2014.

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

Restricted stock activity for the nine months ended June 27, 2009 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2008	54,000	$6.47
Granted	52,000	$2.13
Vested	(25,000)	$6.50
Forfeited	(2,000)	$5.87
Non-vested balance as of June 27, 2009	79,000	$3.62

As of June 27, 2009, there was $221,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.2 years.

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock option expense under SFAS No. 123R	$6	$6	$19	$19
Restricted stock grants:
Employees	7	20	38	80
Non-employee directors	23	20	67	64
Total stock based compensation expense	$36	$46	$124	$163

(4)           Cash Dividends

While the Company has paid regular quarterly dividends in the past, due to the current uncertain economic outlook, the Board of Directors suspended the payment of dividends for the first, second and third quarters of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis.

(5)           Calculation of Earnings per Share and Weighted Average Shares Outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Nine Months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net (loss) income	$(300)	$(289)	$(734)	$485
Weighted average shares outstanding - basic	3,247	3,217	3,239	3,206
Basic (loss) income per share	$(.09)	$(.09)	$(.23)	$.15
Common stock equivalents	-	-	-	33
Weighted average shares outstanding - diluted	3,247	3,217	3,239	3,239
Diluted (loss) income per share	$(.09)	$(.09)	$.23	$.15
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	64	69	64	38
No. of shares of non-vested restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	79	54	79	-

(6)           Segment information

        The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces microprocessor based controls and accessories for zero emission electric vehicles. The capacitors segment produces electronic components for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitors segment has its own manufacturing facility.

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

	(in thousands of dollars)
	Three months ended June 27, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$3,665	$395	$-	$4,060
Inter-segment revenues	-	6	-	6
Operating (loss) income	(461)	7	(115)	(569)
Identifiable assets	14,056	791	611	15,458

	Three months ended June 28, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,499	$516	$-	$10,015
Inter-segment revenues	-	6	-	6
Operating loss	(242)	(82)	(67)	(391)
Identifiable assets	20,320	824	553	21,697

	Nine months ended June 27, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$14,531	$1,239	$-	$15,770
Inter-segment revenues	-	31	-	31
Operating (loss) income	(773)	77	(274)	(970)
Depreciation and amortization	386	24	2	412
Identifiable assets	14,056	791	611	15,458
Capital expenditures	187	7	-	194

	Nine months ended June 28, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$29,273	$1,545	$-	$30,818
Inter-segment revenues	-	28	-	28
Operating income (loss)	1,265	(174)	(262)	829
Depreciation and amortization	477	38	3	518
Identifiable assets	20,320	824	553	21,697
Capital expenditures	635	43	-	678

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Electronic controls for zero emission electric vehicles	$1,811	$6,580	$8,259	$20,429
Accessory and aftermarket products and services	1,854	2,919	6,272	8,844
Total controls segment revenues	$3,665	$9,499	$14,531	$29,273

(7)           Research and Development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 27, 2009	June 28, 2008	June 28, 2009	June 28, 2008
Research and Development expense	$621	$899	$2,057	$2,895
Percentage of sales	15.3%	9.0%	13.0%	9.4%

(8)           Employee Benefit Plans

Tech/Ops Sevcon, Inc. has defined benefit plans covering the majority of its US and UK employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost as defined by SFAS No. 158:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$88	$152	$254	$459
Interest cost	288	350	830	1,054
Expected return on plan assets	(277)	(346)	(797)	(1,044)
Amortization of prior service cost	12	15	34	45
Net periodic benefit cost	111	171	321	514
Net cost of defined contribution plans	$6	$12	$23	$34

The following table sets forth the movement in the liability for pension benefits in accordance with SFAS No. 158 in the nine months ended June 27, 2009:

	(in thousands of dollars)
	Nine Months ended
	June 27, 2009	June 28, 2008
Liability for pension benefits at beginning of period	$378	$2,244
Net periodic benefit cost	321	514
Plan contributions	(305)	(495)
Effect of exchange rate changes	(111)	(84)
Balance at end of period	$283	$2,179

Tech/Ops Sevcon, Inc. did not contribute to its US pension plan in the nine months ended June 27, 2009; it presently anticipates contributing $94,000 to fund its US plan in the remainder of 2009. In addition, employer contributions to the UK defined benefit plan were $305,000 in the first nine months and are estimated to total $422,000 in 2009.

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	June 27, 2009	September 30, 2008
Raw materials	$1,036	$930
Work-in-process	63	96
Finished goods	4,342	3,944
	$5,441	$4,970

(10)          Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of June 27, 2009 and September 30, 2008, approximates fair value due to the short-term nature of these instruments.

(11)         Accrued expenses

Set out below is an analysis of other accrued expenses at June 27, 2009 and September 30, 2008, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	June 27, 2009	September 30, 2008
Accrued compensation and related costs	$689	$603
Warranty reserves	207	362
Other accrued expenses	780	1,445
	$1,676	$2,410

(12)        Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Warranty reserves at beginning of period	$193	$398	$362	$458
Decrease in beginning balance for warranty obligations settled during the period	(7)	(65)	(243)	(363)
Other changes to pre-existing warranties	(7)	-	86	-
Foreign currency translation adjustment	20	-	(29)	-
Net increase in warranty reserves for products sold during the period	8	48	31	286
Warranty reserves at end of period	$207	$381	$207	$381

(13)        Restructuring charge

In March 2009, the Company announced a limited restructuring program in the controls business segment to reduce operating expense in response to the current economic downturn and the resultant lower demand for the Company’s products. The program, which was completed in April 2009, resulted in the termination of 21 employees across the Company’s operations in the US, the UK, France and Japan. There was a restructuring charge in the nine months ended June 27, 2009 of $298,000, which comprised one-time employee severance costs, associated professional fees and other costs relating to this program.

The following table summarizes the components of the restructuring charge for the period ended June 27, 2009:

(in thousands of dollars)
Severance and other related costs	$249
Professional fees and other costs	49
Total restructuring charge	$298

The following table summarizes the liabilities related to the 2009 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2008	Charges	Payments	Balance at June 27, 2009
Severance and other related costs	-	249	249	-
Professional fees and other costs	-	49	49	-
Total	-	298	298	-

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

CRITICAL ACCOUNTING ESTIMATES

As of June 27, 2009, there have been no material changes to the critical accounting estimates described in the Company’s 2008 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Pension Plan Assumptions

The Company’s pension plans are significant relative to the size of the Company. Pension plan assets were $18,162,000 at September 30, 2008 and the total assets of the Company were $19,755,000 at that date ($15,458,000 at June 27, 2009). Although the plan assets are not included in the assets of the Company, they were equal to 92% of the Company’s total assets at September 30, 2008 compared to 117% of the Company’s total assets at June 27, 2009. In accordance with SFAS No. 158 the funded status of the pension plans (plan assets less the accumulated benefit obligation) is recognized in the Company’s balance sheet as “Liability for pension benefits”, which amounted to $283,000 at June 27, 2009, compared to $378,000 at September 30, 2008.

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

The table below sets out the approximate impact on the funded status of the Company’s pension plans at June 27, 2009 that the Company estimates would arise from the respective changes in significant plan assumptions. The data used to calculate the estimated impact on the funded status at June 27, 2009 is derived from the most recently available actuarial review of the pension plans with an effective date of September 30, 2008:

Plan Assumption	Change in Assumption (increase)	Impact on Funded Status (in thousands of dollars) (decrease)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$450	155%
Inflation rate	0.1%	300	103%
Salary Increase	0.5%	775	267%
Mortality rate	1 year	375	129%

Goodwill Impairment

As discussed in our 2008 10-K, the Company carries out an annual assessment of the realizability of goodwill. Despite the current uncertain economic outlook, management believes the goodwill of $1,435,000 at June 27, 2009 is not impaired. However, if in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock continue to decline significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended June 27, 2009 and June 28, 2008

Due to the continuing economic recession our customers have experienced substantially lower demand for their products in construction, transportation, shipping and other economic activity. This situation has resulted in a materially adverse demand for our products from our customers. The following table compares results by segment for the third quarter of 2009 with the prior year period and shows the percentage changes in total and split between the currency impact and volume / other changes:

	Three months ended
	(in thousands of dollars)		% change due to:
	June 27, 2009	June 28, 2008	Total	Currency	Volume / other
Sales:
Controls - to external customers	$3,665	$9,499	-61	-3	-59
Capacitors - to external customers	395	516	-23	-20	-3
Capacitors - inter-segment	6	6	0	-32	32
Capacitors - total	401	522	-23	-20	-3
Total sales to external customers	4,060	10,015	-59	-3	-56
Gross Profit:
Controls	1,306	3,027	-57	5	-62
Capacitors	175	189	-7	-25	18
Total	1,481	3,216	-54	4	-58
Selling research and administrative expenses and restructuring charge:
Controls	1,767	3,269	-46	-8	-38
Capacitors	168	271	-38	-16	-22
Unallocated corporate expense	115	67	72	0	72
Total	2,050	3,607	-43	-9	-34
Operating (loss) income:
Controls	(461)	(242)	-90	180	-270
Capacitors	7	(82)	109	-6	114
Unallocated corporate expense	(115)	(67)	-72	0	-72
Total	(569)	(391)	-46	110	-156
Other income and expense	73	(53)	238	200	38
Loss before income taxes	(496)	(444)	-12	121	-133
Income taxes	196	155	26	-117	143
Net loss	$(300)	$(289)	-4	123	-127

Sales in the third quarter ended June 27, 2009 declined by $5,955,000, or 59%, to $4,060,000 compared to $10,015,000 in the same quarter last year, as customers continue to reduce existing inventory. Volumes shipped were 56% lower. Foreign currency fluctuations, mainly the strengthening of the US dollar against the British Pound and the Euro reduced reported sales by $366,000, or 3%, compared to the third quarter of 2008. In the controls business, volumes shipped were lower in all geographic areas in which the Company operates, except for China. The most significant reduction was in the global demand for industrial vehicles. The Company has seen some stabilization in its markets, which has led to a modest recent recovery in order intake.  In addition, new product introduction has led to customer gains in on- road vehicle applications since the beginning of the third quarter; however, there cannot yet be any assurance that these gains will translate into increased sales. In the capacitor business, volumes shipped were 3% lower than during the third quarter last year, which was largely due to lower demand from customers in the industrial sector. Currency changes, mainly the strengthening of the US Dollar against the British Pound, reduced reported total sales in the capacitor business by $105,000, or 20%, from the third quarter of 2008.

Gross profit of $1,481,000 was 36.5% of sales in the third quarter compared to $3,216,000 or 32.1% of sales in the same quarter last year. In June of 2008 the Company took action to close its remaining controls manufacturing activities in the UK and reduce associated overheads. A combination of the savings realized from this action, negotiated material cost reductions and foreign currency fluctuations improved the gross margin percentage. The reduction in gross profit of $1,735,000 was largely due to the lower volume of products shipped, partially offset by the savings achieved in production-related overheads and lower material costs. Foreign currency fluctuations increased reported gross profit by $113,000.

Selling, research and administrative expenses and restructuring charges in the third quarter of 2009 were $2,050,000, a reduction of $1,557,000, or 43%, compared to the same period last year when the Company incurred a restructuring charge of $700,000. Foreign currency fluctuations reduced operating expense by $318,000 or 9%, compared with the same quarter last year. Excluding the impact of currency fluctuations, selling, research and administrative expenses were $539,000, or 15%, lower in the third quarter compared to the same period last year due largely to restructuring actions taken in the third quarter of 2008 and the second quarter of 2009.

There was an operating loss in the third quarter of $569,000, compared with an operating loss of $391,000 in the same period last year when the Company incurred a restructuring charge of $700,000. Lower shipment volumes reduced operating profit by $2,299,000. Foreign currency fluctuations had an overall positive impact of $430,000 in the quarter. Lower overhead costs in cost of sales and  lower selling, research and administrative expenses and restructuring charges  improved operating profit by $1,691,000 compared to the same quarter last year. In the capacitor business segment, there was an operating profit of $7,000 compared with an operating loss of $82,000 in the third quarter last year.

In the third quarter, interest expense was $5,000, a reduction of $24,000 compared to the prior year. There was a foreign currency gain of $79,000 in the third quarter of 2009 compared to a loss of $27,000 in the same period last year. The foreign currency gain in the third quarter of 2009 was due to the weakening of the US Dollar compared to the British Pound and the Euro during the quarter.

The Company recorded a loss before income taxes of $496,000 in the third quarter of 2009 compared to a loss before income taxes of $444,000 in the same period last year. The main reasons for the higher losses were the reduction in shipments due to the global economic slowdown, partially offset by the actions taken by the Company to reduce overheads and material costs and by favorable currency movements in the quarter.

There was a net loss for the quarter of $300,000 or $0.09 per share compared to a net loss of $289,000 and $0.09 per share in the third quarter of 2008.

Nine months ended June 27, 2009 and June 28, 2008

The following table compares the results by segment for the nine months ended June 27, 2009 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume / other changes.

	Nine months ended
	(in thousands of dollars)		% change due to:
	June 27, 2009	June 28, 2008	Total	Currency	Volume / other
Sales:
Controls - to external customers	$14,531	$29,273	-50	-5	-45
Capacitors - to external customers	1,239	1,545	-20	-27	7
Capacitors - inter-segment	31	28	11	-39	50
Capacitors – total	1,270	1,573	-19	-27	8
Total sales to external customers	15,770	30,818	-49	-6	-43
Gross Profit:
Controls	5,262	10,287	-49	-6	-43
Capacitors	562	525	7	-36	43
Total	5,824	10,812	-46	-7	-39
Selling research and administrative expenses and restructuring charge:
Controls	6,035	9,022	-33	-13	-20
Capacitors	485	699	-31	-23	-8
Unallocated corporate expense	274	262	5	0	5
Total	6,794	9,983	-32	-13	-19
Operating (loss) income:
Controls	(773)	1,265	-161	44	-205
Capacitors	77	(174)	-144	17	-161
Unallocated corporate expense	(274)	(262)	5	0	5
Total	(970)	829	-217	64	-281
Other income and expense	(154)	(82)	-88	-154	66
(Loss) income before income taxes	(1,124)	747	-250	54	-304
Income taxes	390	(262)	-249	54	-303
Net (loss) income	$(734)	$485	-251	55	-306

Sales in the nine months ended June 27, 2009 were $15,770,000, a decrease of $15,048,000, or 49%, compared to the same period last year when sales were $30,818,000. Foreign currency fluctuations accounted for a decrease in reported sales of $1,948,000, or 6%. Excluding the currency impact, volumes shipped were 43% lower than the same period last year. The reduced shipment volumes were due to significantly lower levels of demand across most of the Company’s customer base due to the present challenging economic climate for our customer’s products. Volumes in the controller business were 45% lower than in the same period last year, with volumes shipped lower in all geographic areas in which the Company operates. In the capacitor business, recorded sales to external customers decreased by $306,000 compared to the same period last year. Capacitor volumes in the first nine months were higher by $112,000, or 7%. Foreign currency fluctuations accounted for a $418,000, or 27%, decrease in the reported sales of capacitors.

Gross profit was 36.9% of sales in this period compared to 35.1% in the comparable period in 2008. Reported gross profit reduced by $4,988,000, or 46%, compared to the first nine months of last year. The reduction in gross profit was largely due to the reduction in volumes shipped so far this year, partially offset by the savings from the Company’s actions to reduce overhead costs in the third quarter of 2008 and in the second quarter of 2009. In the controller business, gross profit of $5,262,000 was $5,025,000, or 49% lower than in the first nine months of 2008. In the capacitor business, gross profit of $562,000 was $37,000, or 7% ahead of last year.

Selling, research and administrative expenses and restructuring charges were $6,794,000, a decrease of $3,189,000, or 32%, compared to the same period last year. Foreign currency fluctuations decreased reported operating expenses by $1,326,000, or 13%. Excluding the impact of the favorable currency fluctuations, selling, research and administrative expenses and restructuring charges in the first nine months of 2009 were $1,863,000, or 19% lower than the same period last year, with lower spending in all areas. Restructuring charges were $298,000 in the first nine months of 2009 compared to a charge of $700,000 in the same period last year.

There was an operating loss for the first nine months of 2009 of $970,000 compared with operating income of $829,000 last year, a decrease of $1,799,000. Lower shipments in the first nine months of 2009 compared to the same period in 2008 reduced operating income by $4,789,000. Foreign currency fluctuations improved the reported operating loss for the Company by $531,000. Lower overhead costs in cost of sales and lower selling, research and administrative expenses and restructuring charges improved operating profit by $2,459,000 compared to the same period last year. In the first nine months of 2009 the Company incurred a charge of $298,000 to reduce costs due to the decline in the global economic outlook for its customer’s products. In the capacitor business segment, there was an operating profit of $77,000 compared with an operating loss of $174,000 in the same period last year; this was primarily due to an improvement in the mix of capacitor sales as well as the impact of the restructuring action taken in 2008.

In the first nine months of 2009, interest expense was $21,000 compared to $82,000 in the same period last year. There was a foreign currency loss of $137,000 in 2009 compared to a loss of $7,000 in the same period last year, mainly due to the strength of the Euro compared to the British Pound and the US Dollar.

The Company recorded a loss before income taxes of $1,124,000 compared to income before income taxes of $747,000 in the same period last year, a reduction of $1,871,000. Foreign currency fluctuations reduced the pretax loss by $405,000. The main reason for this was the reduction in shipments experienced in 2009.

There was a net loss for the first nine months of the year of $734,000 or $0.23 per share compared to a net income of $485,000 and income per share of $0.15 in the same period in 2008.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the current uncertain economic outlook, the Board of Directors suspended payment of dividends in the first, second and third quarters of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis. In the first quarter, the Company paid a dividend declared for the fourth quarter of 2008 of $.03 per share, which amounted to $98,000. Cash balances at the end of the third quarter of 2009 were $193,000, compared to $1,630,000 on September 30, 2008, a decrease in cash of $1,437,000 in the first nine months of 2009.

In the first nine months of 2009, there was a net loss of $734,000 and operating activities used $817,000 of cash. Excluding the impact of currency fluctuations, receivables decreased by $3,062,000, which generated cash during the period. The number of days sales in receivables increased in the first nine months of 2009 from 65 days at September 30, 2008 to 73 days at June 27, 2009. The present economic situation has meant that some customers have been conserving cash and paying later than normal. Management continually reviews reserves for doubtful accounts and has receivables insurance covering much of the Company’s outstanding receivables. Adjusted for the effects of currency, there was an increase in inventories of $642,000 in the first nine months of 2009. The main reason for the increase in inventories was that the Company had existing commitments upon its suppliers when, at the end of the first quarter, there was an extremely sharp decline in orders from its customers. When adjusted for currency, inventories came down by $300,000 in the third quarter. The Company reviews its inventories for obsolescence on a quarterly basis and sees no need to provide further reserves at this time. There was also a reduction in accounts payable and accrued expenses of $1,766,000 and $532,000, respectively, which reduced cash balances during first nine months of 2009. The reduction in accounts payable and accrued expenses was due to the significant reduction in the Company’s business activity during the nine month period to June 27, 2009. Capital expenditures in the first nine months were $194,000. Exchange rate changes decreased reported cash by $328,000 in the first nine months of 2009.

The Company has no long-term debt but has overdraft facilities of approximately $1.8 million in the UK and $140,000 in France. At the end of the third quarter of 2009, the Company had no borrowings against these overdraft facilities. The UK overdraft facilities are secured by UK real estate property owned by the Company and the French overdraft facilities are unsecured. In line with normal practice in Europe, both facilities can be withdrawn on demand by the bank. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Tech/Ops Sevcon, Inc.'s capital resources and projected cash flows from operations, in the opinion of management, are adequate for projected operations and capital spending programs over the next twelve months. Capital spending programs are not expected to be significantly higher than depreciation over the next twelve months and projected volume is not expected to require significant additional cash resources. However, as discussed above, current economic conditions and the global decline in business activity continue to have a negative effect on the Company’s business. If these conditions continue, that may materially reduce the cash the Company is able to generate from operations, which may cause it to reduce the amounts it is able or willing to use for the foregoing purposes. In addition, to the extent the Company’s increasing development of new products, such as on road vehicle applications, that are not yet in inventory results in sales, additional resources will be needed to manufacture these products for sale. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results. The Company owns real estate property in the UK that could be used as collateral for raising additional borrowings, if appropriate.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of 2009, approximately 54% of the Company’s sales were made in US Dollars, 22% were made in British Pounds and 24% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the US Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into US Dollars is also subject to fluctuations in foreign currency exchange rates.

The Company previously engaged in hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company changed its policy during 2008 and ceased using such hedges. The Company had no foreign currency derivative financial instruments outstanding as of June 27, 2009.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of June 27, 2009. The information is provided in US Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of June 27, 2009 are expected to mature based on the exchange rate of the relevant foreign currency to US Dollars at June 27, 2009:

	(in thousands of dollars)
	Expected maturity or transaction date
	FY2009	FY2010	Total	Fair Value
On balance sheet financial instruments:
In $ US Functional Currency
Accounts receivable in British Pounds	484	-	484	484
Accounts receivable in Euros	567	-	567	567
Accounts payable in British Pounds	545	-	545	545
Accounts payable in Euros	500	-	500	500
Anticipated Transactions
In $ US Functional Currency
Firmly committed sales contracts
In British Pounds	669	48	717	717
In Euros	284	52	336	336

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of June 27, 2009.

The Company does not currently have any long-term interest-bearing debt. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4     Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of June 27, 2009, these disclosure controls and procedures were effective.

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

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They are currently experiencing a significant decline in demand. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Economic growth in the United States and other principal economies has slowed and macroeconomic conditions have deteriorated worldwide, causing a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets. These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 54% of the Company’s revenues in the third quarter of 2009 and the largest customer accounted for 23% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

Damage to the Company’s or sub-contractors’ buildings would hurt results.

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

TECH/OPS SEVCON, INC.

Date: August 7, 2009	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).