Form 10-K
period 2009-09-30
TECH OPS SEVCON INC
filed 2009-12-17
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
                                                                                     (Mark One)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of March 28, 2009, 3,326,322 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $3,650,000. As of December 2, 2009, 3,326,322 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 26, 2010 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

• General Description

Tech/Ops Sevcon, Inc. (“Tech/Ops Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles. In fiscal 2009, the Company became increasingly involved in developing products for the on-road electric vehicle market. Over the past three years, the Company has outsourced the manufacturing of its controllers to independent subcontractors headquartered in Poland and the U.S.; the U.S. subcontractor has plants in Mexico and China in which the Company’s product is manufactured. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metalized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 92% of the Company’s revenues in 2009 were derived from the controls business and 8% from the capacitor business. The largest customer accounted for 14% of sales in fiscal 2009 compared to 13% in fiscal 2008.

In fiscal 2009, sales totaled $20,339,000 compared to $39,219,000 in the previous year. Foreign currency fluctuations accounted for a decrease of $2,175,000 in reported sales. Excluding the foreign currency impact, sales volumes decreased by 43% compared to fiscal 2008. There was an operating loss of $1,866,000 in fiscal 2009 compared to an operating income of $1,174,000 in the previous year. There was a net loss for the year after income taxes of $1,475,000, or $.46 per diluted share, compared to net income after income taxes of $804,000, or $.25 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of fiscal 2009 performance.

• Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $10,787,000 and $15,953,000 or 53% and 41% of total sales respectively in fiscal years 2009 and 2008. Approximately 53% of sales are made to 10 manufacturers of electric vehicles in the United States, Europe and the Far East. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors on page 4 regarding sales and operations outside the United States, which are incorporated by reference herein.

• Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

• Backlog

Tech/Ops Sevcon's backlog at September 30, 2009 was $3,691,000 and $5,349,000 at September 30, 2008, a reduction of 31%.

• Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials. However, the Company relies principally on two main suppliers for all of its requirements for certain components, sub-assemblies, and finished products: Fideltronik in Poland and Keytronic in the U.S. In respect of Keytronic, the Company’s components are manufactured at two separate plants, in Mexico and China. The Company is taking steps to reduce its reliance on any single subcontractor and, as a consequence, to diversify its risk.

INDEX

• Competition

The Company has global competitors which are divisions of larger public companies, including Danaher’s Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in U.S., Italy and Slovenia, respectively, that have international operations. In addition, some large fork lift truck manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

• Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditures amounted to $2,643,000 in 2009, compared to $3,802,000 in 2008. Of the reduction in reported research and development expense of $1,159,000 in fiscal 2009, $530,000 was due to favorable foreign currency fluctuations and $629,000 was due to reduced expenditure overall as a result of the adverse global economic situation.

• Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon. In fiscal 2009 the Company achieved accreditation to ISO14001 the international standard for Environmental Management Systems.

· Executive Officers

Information about our executive officers is incorporated by reference from Part III, Item 10 of this report.

• Employees and labor relations

As of September 30, 2009, the Company employed 96 full-time employees, of whom 13 were in the United States, 72 were in the United Kingdom (of which 25 were employed by the capacitor business), 8 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 12, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies will harm our business

The Company’s customers are mainly manufacturers of capital goods such as automobiles, buses, fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They are currently experiencing a significant decline in demand. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Economic growth in the United States and other principal economies has slowed and macroeconomic conditions have deteriorated worldwide, causing a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets. These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

INDEX

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 53% of the Company’s revenues in fiscal 2009 and the largest customer accounted for 14% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The Company has substantial sales and operations outside the United States that could be adversely affected by changes in international markets

A significant portion of our operations and business are outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Far East as well as in the United States. A consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value versus the U.S. Dollar. Significant fluctuations in foreign exchange rates can and do have a material impact on our financial results, which are reported in U.S. Dollars. Other risks associated with international business include: changing regulatory practices and tariffs; staffing and managing international operations, including complying with local employment laws; longer collection cycles in certain areas; and changes in tax and other laws.

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

Damage to the Company’s or sub-contractors’ buildings would hurt results

In the electronic controls segment the majority of the Company’s finished product is produced in three separate plants in Poland, Mexico and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

Product liability claims may have a material adverse effect

The Company’s products are technically complex and are installed and used by third parties. Defects in their design, installation, use or manufacturing may result in product liability claims against the Company. Such claims may result in significant damage awards, and the cost of any such litigation could be material.

ITEM 2 PROPERTIES

The U.S. subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom (U.K.) electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space, respectively. The land on which these buildings stand is held on ground leases expiring in 2068 and 2121, respectively. The U.K. subsidiary sub-lets approximately 11,000 square feet of unused space in one of its buildings for a five-year term expiring in 2011. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

INDEX

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 1, 2008, the Company moved its listing from the American Stock Exchange to the NASDAQ Capital Market. The Company’s Common Stock trades under the symbol TO. A summary of the market prices of, and dividends paid on, the Company’s Common Stock is shown below. At December 2, 2009, there were approximately 183 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2009 Quarters
Cash dividends per share	$-	$-	$-	$-	$-
Common stock price per share-High -Low	$5.08 1.93	$3.99 1.33	$2.73 1.11	$3.81 2.03	$5.08 1.11
2008 Quarters
Cash dividends per share	$.03	$.03	$.03	$.03	$.12
Common stock price per share - High - Low	$9.07 6.30	$8.43 5.75	$8.55 6.30	$6.75 4.00	$9.07 4.00

While the Company has paid regular quarterly dividends in the past, due to the uncertain economic outlook, the Board of Directors suspended the payment of dividends beginning in the first quarter of 2009 and will consider whether to resume paying dividends on a quarter by quarter basis.

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 53% of the Company’s sales. At September 30, 2009, the allowance for bad debts amounted to $92,000, which represented 3% of receivables.

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

INDEX

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

If the financial condition of any of the Company's customers is worse than estimated or were to deteriorate, resulting in an impairment of its ability to make payments, the Company’s results may be adversely affected and additional allowances may be required. With the exception of a significant loss of $562,000 in fiscal 2001 relating to one U.S. customer, credit losses have not been significant in the past ten years.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2009 was $600,000, or 11% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

At September 30, 2009, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an annual assessment to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded in 2009 that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

INDEX

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense or liabilities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. At September 30, 2009 there was a pension liability on the Company’s balance sheet of $7,166,000. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2009, pension plan assets were $14,375,000, plan liabilities were $21,541,000, and the total assets of the Company were $16,810,000. In accordance with FASB guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position.

In common with most other defined benefit pension plans in the U.S. and U.K, there has been a significant deterioration during the fiscal year in the funded status of the Company’s pension plans. The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $378,000 at September 30, 2008 to a deficit of $7,166,000 at September 30, 2009. The increase in this liability was due to several factors, including, a reduction in the weighted average discount rate from 6.89% at September 30, 2008 to 5.65% at September 30, 2009 and, in addition, a reduction in the value of pension plan assets due to the current economic climate.

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2009 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	0.1%	$ 509	7%
Inflation rate	0.1%	369	5%
Salary Increase	0.5%	652	9%
Mortality rate	1 year	479	7%

INDEX

• A) Results of Operations

2009 compared to 2008

The following table compares the fiscal 2009 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

			(in thousands of dollars except percentages)
				% change due to:
	2009	2008	Total	Currency	Volume
Sales
Controls - to external customers	$18,783	$37,280	-50%	-5%	-45%
Capacitors- to external customers	1,556	1,939	-20%	-23%	3%
Capacitors - inter-segment	37	45	-18%	-23%	5%
Capacitors – total	1,593	1,984	-20%	-23%	3%
Total sales to external customers	20,339	39,219	-48%	-5%	-43%
Gross Profit
Controls	6,321	13,074	-52%	-5%	-47%
Capacitors	701	700	0%	-29%	29%
Total	7,022	13,774	-49%	-6%	-43%
Selling research and administrative expenses and restructuring charge
Controls	7,531	10,556	-29%	-10%	-19%
Capacitors	637	884	-28%	-10%	-18%
Restructuring charge	356	700	-49%	-8%	-41%
Unallocated corporate expense	364	460	-21%	0%	-21%
Total	8,888	12,600	-29%	-12%	-17%
Operating income (loss)
Controls	(1,528)	1,818	-184%	38%	-222%
Capacitors	26	(184)	-114%	3%	-117%
Unallocated corporate expense	(364)	(460)	-21%	0%	-21%
Total	(1,866)	1,174	-259%	58%	-317%
Other income and expense	(201)	63	-419%	-508%	89%
Income (loss) before income taxes	(2,067)	1,237	-267%	30%	-297%
Provision (benefit) for income taxes	592	(433)	-237%	24%	-261%
Net income (loss)	$(1,475)	$804	-283%	33%	-316%

The Company’s products in the controls segment are used in electric vehicles to efficiently convert the electrical energy from the power source and control its use by the electric motors. The Company’s main customers in this segment manufacture electric vehicles for on-road, off-road and industrial applications including, construction, distribution, mining, airport ground support and utility applications. As a result of reduced activity in these sectors due to the global economic environment during the year, some of the Company’s customers saw between 60% and 85% reduction in demand for new vehicles. This led to the substantial reduction in output by these vehicle manufacturers and a corresponding weakness in demand for the Company’s products that was both broad and deep in several application areas.

In fiscal 2009 sales revenues were $20,339,000, a decrease of $18,880,000, or 48%, compared to fiscal 2008. In fiscal 2009 approximately 47% of the Company’s sales were made outside the United States and were denominated in currencies other than the U.S. Dollar, principally the Euro and the British Pound; accordingly, those revenues are subject to fluctuation when translated into U.S. Dollars. In fiscal 2009, the average U.S. Dollar exchange rate was 22% and 10% lower compared to the British Pound and the Euro, respectively, than in fiscal 2008. As a result, foreign currency sales denominated in British Pounds and Euros translated into fewer U.S. Dollars. The overall impact to fiscal 2009 was that reported sales decreased by $2,175,000, or 5%, due to currency rate changes. Excluding the currency impact, volumes shipped in the controls business segment were 45% lower than in fiscal 2008, with lower shipment volumes in all geographic areas in which the Company operates. Volumes shipped in the United States were lower in the aerial lift, fork lift truck, airport ground support and other electric vehicle markets although shipments to the mining sector were in line with last year. Volumes shipped in Europe and the Far East decreased significantly due to lower demand across all sectors, geographic locations and applications.

INDEX

In the capacitor business, reported sales to external customers decreased by $383,000, or 20%, compared to fiscal 2008. Capacitor volumes shipped were $63,000, or 3%, higher than last year due to higher demand in the railway signaling market; however, this was more than offset by a $446,000, or 23% decrease, in revenues due to currency exchange rate changes.

Management believes that the worldwide activity in the construction and transportation sectors is stabilizing at its present low levels and, therefore, does not anticipate further significant deterioration in demand for the Company’s products from its traditional customer base. In some sectors of the controls business demand for the Company’s products increased in the fourth fiscal quarter. These areas tended to be in new applications with new products and new customers. It is too early in the development of these opportunities to say whether they will have a material effect on future results.

Cost of sales was $13,317,000 compared to $25,445,000 in fiscal 2008, a decrease of $12,128,000. The reduction in cost of sales was due to the significant reduction in volumes shipped in 2009 compared to the prior year.

Gross profit was $7,022,000, or 34.5% of sales, compared to $13,774,000, or 35.1% of sales, in fiscal 2008. Foreign currency fluctuations had a net adverse impact on gross profit of $796,000. This was due to the strength of the U.S. Dollar compared with the British Pound and the Euro, which had an adverse impact on sales of $2,175,000 but which was partially offset by a favorable currency impact on cost of sales of $1,379,000. In the controls segment, gross profit of $6,321,000 was 52% behind last year; this compared to a decrease in volumes shipped of 50%. In the capacitor segment gross profit was flat compared to fiscal 2008 at $701,000, despite a reduction in reported sales of $383,000, which was caused by foreign currency movements. Capacitor business gross profit was 44.0% of sales in fiscal 2009 compared to 35.3% of sales in fiscal 2008. The increase in the capacitor business gross profit percentage was mainly due to a substantial increase in the proportion of sales to higher margin customers. The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

		(in thousands of dollars except percentages)
	Sales	Cost of sales	Gross Profit	Gross Profit %
Actual Fiscal 2008	$39,219	$25,445	$13,774	35.1%
Change in fiscal 2009 due to:
Foreign currency fluctuations	(2,175)	(1,379)	(796)	(0.4%)
Decreased volume, assuming 2008 gross profit percentage	(16,705)	(10,842)	(5,863)	-
Other cost of sales changes, net	-	93	(93)	(0.2%)
Actual Fiscal 2009	$20,339	$13,317	$7,022	34.5%

Selling, research and administrative expenses before the restructuring charge (operating expenses) were $8,532,000, a decrease of $3,368,000, or 28%, compared to fiscal 2008. Favorable foreign currency fluctuations decreased reported operating expenses by $1,440,000, or 12%. In fiscal 2009, expenditure on new product engineering and selling expenses reduced by $629,000 and $585,000, respectively, before the impact of currency fluctuations. However, management anticipates that expenditure on new product engineering will increase in 2010 as a result of the increase in activity. Administrative expenses, including corporate expense, decreased by $714,000 before the impact of currency fluctuations. In April 2009, to preserve cash and lower the costs of the business, the Company implemented a 10% salary and fee sacrifice for its employees and directors. This sacrifice was still in place at the end of the fiscal year. This sacrifice lowered operating costs by $310,000. The Company has restored salaries and fees to previous levels in December 2009.

An analysis of the year-to-year change in selling, research and administrative expenses, before restructuring charges, is set out below:

Selling, research and administrative expenses, before restructuring charges	(in thousands of dollars)
Reported expense in fiscal 2009	$8,532
Reported expense in fiscal 2008	11,900
Decrease in expense	(3,368)
Decrease due to:
Effect of exchange rate changes	(1,440)
Lower research and sales and marketing expense, net of currency effect	(1,214)
Lower administrative expense, net of currency effect	(714)
Total decrease in selling, research and administrative expenses, before restructuring charges in fiscal 2009	$(3,368)

INDEX

The Company incurred a restructuring charge of $356,000 in 2009 to reduce operating expense in both the controls and the capacitor segments in response to the severe economic downturn and the resultant lower demand for the Company’s products. The program resulted in the termination of 23 employees across the Company’s operations in the U.S., the U.K., France and Japan. The restructuring charge comprised one-time employee severance costs, associated professional fees and other costs relating to this program. In 2008, the Company incurred a restructuring charge of $700,000 associated with the closure of the residual manufacturing operations in the U.K. controls business and a reduction in staff in the capacitor business segment. The restructuring charge, taken in the third quarter of fiscal 2008, comprised employee severance costs and associated professional fees relating to this program. These actions followed a review of the controls business segment which identified an opportunity to significantly reduce ongoing manufacturing costs through further reliance on subcontractors to manufacture the Company’s products. The program, which was completed in June 2008, resulted in the termination of 36 employees in the controls business and 5 employees in the capacitor business.

There was an operating loss of $1,866,000 in fiscal 2009 compared to operating income of $1,174,000 in fiscal 2008, a decrease of $3,040,000. Foreign currency fluctuations helped reduce the reported operating loss by $687,000 in fiscal 2009. Excluding the currency effect, operating income decreased by $3,727,000 compared to fiscal 2008, mainly due to the significant reduction in sales volumes shipped partly offset by lower operating expenses. The controls business reported an operating loss of $1,528,000 compared to an operating income in 2008 of $1,818,000. Foreign currency fluctuations helped reduce the reported operating loss by $692,000 in fiscal 2009. Operating income in the capacitor business was $26,000 compared with an operating loss of $184,000 in fiscal 2008. The operating loss in fiscal 2008 in the capacitor business was due to a reduction in volumes shipped to high margin customers.

Other income and expense was a net expense of $201,000 in fiscal 2009 compared to a net income of $63,000 in the previous year. There was a foreign currency exchange loss of $174,000, compared to a foreign currency exchange gain of $163,000 in 2008.
Interest expense was $81,000 which was $27,000 lower than the prior year. Interest income in 2009 was $46,000 higher at $54,000 compared to $8,000 in fiscal 2008.

The loss before income taxes in fiscal 2009 was $2,067,000 compared to income before income taxes of $1,237,000 in 2008, a decrease of $3,304,000. Foreign currency fluctuations reduced the pretax loss by $367,000 in fiscal 2009. The pre-tax result, before the effect of currency fluctuations, was $3,671,000, lower than the prior year. Income tax benefits were 28.6% of the pre-tax loss compared to provisions of 35.0% of pretax income in fiscal 2008. The lower tax rate in fiscal 2009 was mainly due to a valuation allowance of $379,000 against a domestic deferred tax asset partly offset by $300,000 of foreign taxes recovered as a result of additional tax relief from research and development expenditure and the carry back of trading losses from prior years.

There was a net loss after income taxes of $1,475,000 compared to net income of $804,000 last year, a reduction of $2,279,000. There was a basic and diluted loss per share of $.46 in 2009 compared to income per share of $.25 in fiscal 2008.

• B) Liquidity and Capital Resources

The Company’s operating activities used $536,000 of cash during fiscal 2009 compared with cash flow generated by operating activities for fiscal 2008 of $2,333,000. Acquisitions of property, plant and equipment amounted to $243,000 compared to $931,000 in fiscal 2008.

The Company has, since January 1990, maintained a program of regular cash dividends but, in December 2008, in order to preserve cash due to the uncertain economic outlook, the Board of Directors suspended the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis. The only dividend payment during fiscal 2009 was $98,000, or $.03 per share, which was in respect of the dividend for the fourth quarter of fiscal 2008. In 2008, quarterly dividend payments of $.03 per share amounted to $392,000.

Exchange rate changes decreased cash by $121,000 in fiscal 2009 compared to a decrease of $439,000 last year. As a result, in fiscal 2009, reported cash balances decreased by $998,000, compared to an increase of $616,000 in 2008. At September 30, 2009 the Company’s cash balances were $632,000.

The main changes in operating assets and liabilities in fiscal 2009 were a decrease in accounts receivable of $3,230,000 and a decrease in accounts payable of $1,567,000; both movements being due to the significant reduction in the operating activity of the business in 2009 compared with 2008. Accrued expenses decreased by $561,000 largely due to a reduction in operating expenses compared to 2008 and accrued and deferred taxes on income reduced by $589,000, largely due to the payment of income taxes from prior years in 2009.

INDEX

The Company has no short-term or long-term debt. It has overdraft facilities in the United Kingdom amounting to $1,600,000 and in France of $146,000, which were unused at September 30, 2009 and September 30, 2008. The overdraft facility of the U.K. capacitor subsidiary company is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls business is secured by a legal charge over a facility owned by that company which is partly occupied by it and partly sub-let. Both facilities are due for renewal in November 2010 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The French overdraft facilities are unsecured and are due for renewal in September 2010 but can also be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. The Company owns real estate property in the U.K. that could be used as collateral for raising additional borrowings, if appropriate.

There were no significant capital expenditure commitments at September 30, 2009. The Company’s capital expenditures are not expected, on average over a two to three year period, to significantly exceed the depreciation charge, which averaged $667,000 over the last three fiscal years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $634,000 in fiscal 2010; should the Company suffer a material reduction in revenues in 2010 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short and long-term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook is uncertain, given the worldwide economic deterioration. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In fiscal 2009 approximately 54% of the Company’s sales were made in U.S. Dollars, 22% were made in British Pounds and 24% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

Where appropriate, the Company previously engaged in hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company changed its policy during fiscal 2008 and ceased using such hedges. The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2009.

INDEX

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2009. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2010	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	381	381
Accounts receivable in Euros	961	961
Accounts payable in British Pounds	279	279
Accounts payable in Euros	1,094	1,094
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	799	799
In Euros	456	456

Interest Rate Risk

The Company does not currently have any interest bearing debt. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2009 the risk arising from changes in interest rates was not material.

INDEX

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2009 and 2008
 (in thousands of dollars)
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$632	$1,630
Receivables, net of allowances for doubtful accounts of $92 in 2009 and $86 in 2008	3,383	7,087
Inventories	4,723	4,970
Prepaid expenses and other current assets	1,398	862
Total current assets	10,136	14,549
Property, plant and equipment, at cost:
Land and improvements	22	25
Buildings and improvements	1,955	2,166
Equipment	8,768	9,409
	10,745	11,600
Less: accumulated depreciation and amortization	7,874	8,053
Net property, plant and equipment	2,871	3,547
Long-term deferred tax assets	2,357	202
Goodwill	1,435	1,435
Other long-term assets	11	22
Total assets	$16,810	$19,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,730	$3,713
Dividend payable	-	98
Accrued expenses	1,611	2,410
Accrued taxes on income	-	56
Total current liabilities	3,341	6,277
Liability for pension benefits	7,166	378
Other long term liabilities	48	54
Total liabilities	10,555	6,709
Commitments and contingencies (note 6)	-	-
Stockholders’ equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding
3,326,322 shares in 2009 and 3,276,322 shares in 2008	333	328
Premium paid in on common stock	5,033	4,881
Retained earnings	6,889	8,364
Accumulated other comprehensive loss	(6,000)	(527)
Total stockholders’ equity	6,255	13,046
Total liabilities and stockholders’ equity	$16,810	$19,755

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2009 and 2008
 (in thousands of dollars except per share data)
	2009	2008
Net sales	$20,339	$39,219
Cost of sales	13,317	25,445
Gross profit	7,022	13,774
Selling, research and administrative expenses	8,532	11,900
Restructuring charge	356	700
Operating income (loss)	(1,866)	1,174
Interest expense	(81)	(108)
Interest income	54	8
Foreign currency gain (loss)	(174)	163
Income (loss) before income taxes	(2,067)	1,237
Provision (benefit) for income taxes	(592)	433
Net income (loss)	$(1,475)	$804
Basic income (loss) per share	$(.46)	$.25
Diluted income (loss) per share	$(.46)	$.25

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2009 and 2008
 (in thousands of dollars)
	2009	2008
Net income (loss)	$(1,475)	$804
Foreign currency translation adjustment	(769)	(1,001)
Changes in fair market value of cash flow hedges	-	(3)
Pension liability adjustment, net of tax	(4,704)	951
Comprehensive income (loss)	$(6,948)	$751

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2009 and 2008
(in thousands of dollars except per share data)
	Common stock	Premium paid in on common stock	Retained earnings	Unearned compensation on restricted stock	Cumulative other comprehensive income (loss)	Total stockholders’ equity
Balance September 30, 2007	$324	$4,623	$7,961	$-	$(474)	$12,434
Net income			804			804
Dividends ($.12 per share)			(392)			(392)
Currency translation adjustment					(1,001)	(1,001)
Change in fair market value of cash flow hedge					(3)	(3)
Issuance of restricted stock	3	(3)				-
Exercise of stock options	1	53				54
Purchase and retirement of common stock in connection with stock option exercise			(9)			(9)
Equity compensation expense		208				208
Pension liability adjustment, net of tax charge of $437					951	951
Balance September 30, 2008	$328	$4,881	$8,364	$-	$(527)	$13,046
Net loss			(1,475)			(1,475)
Currency translation adjustment					(769)	(769)
Issuance of restricted stock	5	(5)				-
Equity compensation expense		157				157
Pension liability adjustment, net of tax benefit of $1,877					(4,704)	(4,704)
Balance September 30, 2009	$333	$5,033	$6,889	$-	$(6,000)	$6,255

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2009 and 2008
 (in thousands of dollars)
	2009	2008
Cash flow from operating activities:
Net income (loss)	$(1,475)	$804
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	578	685
Stock-based compensation	157	208
Pension contributions in excess of pension expenses	(66)	(367)
Deferred tax benefit	(162)	(27)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	3,230	1,459
Inventories	(86)	26
Prepaid expenses and other current assets	5	(75)
Accounts payable	(1,567)	778
Accrued expenses	(561)	(742)
Accrued taxes on income	(589)	(416)
Net cash generated from (used by) operating activities	(536)	2,333
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(243)	(931)
Net cash used by investing activities	(243)	(931)
Cash flow used by financing activities:
Dividends paid	(98)	(392)
Exercise of stock options	-	45
Net cash used by financing activities	(98)	(347)
Effect of exchange rate changes on cash	(121)	(439)
Net increase (decrease) in cash	(998)	616
Beginning balance - cash and cash equivalents	1,630	1,014
Ending balance - cash and cash equivalents	$632	$1,630
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$307	$832
Cash paid for interest	$81	$108
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$98

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tech/Ops Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

Tech/Ops Sevcon is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles

The accompanying consolidated financial statements include the accounts of Tech/Ops Sevcon, Inc. (Tech/Ops Sevcon), Sevcon, Inc., Sevcon Limited and subsidiaries, Sevcon SAS, Sevcon Asia Limited and Sevcon Japan KK. All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

B. Revenue recognition

The Company recognizes revenue upon shipment of its products. The Company’s only post shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:
 (in thousands of dollars)
	2009	2008
Warranty reserves at beginning of year	$362	$458
Decrease in beginning balance for warranty obligations settled during the year	(318)	(178)
Other changes to pre-existing warranties	98	-
Foreign currency translation adjustment	(29)	-
Net increase in warranty reserves for products sold during the year	104	82
Warranty reserves at end of year	$217	$362

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $2,643,000 in 2009 and $3,802,000 in 2008. This expense is included in selling, research and administrative expense in the accompanying consolidated statements of operations. Research and development expense was 13% of sales in 2009 and 9.7% of sales in 2008.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

The Company administers its 1996 Equity Incentive Plan (the “Equity Plan”) which provides for the granting of stock options and restricted stock to officers, key employees, consultants and non-employee directors of the Company. Stock based compensation expense in fiscal 2009 was $157,000 and in fiscal 2008 was $208,000.

As of September 30, 2009 there were options to purchase 63,500 shares of the Company's common stock outstanding under the Equity Plan, with a weighted average exercise price of $7.03 per share. There were no stock option grants in fiscal 2009. There have been no stock option grants under the Equity Plan since fiscal 2003. Stock based compensation expense related to previously granted stock options was $22,000 in fiscal 2009 and $25,000 in fiscal 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In 2003, when options were last granted, the following weighted average assumptions were used: risk-free interest rate of 3%; expected dividend yield of 2.7%; expected life of 7 years and expected volatility of 47%. When options are exercised the Company normally issues new shares.

INDEX

Since fiscal 2004 the Company has granted restricted stock on an annual basis to certain officers, key employees and non-employee directors in exchange for services provided to the Company over the vesting period of the stock. The vesting period of the restricted stock (i.e. when the restrictions lapse) is normally five years in respect of officers and key employees and one year in respect of non-employee directors. For officers and key employees, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date and an expected forfeiture rate of awards of 4%. For non-employee directors, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date. The restricted stock compensation expense was $135,000 in fiscal 2009 and $183,000 in fiscal 2008.

F. Income taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws.  A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Tech/Ops Sevcon files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. See Note 4.

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2009 was $600,000, or 11% of gross inventory. At September 30, 2008 the reserve was $582,000, or 10% of gross inventory. Inventories were comprised of:
 (in thousands of dollars)
	2009	2008
Raw materials	$676	$930
Work-in-process	141	96
Finished goods	3,906	3,944
	$4,723	$4,970

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Tech/Ops Sevcon translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of accumulated other comprehensive loss in stockholders' equity in the consolidated balance sheet. Foreign currency transaction gains and losses are shown in the consolidated statements of operations.

INDEX

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 54% of the Company’s sales are made in U.S. Dollars, 22% are made in British Pounds and 24% are made in Euros. Approximately 31% of the Company’s cost of sales is incurred in British Pounds and 47% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro.

Where appropriate, the Company previously engaged in hedging activities to manage the foreign exchange exposures related to forecast purchases and sales in foreign currency and the associated foreign currency denominated receivables and payables. The Company changed its policy during fiscal 2008 and ceased using such hedges. The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2009.

K. Cash equivalents and short-term investments

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. Highly liquid investments with maturities greater than 90 days and less than one year are classified as short-term investments.

Such investments are generally money market funds, bank certificates of deposit, U.S. Treasury bills and short-term bank deposits in Europe.

L. Earnings (loss) per share

Basic and diluted net income (loss) per common share for the two years ended September 30, 2009 are calculated as follows:
 (in thousands except per share data)
	2009	2008
Net income (loss)	$(1,475)	$804
Weighted average shares outstanding	3,241	3,210
Basic income (loss) per share	$(.46)	$.25
Common stock equivalents	-	29
Average common and common equivalent shares outstanding	3,241	3,239
Diluted income (loss) per share	$(.46)	$.25

For 2009, approximately 63,500 options to purchase common shares and 79,000 shares of unvested restricted stock were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive because of the Company’s reported net loss. For the 2008 year, approximately 63,500 options to purchase common shares and 54,000 shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

N. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2009, approximates fair value due to the short-term nature of these instruments.

INDEX

O. Goodwill

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as "goodwill". The Company assesses the carrying value of this asset whenever events or changes in circumstances indicate that this value has been impaired.

In accordance with FASB accounting guidance regarding goodwill and other intangible assets, the Company performs an annual assessment of goodwill impairment. The Company has designated September 30 as the date it performs the annual review of goodwill impairment; however, quarterly impairment tests have been completed at each fiscal quarter end in fiscal 2009 starting with December 27 given the adverse changes in the business climate and the resultant impact on our results from operations. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. At September 30, 2009 and 2008, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment.

In evaluating our goodwill for impairment, we first compare the reporting unit’s fair value to its carrying value. We estimate the fair value of the reporting unit by considering (1) our market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At September 30, 2009, the estimated fair value of the reporting unit significantly exceeded its carrying value under each method of calculation performed.

P. New Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have an impact on the Company’s financial position, results of operations or cash flows. Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In September 2006, the FASB issued authoritative guidance, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In accordance with this guidance, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:

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

At September 30, 2009, the company did not have any financial assets or liabilities that were measured at fair value by level within the above fair value hierarchy; the adoption of the FASB guidance did not have a material impact on either the Company’s consolidated results from operations or its financial position.

INDEX

In February 2008, the FASB issued guidance through a FASB Staff Position (“FSP”) which defers the effective date of their earlier guidance concerning a fair value measurement framework for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP becomes effective for the Company on November 1, 2009. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In February 2007, the FASB issued authoritative guidance which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This guidance was effective for the Company beginning October 1, 2008; its adoption did not have a material impact on either the Company’s consolidated results from operations or its financial position.

In December 2007, the FASB issued authoritative guidance which addresses financial accounting and reporting for business combinations, and supersedes the previous accounting guidance. The objective is to provide consistency to the accounting and financial reporting of business combinations by using only one method, the purchase method. This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any acquisition.

In December 2007, the FASB issued new accounting guidance which addresses consolidation rules for noncontrolling interests. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not have any noncontrolling interests and accordingly any potential impact on the Company’s financial position and results of operations will be dependent upon the terms and conditions of any future noncontrolling interest.

In March 2008, the FASB issued new accounting guidance which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the previously issued guidance for derivative instruments and hedging activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not currently have any derivative financial instruments; accordingly, any potential impact of the adoption of this guidance on the Company’s financial statements will be dependent upon the future use of derivative financial instruments.

Effective June 27, 2009 the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The guidance requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through December 17, 2009, the date we have issued this Annual Report on Form 10-K. No material recognized or non-recognizable subsequent events were identified.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

The company issued 52,000 shares of restricted common stock to employees and directors in fiscal 2009 and a further 27,000 shares of restricted common stock in fiscal 2008.

INDEX

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 54,500 shares reserved and available for grant at September 30, 2009. No options were granted in fiscal 2009 or 2008. There were no options exercised in fiscal 2009; in fiscal 2008 four employees exercised options for 12,000 shares.

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

Option transactions under the plans for the two years ended September 30, 2009 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2007	129,000	$9.47	2 years	$204,000
Exercised in 2008	(12,000)	$4.63
Cancelled in 2008	(53,500)	$13.66
Outstanding at September 30, 2008	63,500	$7.03	3 years	$-
Exercisable at September 30, 2008	44,600	$7.29	3 years	$-
Exercised in 2009	-	$-	-	-
Cancelled in 2009	-	$-	-	-
Outstanding at September 30, 2009	63,500	$7.03	2 years	$-
Exercisable at September 30, 2009	50,300	$7.35	2 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $3.28 market price of the Company’s common stock at September 30, 2009. As the option price of all shares under option is higher than the $3.28 market price of the Company’s common stock at September 30, 2009, the aggregate intrinsic value of all outstanding share options is nil. In fiscal 2008 options for 12,000 shares were exercised with a total intrinsic value of $39,000 and the proceeds received on the exercise of these options were $54,000. At September 30, 2009 there was $192,000 of unrecognized compensation expense related to share options and restricted stock granted under the Company’s equity incentive plan.

Details of options outstanding at September 30, 2009 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$ 4.37 - $ 6.56	36,000	4 years
$ 6.57 - $ 9.85	10,000	2 years
$ 9.86 - $14.79	17,500	1 year
	63,500	2 years

In January 2009, the Company granted 40,000 shares of restricted stock to five employees that vest in five equal annual installments. The estimated fair value of the stock on the date of grant was $83,000 based on the fair market value of the stock on the date of issue. Unearned compensation is being charged to income on a straight line basis over the five year period during which the forfeiture conditions lapse. The charge to income for these employees’ restricted stock grant in 2009 was $11,000, and the remaining $72,000 will be charged to income over the remaining period during which the forfeiture conditions lapse.

In January 2009, the Company granted 12,000 shares of restricted stock to six non-employee directors which will vest on the day before the 2010 annual meeting providing that the grantee remains a director of the Company, or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $28,000 based on the fair market value of the stock on date of issue. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these director restricted stock grants in fiscal 2009 was $19,000 and the remaining $9,000 will be charged to income in fiscal 2010.

INDEX

During the restriction period, generally five years for employees and one year for non-employee directors, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. For the purposes of calculating average issued shares for earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the two years ended September 30, 2009 were as follows:
 (in thousands of shares)
	2009	2008
Beginning Balance – Non-vested	54	55
Granted to employees – 5 year vesting	40	15
Granted to non-employee directors – 1 year vesting	12	12
Vested	(25)	(28)
Forfeited	(2)	-
Ending Balance – Non-vested	79	54
Weighted-average fair value for shares granted during the year	$2.13	$7.27
Weighted-average fair value for shares vested during the year	$6.50	$6.76
Weighted-average fair value for ending balance - non-vested	$3.62	$6.47

As of September 30, 2009, there was $192,000 of total restricted stock compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.1 years.

The stock-based compensation expense in the last two fiscal years was as follows:
 (in thousands of dollars)
	2009	2008
Stock option expense	$22	$25
Restricted stock grants:
Employees	$90	$100
Non-employee directors	$45	$83
Total stock based compensation expense	$157	$208

(4) INCOME TAXES

The domestic and foreign components of income (loss) before income taxes are as follows:
 (in thousands of dollars)
	2009	2008
Domestic	$(752)	$(411)
Foreign	(1,315)	1,648
	$(2,067)	$1,237

The components of the provision / (benefit) for income taxes and deferred taxes for the years ended September 30, 2009 and 2008 are as follows:
                                                                                                                                                    (in thousands of dollars)
	2009
	Current	Deferred
Federal	$-	$56
State	-	19
Foreign	(430)	(237)
	$(430)	$(162)

	2008
	Current	Deferred
Federal	$-	$(57)
State	-	(37)
Foreign	460	67
	$460	$(27)

INDEX

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes. The following is a summary of the major items affecting the provision:
 (in thousands of dollars)
	2009	2008
Statutory Federal income tax rate	(34%)	34%
Computed tax provision (benefit) at statutory rate	$(703)	$420
Increases (decreases) resulting from:
Foreign tax rate differentials	60	(37)
State taxes net of federal tax benefit	-	(24)
Change in deferred tax valuation allowance	331	(66)
Foreign dividends, net of foreign tax credit	-	66
Foreign research incentives	(315)	-
Other	35	74
Income tax provision (benefit) in the consolidated statements of operations	$(592)	$433

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2009 and 2008 are as follows:
 (in thousands of dollars)
		2009
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals	$-	$351	$-	$1,808
Inventory basis differences	38	-	-	-
Warranty reserves	23	-	-	-
Foreign tax credit carry forwards	-	142	-	-
Accrued compensation expense	31	-	-	34
Net operating losses	199	190	359	-
Other (net)	8	228	-	-
	299	911	359	1,842
Liabilities:
Property basis differences	-	40	-	(54)
Net asset	299	951	359	1,788
Valuation allowance	(102)	(382)	-	-
Net deferred tax asset	$197	$569	$359	$1,788

INDEX

		2008
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals	$76	$132	$-	$14
Inventory basis differences	77	-	-	-
Warranty reserves	32	-	-	-
Foreign tax credit carry forwards	-	130	-	-
Accrued compensation expense	59	-	-	32
Net operating losses	154	-	-	-
Other (net)	145	-	44	-
	543	262	44	46
Liabilities:
Property basis differences		35	4	(36)
Net asset	543	297	48	10
Valuation allowance	-	(105)	-	-
Net deferred tax asset	$543	$192	$48	$10

During the fourth quarter, the Company evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company recognized in 2009 a $379,000 addition to its beginning of the year valuation allowance. This increase in valuation allowance relates primarily to deferred tax assets in the U.S. The beginning of the year valuation allowance relates to U.S. foreign tax credit carryforwards, which may only be utilized against U.S. foreign source income.

In assessing the need for a valuation the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income.

The Company has generated domestic federal and state net operating losses of $957,000 which will expire in fiscal year 2028 and fiscal year 2013, respectively. The Company has generated foreign net operating losses of approximately $1,837,000 which have an indefinite carry forward period.

Uncertain tax positions

Effective October 1, 2007, the Company adopted FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The adoption of this guidance followed a review by the Company of all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required in respect of the adoption of this guidance and consequently the Company has not recorded a liability for uncertain tax positions and the Company has recorded no cumulative effect to retained earnings pursuant to the adoption of this guidance.

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2009 and 2008, showing separately any items in excess of 5% of total current liabilities, was as follows:
(in thousands of dollars)
	2009	2008
Accrued compensation and related costs	$497	$603
Warranty reserves	217	362
Other accrued expenses	897	1,445
	$1,611	$2,410

INDEX

(6) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2009 was $169,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2010 - $218,000; 2011 - $157,000; 2012 - $155,000; 2013 - $84,000; 2014 - $20,000 and $1,304,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $289,000 in 2009 and $294,000 in 2008.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,746,000. There were no amounts outstanding on the overdraft facilities at September 30, 2009 or 2008.

(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company uses a September 30 measurement date for its pension plans.

In September 2006, the FASB issued authoritative guidance in respect of accounting for defined benefit pension and other post-retirement plans which requires an employer to recognize a plan’s over-funded or under-funded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted this guidance effective on September 30, 2006. The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon:
(in thousands of dollars)
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$18,540	$24,524
Service cost	280	565
Interest cost	1,127	1,383
Plan participants contributions	159	264
Actuarial loss (gain)	3,344	(3,372)
Gains on curtailments	-	(271)
Benefits paid	(391)	(2,078)
Foreign currency exchange rate changes	(1,518)	(2,475)
Benefit obligation at end of year	21,541	18,540
Change in plan assets:
Fair value of plan assets at beginning of year	18,162	22,280
Return on plan assets	(2,199)	(622)
Employer contributions	436	727
Plan participants contributions	159	264
Benefits paid	(391)	(2,078)
Foreign currency exchange rate changes	(1,792)	(2,409)
Fair value of plan assets at end of year	14,375	18,162
Funded status	(7,166)	(378)
Liability for pension benefits recorded in the balance sheet	$(7,166)	$(378)

INDEX

In common with most other defined benefit pension plans in the U.S. and U.K., during the fiscal year ended September 30, 2009, there has been a significant deterioration in the funded status of the Company’s pension plans. The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $378,000 at September 30, 2008 to a deficit of $7,166,000 at September 30, 2009. The increase in this liability was due to several factors, including, a reduction in the weighted average discount rate from 6.89% at September 30, 2008 to 5.65% at September 30, 2009 and, in addition, a reduction in the value of pension plan assets due to the current economic climate.

The Tech/Ops Sevcon net pension cost included the following components:
 (in thousands of dollars)
	2009	2008
Components of net periodic benefit cost:
Service cost	$280	$565
Interest cost	1,127	1,383
Expected return on plan assets	(1,084)	(1,421)
Gains on curtailments	-	(271)
Amortization of prior service cost	47	59
Net periodic benefit cost	$370	$315
Net cost of defined contribution plans	$30	$46

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2009 and 2008 were as set out below:

	2009	2008
Plan obligations:
Discount rate	5.65%	6.89%
Rate of compensation increase	3.21%	4.47%
Net periodic benefit cost:
Discount rate	5.65%	6.89%
Expected long term return on plan assets	6.41%	6.78%
Rate of compensation increase	3.21%	4.47%

The changes in these assumptions reflect actuarial advice and changing market conditions and experience.

The weighted average asset allocations by asset category are set out below for both the U.K. and U.S. plans:
 (percentage of total assets)
		2009			2008
	U.S. Plan	U.K. Plan	Total	U.S. Plan	U.K. Plan	Total
Equity securities	36%	30%	31%	34%	55%	53%
Debt securities	63%	48%	50%	57%	26%	29%
Real estate	-	15%	14%	-	16%	15%
Other	1%	7%	6%	9%	3%	3%
Total	100%	100%	100%	100%	100%	100%

For the U.S. plan the target asset allocations are 30% - 50% equity securities and 50% - 70% debt securities. The U.K. plan is invested in an insurance company with-profits unit fund which holds various investments as decided by the insurance company’s fund manager, who is responsible for the asset allocation within the fund. The asset allocations of the insurance company with-profits units are included in the table above.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current asset allocation, with a small reduction in the expected rate to reflect the conservative nature of the distributions from the insurance company with profits unit fund.

INDEX

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

 (in thousands of dollars)
2010	$420
2011	350
2012	435
2013	439
2014	616
2015 – 2019	4,456

In fiscal 2010 it is estimated that the Company will make contributions to the plans of $634,000, and that there will be employee contributions to the U.K. plan of $166,000. Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the same factors described above which caused the significant deterioration in the funded status during the fiscal year ended September 30, 2009.

(8) SEGMENT INFORMATION

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces microprocessor based control systems for zero emission and hybrid electric vehicles. The capacitor segment produces special metalized film capacitors for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facilities and sales force.

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

 (in thousands of dollars)
			2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$18,783	$1,556	$-	$20,339
Inter-segment revenues	-	37	-	37
Operating income (loss)	(1,528)	26	(364)	(1,866)
Depreciation and amortization	545	33	-	578
Identifiable assets	15,478	752	580	16,810
Capital expenditures	237	6	-	243
			2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$37,280	$1,939	$-	$39,219
Inter-segment revenues	-	45	-	45
Operating income (loss)	1,818	(184)	(460)	1,174
Depreciation and amortization	637	48	-	685
Identifiable assets	18,511	722	522	19,755
Capital expenditures	890	41	-	931

INDEX

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.
 (in thousands of dollars)
	2009	2008
Sales:-
U.S. sales	$10,787	$15,953
Foreign sales:
United Kingdom	5,685	11,766
France	3,867	11,500
Total Foreign	9,552	23,266
Total sales	$20,339	$39,219
Long-lived assets:
U.S.A.	$2,061	$1,699
Foreign:
United Kingdom	4,485	3,363
France	110	113
Korea and Japan	18	31
Total Foreign	4,613	3,507
Total	$6,674	$5,206

In the controls business segment the revenues were derived from the following products and services:
 (in thousands of dollars)
	2009	2008
Electronic controls for zero emission and hybrid electric vehicles	$10,612	$25,818
Accessory and aftermarket products and services	8,171	11,462
Total controls segment revenues	$18,783	$37,280

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

In fiscal 2009 Tech/Ops Sevcon's largest customer accounted for 14% of sales and for 4% of receivables. In 2008 the largest customer accounted for 13% of sales and 12% of receivables.

(9) RESTRUCTURING CHARGE

The Company incurred a restructuring charge of $356,000 in 2009 to reduce operating expense in both the controls segment and the capacitor segment in response to the global economic downturn and the resultant lower demand for the Company’s products. The program resulted in the termination of 23 employees across the Company’s operations in the U.S., the U.K., France and Japan. The restructuring charge comprised one-time employee severance costs, associated professional fees and other costs relating to this program.

The following table summarizes the components of the restructuring charge for the year ended September 30, 2009:

(in thousands of dollars)
Severance and other related costs	$298
Professional fees and other costs	58
Total restructuring charge	$356

The following table summarizes the liabilities related to the 2009 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2008	Charges	Payments	Balance at September 30, 2009
Severance and other related costs	-	298	298	-
Professional fees and other costs	-	58	58	-
Total	-	356	356	-

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended September 30, 2009 and 2008. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Caturano and Company, P.C.

Boston, Massachusetts
December 17, 2009

INDEX

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2009, the disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

INDEX

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Officers that applies to our chief executive officer, chief financial officer, principal accounting officer and controllers. We have also adopted a Code of Conduct and Ethics that applies to all of our employees, including, but not limited to, our chief executive officer, chief financial officer, principal accounting officer, and controllers. A copy of either Code is available without charge upon request from the Chief Financial Officer at Tech/Ops Sevcon, Inc., 155 Northboro Road, Southborough, MA 01772. If we make any substantive amendments to the Code of Ethics for Senior Officers or grant any waiver from a provision of such Code, or if we make any substantive amendment to a provision of the Code of Conduct that applies to our chief executive officer, chief financial officer, principal accounting officer or controllers, or if we grant any waiver from a provision of such Code for any such persons we will disclose the nature of such amendment or waiver in a report on Form 8-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	47	President & Chief Executive Officer
Paul N. Farquhar	47	Vice President, Treasurer & Chief Financial Officer

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

All officers serve until the next annual meeting and until their successors are elected and qualified. Mr. Boyle has been President and Chief Executive Officer since 1997 and was Vice President and Chief Operating Officer of the Company from 1996 to 1997. Mr. Farquhar became Chief Financial Officer in January 2008, having served as Principal Accounting Officer since April 2007. Mr. Farquhar is a British Chartered Accountant and from January 2005 to March 2007 was European Financial Controller for AAF International, a global company providing products for air filtration. From 1997 to January 2005 he was European Finance Director of Haskel International Inc., a world leading manufacturer of hydraulic and pneumatic driven high pressure products, systems and accessories.

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, and “Proposal 1: Election of Directors”, and “Proposal 2: Approval of an amendment of the 1996 Equity Incentive Plan increasing the number of shares authorized for issuance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Parties” and “Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 3: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2010” in the Company’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders.

INDEX

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

INDEX TO EXHIBITS

*(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
*(3)(b)	Amended and Restated by-laws of the registrant (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on September 19, 2008).
*(4)(a)	Specimen common stock certificate of the registrant (incorporated by reference to Exhibit (4)(a) to Annual Report for fiscal year ended September 30, 2008).
*(10)(a)	Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Registrant's 2004 Proxy Statement filed on December 29, 2003).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the fiscal year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the fiscal year ended September 30, 2004).
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

*(10)(f)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the fiscal year ended September 30, 1990).
*(10)(g)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (e) to Annual Report for the fiscal year ended September 30, 1997).
*(10)(h)	Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
(10)(i)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
(21)	Subsidiaries of the registrant (filed herewith).
(23)	Consent of Caturano and Company, P.C. (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:

Exhibits (10) (a) - (i) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

A copy of these exhibits may be obtained on the SEC’s EDGAR database (at www.sec.gov) or will be furnished without charge to any stockholder upon written request to Tech/Ops Sevcon, Inc., attention Paul N. Farquhar, Treasurer, 155 Northboro Road, Southborough MA 01772, Telephone: (581) 281-5510.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH/OPS SEVCON, INC.

By /s/ Matthew Boyle	December 17, 2009
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 17, 2009
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 17, 2009
Paul N. Farquhar	(Principal Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 17, 2009
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 17, 2009
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 17, 2009
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 17, 2009
Bernard F. Start

/s/ David R. A. Steadman	Director	December 17, 2009
David R. A. Steadman

/s/ Paul O. Stump	Director	December 17, 2009
Paul O. Stump

INDEX

SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2009 and 2008 (in thousands of dollars)

Allowance for doubtful accounts	2009	2008
Balance at beginning of year	86	180
Additions charged to costs and expenses	12	-
Deductions from reserves:
Accounts collected	-	(1)
Reduction in reserve	6	(97)
Write off of uncollectible accounts	-	4
Balance at end of year	92	86