Form 10-Q
period 2010-01-02
TECH OPS SEVCON INC
filed 2010-02-16
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010
Common stock, par value $.10	3,338,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 2, 2010

PART I.     FINANCIAL INFORMATION

Item 1   Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	January 2, 2010	September 30, 2009
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$884	$632
Receivables, net of allowances for doubtful accounts of $41 at January 2, 2010 and $92 at September 30, 2009	4,832	3,383
Inventories	4,625	4,723
Prepaid expenses and other current assets	1,066	1,398
Total current assets	11,407	10,136
Property, plant and equipment:
At cost	10,932	10,745
Less: accumulated depreciation and amortization	8,078	7,874
Net property, plant and equipment	2,854	2,871
Long-term deferred tax asset	2,368	2,357
Goodwill	1,435	1,435
Other long-term assets	14	11
Total assets	$18,078	$16,810

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,821	$1,730
Accrued expenses	1,428	1,611
Accrued and deferred taxes on income	6	-
Total current liabilities	4,255	3,341
Liability for pension benefits	7,356	7,166
Other long term liabilities	48	48
Total liabilities	11,659	10,555
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,326,322 shares at January 2, 2010 and 3,326,322 shares at September 30, 2009	333	333
Premium paid in on common stock	5,072	5,033
Retained earnings	7,048	6,889
Accumulated other comprehensive loss	(6,034)	(6,000)
Total stockholders’ equity	6,419	6,255
Total liabilities and stockholders’ equity	$18,078	$16,810

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	January 2, 2010	December 27, 2008
Net sales	$6,361	$6,827
Cost of sales	4,080	4,545
Gross profit	2,281	2,282
Selling, research and administrative expenses	2,120	2,209
Operating income	161	73
Interest expense	(2)	(7)
Interest income	26	5
Foreign currency gain (loss)	61	(289)
Income (loss) before income taxes	246	(218)
Income taxes (provision) benefit	(87)	77
Net income (loss)	$159	$(141)
Basic income (loss) per share	$.05	$(.04)
Fully diluted income (loss) per share	$.05	$(.04)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 2, 2010	December 27, 2008
Net income (loss)	$159	$(141)
Foreign currency translation adjustment	(43)	(1,133)
Amortization of pension transition items to income	9	11
Comprehensive income (loss)	$125	$(1,263)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 2, 2010	December 27, 2008
Cash flow from operating activities:
Net income (loss)	$159	$(141)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	143	100
Stock-based compensation	39	46
Pension contributions less than (greater than) pension expense	140	(43)
Deferred tax provision	(5)	15
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(1,457)	558
Inventories	124	(322)
Prepaid expenses and other current assets	26	48
Accounts payable	1,095	(220)
Accrued expenses	(180)	(321)
Accrued and deferred taxes on income	321	(201)
Net cash generated from (used by) operating activities	405	(481)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(100)	(59)
Net cash used by investing activities	(100)	(59)
Cash flow used by financing activities:
Dividends paid	-	(98)
Net cash used by financing activities	-	(98)
Effect of exchange rate changes on cash	(53)	(248)
Net increase (decrease) in cash	252	(886)
Beginning balance - cash and cash equivalents	632	1,630
Ending balance - cash and cash equivalents	$884	$744
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$97
Cash paid for interest	$2	$7
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – January 2, 2010

(Unaudited)

(1)	Basis of presentation

Tech/Ops Sevcon, Inc. (“Tech/Ops”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops as of January 2, 2010 and the results of operations and cash flows for the three months ended January 2, 2010. These unaudited interim financial statements should be read in conjunction with the 2009 annual consolidated financial statements and related notes included in the 2009 Tech/Ops Annual Report filed on Form 10-K (the “2009 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The significant accounting policies followed by Tech/Ops are set forth in Note 1 to the financial statements in the 2009 10-K. Other than as set forth in Item 2, there have been no changes since the end of 2009 to the significant accounting policies followed by Tech/Ops.

The results of operations for the three month period ended January 2, 2010 are not necessarily indicative of the results to be expected for the full year.

(2)           New accounting pronouncements

In December 2008 the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding disclosures about postretirement benefit plan assets. The new guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for annual financial statements for years ending after December 15, 2009. The disclosure requirements will be adopted for our annual financial statements for the year ended September 30, 2010, on a prospective basis.

(3)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 54,500 shares reserved and available for grant at January 2, 2010. Recipients of grants must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (“SARs”). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

The fair value of each grant is measured on the date of grant and is recognized over the period during which the recipient is required to provide service in connection with the grant. The fair value of stock grants is determined using the market price of our common stock on the date of grant, while the value of option grants is estimated using the Black-Scholes option pricing model. There were no option grants in the first three months of 2010 or in fiscal 2009 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in 2010 or 2009. When options are exercised the Company normally issues new shares.

A summary of option activity for all plans for the three months ended January 2, 2010 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	63,500	$7.03	2 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at January 2, 2010	63,500	$7.03	2 years	$-
Exercisable at January 2, 2010	51,300	$7.40	2 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $2.74 closing market price of the Company’s common stock at January 2, 2010. As the exercise price of all shares under option is higher than the $2.74 closing market price of the Company’s common stock at January 2, 2010, the aggregate intrinsic value of all outstanding share options is nil. At January 2, 2010, there was $165,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 3.1 years.

During the restriction period, ownership of unvested shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. However, for the purposes of calculating average issued shares for earnings per share, these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock activity for the three months ended January 2, 2010 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2009	79,000	$3.62
Granted	-	$-
Vested	21,000	$4.85
Forfeited	-	$-
Non-vested balance as of January 2, 2010	58,000	$3.17

The stock-based compensation expense was as follows:

	(in thousands of dollars)
	Three Months ended
	January 2, 2010	December 27, 2008
Stock option expense	$-	$6
Restricted stock grants:
Employees	32	20
Non-employee directors	7	20
Total stock based compensation expense	$39	$46

(4)           Cash dividends

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

(5)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	January 2, 2010	December 27, 2008
Net income (loss)	$159	$(141)
Weighted average shares outstanding - basic	3,254	3,226
Basic income (loss) per share	$.05	$(.04)
Common stock equivalents	14	-
Weighted average shares outstanding - diluted	3,268	3,226
Diluted income (loss) per share	$.05	$(.04)
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	64	64
No. of shares of non-vested restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	-	39

(6)           Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces microprocessor based control systems for zero emission and hybrid electric vehicles. The capacitors segment produces metalized film capacitors for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitors segment has its own manufacturing facility.

The significant accounting policies of the segments are the same as those described in Note 1 to the 2009 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended January 2, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$5,965	$396	$-	$6,361
Inter-segment revenues	-	7	-	7
Operating income	215	21	(75)	161
Identifiable assets	17,058	788	232	18,078

	Three months ended December 27, 2008
	Controls	Capacitors	Corporate	Total
Sales to external customers	$6,380	$447	$-	$6,827
Inter-segment revenues	-	5	-	5
Operating income	79	52	(58)	73
Identifiable assets	15,747	695	476	16,918

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended
	January 2, 2010	December 27, 2008
Electronic controls for zero emission and hybrid electric vehicles	$3,866	$3,992
Accessory and aftermarket products and services	2,099	2,388
Total electronic controls segment revenues	$5,965	$6,380

(7)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	January 2, 2010	December 27, 2008
Research and development expense	$676	$762
Percentage of sales	10.6	11.2

(8)           Employee benefit plans

Tech/Ops has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended
	January 2, 2010	December 27, 2008
Service cost	$84	$92
Interest cost	310	276
Expected return on plan assets	(237)	(268)
Amortization of net loss	68	-
Amortization of prior service cost	12	11
Net periodic benefit cost	237	111
Net cost of defined contribution plans	$7	$9

The following table sets forth the movement in the liability for pension benefits in the three months ended January 2, 2010:

	(in thousands of dollars)
	Three Months ended
	January 2, 2010	December 27, 2008
Liability for pension benefits at beginning of period	$7,166	$378
Net periodic benefit cost	237	111
Plan contributions	(97)	(154)
Amortization of prior service cost	(12)	(11)
Effect of exchange rate changes	62	(34)
Balance at end of period	$7,356	$290

Tech/Ops did not contribute to its U.S. pension plan in the three months ended January 2, 2010; it presently anticipates contributing $241,000 to fund its U.S. plan in the remainder of 2010. In addition, employer contributions to the U.K. defined benefit plan were $97,000 in the first three months and are estimated to total $385,000 in 2010.

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	January 2, 2010	September 30, 2009
Raw materials	$692	$676
Work-in-process	78	141
Finished goods	3,855	3,906
	$4,625	$4,723

(10)         Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of January 2, 2010 and September 30, 2009, approximates fair value due to the short-term nature of these instruments. At January 2, 2010 the Company had no financial assets or liabilities that are measured at fair value on a recurring basis.

(11)         Accrued expenses

Set out below is an analysis of other accrued expenses at January 2, 2010 and September 30, 2009, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	January 2, 2010	September 30, 2009
Accrued compensation and related costs	$532	$497
Warranty reserves	237	217
Other accrued expenses	659	897
	$1,428	$1,611

(12)        Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	January 2, 2010	December 27, 2008
Warranty reserves at beginning of period	$217	$362
Decrease in beginning balance for warranty obligations settled during the period	(6)	(27)
Other changes to pre-existing warranties	-	-
Foreign currency translation adjustment	1	(43)
Net increase in warranty reserves for products sold during the period	25	14
Warranty reserves at end of period	$237	$306

(13)        Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, through February 16, 2010, the issuance date of these financial statements. No material subsequent events were identified that require recognition or disclosure in these financial statements.

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

CRITICAL ACCOUNTING ESTIMATES

As of January 2, 2010, there have been no material changes to the critical accounting estimates described in the Company’s 2009 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended January 2, 2010

Due to the continuing economic recession some of our customers continue to experience substantially lower demand for their products in construction, distribution and mining. This situation has resulted in a materially lower demand for our products from these traditional customers, partially offset by increased demand from customers in transportation, compared with the end of 2008 and the first quarter of 2009. The following table compares results by segment for the first quarter of 2010 with the prior year period and shows the percentage changes in total and split between the currency impact and volume changes:

	Three months ended		% change due to:
	January 2, 2010	December 27, 2008	Total	Currency	Volume
Sales:
Controls - to external customers	$5,965	$6,380	-6%	4%	-10%
Capacitors - to external customers	396	447	-11%	7%	-18%
Capacitors - inter-segment	7	5	40%	19%	21%
Capacitors – total	403	452	-11%	7%	-18%
Total sales to external customers	6,361	6,827	-7%	4%	-11%
Gross Profit:
Controls	2,105	2,076	1%	7%	-6%
Capacitors	176	206	-15%	6%	-21%
Total	2,281	2,282	0%	7%	-7%
Selling research and administrative expenses:
Controls	1,890	1,997	-5%	5%	-10%
Capacitors	155	154	1%	8%	-7%
Unallocated corporate expense	75	58	29%	0%	29%
Total	2,120	2,209	-4%	5%	-9%
Operating income:
Controls	215	79	172%	48%	124%
Capacitors	21	52	-60%	2%	-62%
Unallocated corporate expense	(75)	(58)	29%	0%	29%
Total	161	73	121%	54%	67%
Other income and expense	85	(291)	129%	121%	8%
Income (loss) before income taxes	246	(218)	213%	179%	34%
Income taxes	(87)	77	-213%	-64%	-149%
Net income (loss)	$159	$(141)	213%	242%	-29%

Sales in the first quarter of 2010 declined by $466,000, or 7%, to $6,361,000 compared to $6,827,000 in the same quarter last year. Foreign currency fluctuations increased reported sales in the first fiscal quarter by $269,000; this was mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro in the prior year period. Excluding the impact of foreign currency, shipment volumes were $735,000 lower than last year, caused by the continued lower demand in the Company’s traditional markets partially offset by sales of the Company’s new Gen4 AC product to new customers and new applications. In the controls business segment, volumes shipped were lower in Europe and the Far East although a small increase in volume was seen in the United States compared to the first quarter last year. The Company believes its traditional markets have now stabilized at these lower levels. Recent improvement in order intake has been driven by new markets for the Company’s new and existing products. New product introduction has led to customer gains in on-road vehicle applications since the beginning of the third quarter of fiscal 2009; however, there cannot yet be any assurance that these gains will translate into increased sales. In the capacitor business, volumes shipped were 18% lower than during the first quarter last year, which was largely due to lower demand from customers in the industrial sector. Currency changes, mainly the weaker U.S. Dollar compared to the British Pound, increased reported total sales in the capacitor business by $31,000, or 7%, from the first quarter of 2009.

Gross profit of $2,281,000 was 35.9% of sales in the first quarter compared to $2,282,000 or 33.4% of sales in the same quarter last year. Cost savings realized in production-related overheads, lower material costs and foreign currency fluctuations improved the gross margin percentage. Foreign currency fluctuations increased reported gross profit by $158,000.

Selling, research and administrative expenses in the first quarter of 2010 were $2,120,000, a reduction of $89,000, or 4%, compared to the same period last year. Foreign currency fluctuations increased operating expense by $118,000 or 5%, compared with the same quarter last year. Excluding the impact of currency fluctuations, selling, research and administrative expenses were $207,000, or 9%, lower in the first quarter compared to the same period last year due largely to restructuring actions taken in the second quarter of 2009 in addition to cost saving measures to preserve cash and reduce operating expense.

There was an operating profit in the first quarter of $161,000, compared with $73,000 in the same period last year. Lower shipment volumes reduced operating profit by $159,000 although this was more than offset by a reduction in selling, research and administrative expenses of $207,000. Foreign currency fluctuations had an overall positive impact of $40,000 in the quarter. In the capacitor business segment, there was an operating profit of $21,000 compared to $52,000 in the first quarter last year.

In the first quarter, interest expense was $2,000, a reduction of $5,000 compared to the prior year. Interest income was $26,000 compared to $5,000 in the first quarter last year. There was a foreign currency gain of $61,000 in the first quarter of 2010 compared to a loss of $289,000 in the same period last year. The foreign currency gain in the first quarter of 2010 was due to the weaker U.S. Dollar compared to the British Pound and the Euro in the prior year period.

The Company recorded a profit before income taxes of $246,000 in the first quarter of 2010 compared to a loss before income taxes of $218,000 in the same period last year.There was a net profit for the quarter of $159,000 or $.05 per share compared to a net loss of $141,000 and a loss of $.04 per share in the first quarter of 2009.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

Cash balances at the end of the first quarter of fiscal 2010 were $884,000, compared to $632,000 on September 30, 2009, an increase in cash of $252,000 in the first three months of fiscal 2010.

In the first three months of fiscal 2010, there was a net profit of $159,000 and operating activities generated $405,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $1,457,000 which reduced cash during the period; however, payables increased by $1,095,000 generating cash during the quarter. The number of days sales in receivables decreased in the first three months of 2010 from 67 days at September 30, 2009 to 63 days at January 2, 2010. Adjusted for the effects of currency, there was a decrease in inventories of $124,000 in the first three months of 2010. Capital expenditures in the first three months were $100,000. Exchange rate changes decreased reported cash by $53,000 in the first three months of 2010.

The reserve for doubtful accounts reduced from $92,000 at September 30, 2009 to $41,000 at January 2, 2010 due to the write off of an uncollectable account of $51,000 in the Company’s French subsidiary which had previously been fully reserved.

The Company has no long-term debt but has overdraft facilities of approximately $1.6 million in the U.K. and $140,000 in France. At the end of the first quarter of 2010, the Company had no borrowings against these overdraft facilities. The U.K. overdraft facilities are secured by U.K. real estate property owned by the Company and the French overdraft facilities are unsecured. In line with normal practice in Europe, both facilities can be withdrawn on demand by the bank. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

There were no significant capital expenditure commitments at January 2, 2010. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $626,000 in fiscal 2010; should the Company suffer a material reduction in revenues in 2010 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook remains uncertain, given the continuing worldwide economic deterioration. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3     Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2010, approximately 60% of the Company’s sales were made in U.S. Dollars, 21% were made in British Pounds and 19% were made in Euros. Over 75% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of January 2, 2010. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of January 2, 2010 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at January 2, 2010:

	(in thousands of dollars)
	Expected maturity or transaction date
	FY2010	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	985	985
Accounts receivable in Euros	1,210	1,210
Accounts payable in British Pounds	326	326
Accounts payable in Euros	1,275	1,275
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	835	835
In Euros	641	641

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of January 2, 2010.

The Company does not currently have any long-term interest-bearing debt. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4     Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of January 2, 2010, these disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1     Legal Proceedings

None.

Item 1A   Risk Factors

In addition to the market risk factors set forth in Part 1A of our 2009 10-K and those relating to foreign currency and interest rate risk set out in Part I, Item 3 above, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They are continuing to experience a significant decline in demand. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Economic growth in the United States and other principal economies has slowed and macroeconomic conditions have deteriorated worldwide, causing a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets. These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 53% of the Company’s revenues in the first quarter of 2010 and the largest customer accounted for 8% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

TECH/OPS SEVCON, INC.

Date: February 16, 2010	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).