Form 10-Q
period 2010-04-03
TECH OPS SEVCON INC
filed 2010-05-11
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2010
Common stock, par value $.10	3,338,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2010

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	April 3, 2010	September 30, 2009
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,312	$632
Receivables, net of allowances for doubtful accounts of $39 at April 3, 2010 and $92 at September 30, 2009	4,871	3,383
Inventories	4,541	4,723
Prepaid expenses and other current assets	976	1,398
Total current assets	11,700	10,136
Property, plant and equipment:
At cost	10,546	10,745
Less: accumulated depreciation and amortization	7,815	7,874
Net property, plant and equipment	2,731	2,871
Long-term deferred tax asset	2,258	2,357
Goodwill	1,435	1,435
Other long-term assets	14	11
Total assets	$18,138	$16,810

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$3,260	$1,730
Accrued expenses	1,431	1,611
Accrued and deferred taxes on income	24	-
Total current liabilities	4,715	3,341
Liability for pension benefits	7,106	7,166
Other long term liabilities	46	48
Total liabilities	11,867	10,555
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,338,322 shares at April 3, 2010 and 3,326,322 shares at September 30, 2009	334	333
Premium paid in on common stock	5,094	5,033
Retained earnings	7,075	6,889
Accumulated other comprehensive loss	(6,232)	(6,000)
Total stockholders’ equity	6,271	6,255
Total liabilities and stockholders’ equity	$18,138	$16,810

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net sales	$6,171	$4,883	$12,532	$11,710
Cost of sales	3,847	2,822	7,927	7,367
Gross profit	2,324	2,061	4,605	4,343
Selling, research and administrative expenses	2,261	2,232	4,381	4,441
Restructuring charge	-	303	-	303
Operating income (loss)	63	(474)	224	(401)
Interest expense	(8)	(9)	(10)	(16)
Interest income	-	-	26	5
Foreign currency gain (loss)	(14)	73	47	(216)
Income (loss) before income taxes	41	(410)	287	(628)
Income taxes (provision) benefit	(14)	117	(101)	194
Net income (loss)	27	(293)	186	(434)
Basic income (loss) per share	$.01	$(.09)	$.06	$(.13)
Fully diluted income (loss) per share	$.01	$(.09)	$.06	$(.13)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Six months ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net income (loss)	27	(293)	186	(434)
Foreign currency translation adjustment	(206)	(329)	(249)	(1,462)
Amortization of pension transition items to income	8	5	17	16
Comprehensive loss	$(171)	$(617)	$(46)	$(1,880)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	April 3, 2010	March 28, 2009
Cash flow from operating activities:
Net income (loss)	$186	$(434)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	283	267
Stock-based compensation	63	88
Pension contributions less than (greater than) pension expense	258	(2)
Deferred tax provision	23	16
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(1,644)	2,180
Inventories	34	(869)
Prepaid expenses and other current assets	(133)	(154)
Accounts payable	1,656	(555)
Accrued expenses	(119)	(324)
Accrued and deferred taxes on income	528	(480)
Net cash generated from (used by) operating activities	1,135	(267)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(267)	(162)
Net cash used by investing activities	(267)	(162)
Cash flow used by financing activities:
Dividends paid	-	(98)
Net cash used by financing activities	-	(98)
Effect of exchange rate changes on cash	(188)	(349)
Net increase (decrease) in cash	680	(876)
Beginning balance - cash and cash equivalents	632	1,630
Ending balance - cash and cash equivalents	$1,312	$754
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$238
Cash paid for interest	$10	$16
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – April 3, 2010

(Unaudited)

(1)	Basis of presentation

Tech/Ops Sevcon, Inc. (“Tech/Ops”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops as of April 3, 2010 and the results of operations and cash flows for the six months ended April 3, 2010. These unaudited interim financial statements should be read in conjunction with the 2009 annual consolidated financial statements and related notes included in the 2009 Tech/Ops Annual Report filed on Form 10-K (the “2009 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The significant accounting policies followed by Tech/Ops are set forth in Note 1 to the financial statements in the 2009 10-K. Other than as set forth in Item 2, there have been no changes since the end of fiscal 2009 to the significant accounting policies followed by Tech/Ops.

The results of operations for the six month period ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

(3)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 260,000 shares reserved and available for grant at April 3, 2010. Recipients of grants must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (“SARs”). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

The fair value of each grant is measured on the date of grant and is recognized over the period during which the recipient is required to provide service in connection with the grant. The fair value of stock grants is determined using the market price of our common stock on the date of grant, while the value of option grants is estimated using the Black-Scholes option pricing model. There were no option grants in the first six months of 2010 or in fiscal 2009 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in 2010 or 2009. When options are exercised the Company normally issues new shares.

INDEX

A summary of option activity for all plans for the six months ended April 3, 2010 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	63,500	$7.03	2.0 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(17,500)	10.75	-	-
Outstanding at April 3, 2010	46,000	$5.62	2.5 years	$20,800
Exercisable at April 3, 2010	34,000	$5.69	2.7 years	$15,400

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $5.04 closing market price of the Company’s common stock at April 3, 2010. At April 3, 2010, there was $168,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.7 years.

In January 2010, the Company granted 12,000 shares of restricted stock to six non-employee directors, which will vest on the day before the 2011 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The fair value of the stock measured on the date of grant was $27,000 based on the fair market value of the stock on date of grant. This unearned compensation is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first six months of fiscal 2010 was $4,000 and the subsequent charge will be approximately $7,000 on a quarterly basis.

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

Restricted stock activity for the six months ended April 3, 2010 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2009	79,000	$3.62
Granted	12,000	$2.21
Vested	(33,000)	$3.94
Forfeited	-	$-
Non-vested balance as of April 3, 2010	58,000	$3.14

Total stock based compensation recognized on stock options and restricted stock for the three and six month periods ended April 3, 2010 was $24,000 and $63,000, respectively, and for the three and six month periods ended March 28, 2009 was $42,000 and $88,000, respectively.

INDEX

(4)           Cash dividends

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

(5)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Six Months ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net income (loss)	$27	$(293)	$186	$(434)
Weighted average shares outstanding - basic	3,277	3,243	3,265	3,235
Basic income (loss) per share	$.01	$(.09)	$.06	$(.13)
Common stock equivalents	9	-	12	-
Weighted average shares outstanding - diluted	3,286	3,243	3,277	3,235
Diluted income (loss) per share	$.01	$(.09)	$.06	$(.13)
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	46	64	46	64
No. of shares of non-vested restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	-	79	-	79

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

	(in thousands of dollars)
	Three months ended April 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$5,802	$369	$-	$6,171
Inter-segment revenues	-	7	-	7
Operating income (loss)	105	16	(58)	63
Identifiable assets	17,032	846	260	18,138

	Three months ended March 28, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$4,486	$397	$-	$4,883
Inter-segment revenues	-	20	-	20
Operating income (loss)	(391)	18	(101)	(474)
Identifiable assets	14,676	652	557	15,885

INDEX

	Six months ended April 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$11,767	$765	$-	$12,532
Inter-segment revenues	-	14	-	14
Operating income (loss)	320	37	(133)	224
Depreciation	264	18	1	283
Identifiable assets	17,032	846	260	18,138
Capital expenditures	200	67	-	267

	Six months ended March 28, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$10,866	$844	$-	$11,710
Inter-segment revenues	-	25	-	25
Operating income (loss)	(312)	70	(159)	(401)
Depreciation	250	15	2	267
Identifiable assets	14,676	652	557	15,885
Capital expenditures	155	7	-	162

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Electronic controls for zero emission and hybrid electric vehicles	$3,315	$2,456	$7,182	$6,448
Accessory and aftermarket products and services	2,487	2,030	4,585	4,418
Total electronic controls segment revenues	$5,802	$4,486	$11,767	$10,866

(7)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Research and Development expense	$819	$674	$1,495	$1,436
Percentage of sales	13.3%	13.8%	11.9%	12.3%

(8)           Employee benefit plans

Tech/Ops has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Service cost	$80	$74	$164	$166
Interest cost	295	266	605	542
Expected return on plan assets	(228)	(252)	(465)	(520)
Amortization of net loss	50	-	118	-
Amortization of prior service cost	12	11	24	22
Net periodic benefit cost	209	99	446	210
Net cost of defined contribution plans	$6	$8	$13	$17

INDEX

The following table sets forth the movement in the liability for pension benefits in the six months ended April 3, 2010:

	(in thousands of dollars)
	Six Months ended
	April 3, 2010	March 28, 2009
Liability for pension benefits at beginning of period	$7,166	$378
Net periodic benefit cost	446	210
Plan contributions	(188)	(201)
Amortization of prior service cost	(24)	-
Effect of exchange rate changes	(294)	(80)
Balance at end of period	$7,106	$307

Tech/Ops did not contribute to its U.S. pension plan in the six months ended April 3, 2010; it presently anticipates contributing $240,000 to fund its U.S. plan in the remainder of 2010. In addition, employer contributions to the U.K. defined benefit plan were $188,000 in the first six months and are estimated to total $380,000 in 2010.

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	April 3, 2010	September 30, 2009
Raw materials	$697	$676
Work-in-process	53	141
Finished goods	3,791	3,906
	$4,541	$4,723

(10)           Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of April 3, 2010 and September 30, 2009 approximates fair value due to the short-term nature of these instruments. At April 3, 2010 the Company had no financial assets or liabilities that are measured at fair value on a recurring basis.

(11)           Accrued expenses

Set out below is an analysis of other accrued expenses at April 3, 2010 and September 30, 2009, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	April 3, 2010	September 30, 2009
Accrued compensation and related costs	$757	$497
Warranty reserves	211	217
Other accrued expenses	463	897
	$1,431	$1,611

INDEX

(12)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 3, 2010	March 28, 2009	April 3 2010	March 28, 2009
Warranty reserves at beginning of period	$237	$306	$217	$362
Decrease in beginning balance for warranty obligations settled during the period	(50)	(209)	(56)	(236)
Other changes to pre-existing warranties	16	93	16	93
Foreign currency translation adjustment	(8)	(6)	(7)	(49)
Net increase in warranty reserves for products sold during the period	16	9	41	23
Warranty reserves at end of period	$211	$193	$211	$193

(13)           Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period and through the date these financial statements were available to be issued. No material subsequent events were identified that require recognition or disclosure in these financial statements.

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. These include the risks referred to and described under “Risk Factors” below and others discussed in this report.

CRITICAL ACCOUNTING ESTIMATES

As of April 3, 2010, there have been no material changes to the critical accounting estimates described in the Company’s 2009 10-K. However, the relatively slow worldwide recovery from the economic troubles experienced in 2008 and 2009 may continue to have a negative effect on our business and estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

For example:

(i)	if the financial condition of any of the Company's customers deteriorates as a result of continuing business declines, the Company may be required to increase its estimated allowance for bad debts;

(ii)	if actual future demand declines or does not recover as previously projected, inventory write-downs may be required;

(iii)
as a consequence of the worldwide recession, some suppliers of certain  key components significantly reduced their manufacturing capacity; should the future manufacture and availability of these components not increase in line with actual demand for the Company’s products from customers, this could have a material adverse effect on our future income and cash flows; or

(iv)
significant negative industry or economic trends that adversely affect our future revenues and profits, or a reduction of our market capitalization relative to net book value, among other factors, may change the estimated future cash flows or other factors that we use to determine whether or not goodwill has been impaired and lead us to conclude that an impairment charge is required.

All of these factors, and others resulting from the current economic situation, may have a material adverse impact on the Company’s results.

INDEX

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended April 3, 2010 and March 28, 2009

Due to the global recession of 2008 and 2009, some of our customers continue to experience substantially lower demand for their products in construction, distribution and mining. This situation has resulted in a materially lower demand for our products from these traditional customers, partially offset by increased demand from customers in transportation, compared with the equivalent period in 2009. The following table compares results by segment for the second quarter of 2010 with the prior year period and shows the percentage changes in total and split between the currency impact and volume changes:

	Three months ended		% change due to:
	April 3, 2010	March 28, 2009	Total	Currency	Volume
Sales:
Controls - to external customers	$5,802	$4,486	29%	4%	25%
Capacitors - to external customers	369	397	-7%	9%	-16%
Capacitors - inter-segment	7	20	-65%	-1%	-64%
Capacitors – total	376	417	-10%	8%	-18%
Total sales to external customers	6,171	4,883	26%	4%	22%
Gross Profit:
Controls	2,153	1,880	15%	-7%	22%
Capacitors	171	181	-6%	9%	-15%
Total	2,324	2,061	13%	-5%	18%
Selling research and administrative expenses and restructuring charge:
Controls	2,048	2,271	-10%	5%	-15%
Capacitors	155	163	-5%	8%	-13%
Unallocated corporate expense	58	101	-43%	0%	-43%
Total	2,261	2,535	-11%	5%	-16%
Operating income (loss):
Controls	105	(391)	127%	-63%	190%
Capacitors	16	18	-11%	20%	-31%
Unallocated corporate expense	(58)	(101)	43%	0%	43%
Total	63	(474)	113%	-51%	164%
Other income and expense	(22)	64	-134%	-133%	-1%
Income (loss) before income taxes	41	(410)	110%	-80%	190%
Income taxes	(14)	117	-112%	22%	-134%
Net income (loss)	$27	$(293)	109%	-103%	212%

Sales in the second quarter of 2010 increased by $1,288,000, or 26%, to $6,171,000 compared to $4,883,000 in the same quarter last year. This increase was due to increased shipment volumes, which were $1,062,000 or 22% higher than last year, caused by some improvement in demand for the Company’s products in its traditional markets and sales of new products to new customers and for new applications. Foreign currency fluctuations increased reported sales in the second fiscal quarter by $226,000, or 4%, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro in the prior year period.

INDEX

In the controls business segment, volumes shipped were higher in the Far East and in North America by 51% and 50% respectively, but were flat in Europe, compared to the second quarter last year. The Company believes its traditional markets have stabilized at the lower sales levels seen during the worldwide recession of late 2008 and calendar 2009. The improvement in demand for the Company’s products compared to the same period last year has been driven by new markets for the Company’s new and existing products. Continued new product introduction has led to customer gains in both on-road and off-road vehicle applications since the beginning of the third quarter of fiscal 2009; however, there cannot yet be any assurance that these gains will continue to translate into increased sales. In the capacitor business, reported sales to external customers were 7% lower than in the second quarter last year. The lower recorded sales to external customers was due to a reduction in demand from customers of 16%, mainly in the project-based railway signaling sector. Currency changes, mainly the stronger U.S. Dollar compared to the British Pound in the prior year period, increased reported sales to external customers in the capacitor business by $34,000, or 9%, compared with the second quarter of 2009.

Gross profit of $2,324,000 was 37.7% of sales in the second quarter compared to $2,061,000 or 42.2% of sales in the same quarter last year. Higher volumes shipped increased reported gross profit although this was partially offset by deterioration in the gross margin compared to the same period last year caused substantially by the adverse effect of a stronger US dollar in fiscal 2009 compared to the same quarter in fiscal 2010. The net increase in reported gross profit from higher shipment volume offset by the lower gross profit margin was $373,000. Foreign currency fluctuations decreased the reported gross profit by $110,000 which further reduced the reported gross profit margin by 1.8% compared to the same period last year.

Selling, research and administrative expenses in the second quarter of 2010 were $2,261,000, a reduction of $274,000, or 11%, compared to the same period last year when the Company took a restructuring charge of $303,000. Foreign currency fluctuations increased operating expense by $134,000 or 5%, compared with the same quarter last year. Excluding the restructuring charge and the adverse effect of foreign currency fluctuations, selling, research and administrative expenses were $105,000, or 5%, lower in the second quarter compared to the same period last year due largely to cost savings achieved as a result of the restructuring exercise in the second quarter of fiscal 2009.

There was an operating profit in the second quarter of $63,000, which was an improvement of $537,000 compared with the reported operating loss of $474,000 in the same period last year. This improvement was despite overall adverse foreign currency fluctuations of $244,000 compared to the second quarter last year. The increase in operating income was due to a combination of higher demand for the Company’s products and lower operating expenses offset by the impact of adverse foreign currency fluctuations. In the capacitor business segment, there was an operating profit of $16,000 compared to a profit of $18,000 in the second quarter last year.

In the second quarter of fiscal 2010 there was a foreign currency loss of $14,000 compared to a gain of $73,000 in the same period last year. The foreign currency loss in the second quarter of 2010 was due to the stronger U.S. Dollar compared to the British Pound and the Euro in the prior year period.

The Company recorded a profit before income taxes of $41,000 in the second quarter of 2010 compared to a loss before income taxes of $410,000 in the same period last year. There was a net profit for the quarter of $27,000 or $.01 per share compared to a net loss of $293,000 and a loss of $.09 per share in the second quarter of fiscal 2009.

INDEX

Six months ended April 3, 2010 and March 28, 2009

The following table compares first half year results by segment for the six months ended April 3, 2010 with the same period in the prior year, and shows the percentage changes in total and split between the currency impact and volume changes:

	Six months ended		% change due to:
	April 3, 2009	March 28, 2009	Total	Currency	Volume
Sales:
Controls - to external customers	$11,767	$10,866	8%	4%	4%
Capacitors - to external customers	765	844	-9%	8%	-17%
Capacitors - inter-segment	14	25	-44%	3%	-47%
Capacitors - total	779	869	-10%	8%	-18%
Total sales to external customers	12,532	11,710	7%	4%	3%
Gross Profit:
Controls	4,258	3,956	8%	1%	7%
Capacitors	347	387	-10%	8%	-18%
Total	4,605	4,343	6%	1%	5%
Selling research and administrative expenses and restructuring charge:
Controls	3,938	4,268	-8%	5%	-13%
Capacitors	310	317	-2%	8%	-10%
Unallocated corporate expense	133	159	-16%	0%	-16%
Total	4,381	4,744	-8%	5%	-13%
Operating income (loss):
Controls	320	(312)	203%	-67%	270%
Capacitors	37	70	-47%	7%	-54%
Unallocated corporate expense	(133)	(159)	16%	0%	16%
Total	224	(401)	156%	-51%	207%
Other income and expense	63	(227)	128%	117%	11%
Income (loss) before income taxes	287	(628)	146%	10%	136%
Income taxes	(101)	194	-152%	-12%	-140%
Net income (loss)	$186	$(434)	143%	9%	134%

Sales in the six months ended April 3, 2009 were $12,532,000, an increase of $822,000, or 7%, compared to the same period last year when sales were $11,710,000. Foreign currency fluctuations accounted for an increase in reported sales of $495,000, or 4%. Excluding the currency impact, the increase was due to increased volumes shipped, which were 3% higher than in the same period last year. The higher shipment volumes were due to a modest improvement in the Company’s traditional markets and sales of new products to new customers and for new applications. Volume shipped in the controls business was overall 4% higher than in the same period last year, with significant sales increases in North America and Asia offset by lower sales in Europe. In the capacitor business, recorded sales to external customers decreased by $79,000, or 9%, compared to the same period last year largely due to lower demand from the railway signaling sector. Capacitor volumes shipped in the first six months were lower by $143,000, or 17%. Foreign currency fluctuations accounted for a $64,000, or 8%, increase in the reported sales of capacitors.

Gross profit of $4,605,000 was 36.7% of sales in this period compared to $4,343,000 or 37.1% in the comparable period in fiscal 2009. Foreign currency fluctuations increased reported gross profit by $48,000 as compared with the prior year period; excluding the impact of foreign currency fluctuations, gross profit increased by $214,000, or 5%, compared to the first half of last year due to the increase in volumes shipped in the period. Excluding the impact of foreign currency fluctuations, in the controller business, gross profit increased by $284,000, or 7%, compared to the first six months of fiscal 2009 due to increased volumes shipped; however, in the capacitor business, gross profit decreased by $70,000, or 18%, due to the lower demand in the first half year compared to the prior year.

INDEX

Selling, research and administrative expenses were $4,381,000, a decrease of $363,000, or 8%, compared to the last year when the Company took a $303,000 restructuring charge. Foreign currency fluctuations increased reported selling, research and administrative expenses by $252,000, or 5%, due to the stronger U.S. Dollar compared to both the British Pound and the Euro in the prior year period. Excluding the restructuring charge and the adverse effect of currency fluctuations, selling, research and administrative expenses in the first six months of the year were $312,000, or 7% lower than the same period last year due largely to cost savings achieved as a result of the restructuring exercise in the second quarter of fiscal 2009.

Operating income in the first half of fiscal 2010 was $224,000 compared with an operating loss of $401,000 last year, an increase of $625,000. Foreign currency fluctuations resulted in a $204,000 decrease in reported operating income for the Company. Excluding the adverse currency impact, operating income was $829,000 higher than last year due to higher demand for the Company’s products and lower operating expense compared to the same period last year.

In the first half of fiscal 2010 there was a foreign currency gain of $47,000 compared to a loss of $216,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro in the prior year period.

The Company recorded a profit before income taxes of $287,000 compared to a loss before income taxes of $628,000 in the same period last year, an increase of $915,000. Foreign currency fluctuations increased the pretax loss by $61,000.

 There was a net profit for the first half of fiscal 2010 of $186,000 or $.06 per share compared to a net loss of $434,000 and $.13 per share in the same period in fiscal 2009.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

Cash balances at the end of the second quarter of fiscal 2010 were $1,312,000, compared to $632,000 on September 30, 2009, an increase in cash of $680,000 in the first six months of fiscal 2010.

In the first six months of fiscal 2010, there was a net profit of $186,000 and operating activities generated $1,135,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $1,644,000, which reduced cash during the period; however, payables increased by $1,656,000, which generated cash during the period. The number of days sales in receivables decreased in the first six months of 2010 from 67 days at September 30, 2009 to 63 days at April 3, 2010. Adjusted for the effects of currency, there was an increase in cash of $34,000 in the period due to the impact of a reduction in inventories in the first six months of fiscal 2010 as compared with the prior year period. Capital expenditures in the first six months were $267,000. Exchange rate changes decreased reported cash by $188,000 in the first six months of fiscal 2010 as compared with the prior year period due to the strengthening of the U.S. Dollar compared to both the British Pound and the Euro during the period.

The Company has received a governmental grant of $375,000, payable over the next year, that it will use to help defray new product development costs.

The reserve for doubtful accounts reduced from $92,000 at September 30, 2009 to $39,000 at April 3, 2010 due to the write off of an uncollectable account of $51,000 in the Company’s French subsidiary which had previously been fully reserved.

The Company has no long-term debt but has overdraft facilities of approximately $460,000 in the U.K. and $135,000 in France. At the end of the second quarter of 2010, the Company had no borrowings against these overdraft facilities. The U.K. overdraft facilities are secured by U.K. real estate property owned by the Company and the French overdraft facilities are unsecured. In line with normal practice in Europe, both facilities can be withdrawn on demand by the bank. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

INDEX

There were no significant capital expenditure commitments at April 3, 2010. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $620,000 in fiscal 2010; should the Company suffer a material reduction in revenues in 2010 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook remains uncertain, given the slow worldwide recovery from the recession experienced in late 2008 and in 2009. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations or if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business, which would materially adversely affect its results.

Item 3     Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2010, approximately 59% of the Company’s sales were made in U.S. Dollars, 21% were made in British Pounds and 20% were made in Euros. Over 65% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of April 3, 2010. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of April 3, 2010 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at April 3, 2010:

	(in thousands of dollars)
	Expected maturity or transaction date
	FY2010	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,095	1,095
Accounts receivable in Euros	1,160	1,160
Accounts payable in British Pounds	434	434
Accounts payable in Euros	1,670	1,670
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	785	785
In Euros	301	301

INDEX

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global economic instability. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of April 3, 2010.

The Company does not currently have any long-term interest-bearing debt. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4     Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of April 3, 2010, these disclosure controls and procedures were effective.

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

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand during the recent global recession. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions.  The recent recession caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets worldwide. While market conditions appear to be improving generally, economic instability remains.  As a result:

•
Current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products.

•
The effect of continuing economic uncertainty on the Company’s and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

INDEX

•
Due to the recent global recession, some of our suppliers of key components suspended manufacturing operations due to reduced demand. As economic conditions improve, we will depend on these manufacturers’ ability to resume production at levels that will allow us to meet our customers’ demands for our products. If these manufacturers are unable to increase their production to meet our demands for key components, and if we are unable to identify alternative suppliers, we may be unable to meet our customers’ demands for our products.

       These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 52% of the Company’s revenues in the first half of 2010 and the largest customer accounted for 8% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

The Company relies on certain key component suppliers and sub-contractors for its requirements for most components, sub-assemblies and finished products. In the event that such component suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company’s volume, cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

Demand for on-road electric vehicles incorporating our products may not materialize.

In fiscal 2009, we became increasingly involved in developing products for the on-road electric vehicle (“EV”) market. We have relationships with several customers who incorporate our products into their EV products. Our competitors and others are also developing products for the EV market, with similar and competing technologies. If our customers’ products or technology are not successful commercially, or if widespread demand for EVs fails to materialize, the demand for our products in the EV market may diminish, which may have a material adverse effect on our results of operations.

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

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3      Defaults upon Senior Securities

None.

Item 4      (Removed and Reserved)

Item 5      Other Information

On March 29, 2010 the Company received, and has accepted, an offer of grant assistance from One North East, the Regional Development Agency responsible for the support of business in the North East of England. The grant of £250,000 ($375,000) was awarded to assist the Company in the acceleration of the availability of its new Integra product. Integra is a product specifically designed for use in Hybrid vehicles to improve fuel efficiency and reduce the load on the internal combustion engine. The grant is payable quarterly in arrears and will defray part of the engineering cost associated with the acceleration of the product’s development up to April 1, 2011.

At the Annual Meeting of Stockholders held on January 26, 2010, the stockholders elected Maarten D. Hemsley, Dr. Marvin G. Schorr and David R. A. Steadman as directors of the Company, each to hold office until the 2013 Annual Meeting (subject to the election and qualification of his successor and to his earlier resignation, removal or death).  In addition, the stockholders (i) voted on the amendment of the Company’s 1996 Equity Incentive Plan and (ii) ratified the selection of Caturano and Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010.

The results of voting at the Company’s Annual Meeting were as follows:

Proposal 1:   Election of Directors

Nominees	Votes For	Votes Withheld
Maarten D. Hemsley	1,936,008	11,750
Dr. Marvin G. Schorr	1,935,008	12,750
David R. A. Steadman	1,938,108	9,650

Proposal 2:   Amendment of the Company’s 1996 Equity Incentive Plan

Votes For	Votes Against	Votes Abstained
1,507,234	437,611	2,913

Proposal 3:	Ratification of Caturano and Company, P.C. as the Company’s Independent Registered Public Accounting Firm

Votes For	Votes Against	Votes Abstained
3,028,855	20,268	8,847

INDEX

Item 6     Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC.

Date: May 11, 2010	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).
10.1	Amendment to Amended and Restated 1996 Equity Incentive Plan (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).