Form 10-Q
period 2010-07-03
TECH OPS SEVCON INC
filed 2010-08-11
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2010
Common stock, par value $.10	3,340,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2010

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	July 3, 2010	September 30, 2009
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$983	$632
Receivables, net of allowances for doubtful accounts of $42 at July 3, 2010 and $92 at September 30, 2009	4,537	3,383
Inventories	4,648	4,723
Prepaid expenses and other current assets	915	1,398
Total current assets	11,083	10,136
Property, plant and equipment:
At cost	10,702	10,745
Less: accumulated depreciation and amortization	7,804	7,874
Net property, plant and equipment	2,898	2,871
Long-term deferred tax asset	2,277	2,357
Goodwill	1,435	1,435
Other long-term assets	14	11
Total assets	$17,707	$16,810

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,816	$1,730
Accrued expenses	1,387	1,611
Accrued and deferred taxes on income	47	-
Total current liabilities	4,250	3,341
Liability for pension benefits	7,022	7,166
Other long term liabilities	203	48
Total liabilities	11,475	10,555
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,340,322 shares at July 3, 2010 and 3,326,322 shares at September 30, 2009	334	333
Premium paid in on common stock	5,118	5,033
Retained earnings	7,194	6,889
Accumulated other comprehensive loss	(6,414)	(6,000)
Total stockholders’ equity	6,232	6,255
Total liabilities and stockholders’ equity	$17,707	$16,810

The accompanying notes are an integral part of these consolidated financial statements.

index

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	$6,490	$4,060	$19,022	$15,770
Cost of sales	4,230	2,579	12,157	9,946
Gross Profit	2,260	1,481	6,865	5,824
Selling, research and administrative expenses	2,322	2,055	6,703	6,496
Restructuring charge	-	(5)	-	298
Operating (loss) income	(62)	(569)	162	(970)
Interest expense	(6)	(6)	(16)	(21)
Interest income	-	-	26	4
Foreign currency gain (loss)	205	79	252	(137)
Income (loss) before income taxes	137	(496)	424	(1,124)
Income tax (provision) benefit	(18)	196	(119)	390
Net income (loss)	$119	$(300)	$305	$(734)
Basic income (loss) per share	$.03	$(.09)	$.09	$(.23)
Fully diluted income (loss) per share	$.03	$(.09)	$.09	$(.23)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

			(in thousands of dollars)
	Three months ended		Nine months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$119	$(300)	$305	$(734)
Foreign currency translation adjustment	(190)	934	(439)	(528)
Amortization of pension transition items to income	8	8	25	24
Comprehensive (loss) income	$(63)	$642	$(109)	$(1,238)

The accompanying notes are an integral part of these consolidated financial statements.

index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	July 3, 2010	June 27, 2009
Cash flow from operating activities:
Net income (loss)	$305	$(734)
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Depreciation	425	412
Loss on disposal of fixed assets	6	-
Stock-based compensation	87	124
Pension contributions less than (greater than) pension expense	222	(6)
Deferred tax provision	-	19
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(1,358)	3,062
Inventories	(102)	(642)
Prepaid expenses and other current assets	(68)	(139)
Accounts payable	1,189	(1,766)
Accrued expenses	(135)	(532)
Accrued and deferred taxes on income	526	(615)
Net cash generated from (used by) operating activities	1,097	(817)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(608)	(194)
Net cash used by investing activities	(608)	(194)
Cash flow generated from (used by) financing activities:
Dividends paid	-	(98)
Proceeds of long-term debt	161	-
Net cash generated from (used by) financing activities	161	(98)
Effect of exchange rate changes on cash	(299)	(328)
Net increase (decrease) in cash	351	(1,437)
Beginning balance - cash and cash equivalents	632	1,630
Ending balance - cash and cash equivalents	$983	$193
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$235
Cash paid for interest	$13	$21
Supplemental disclosure of non-cash financing activity:
Dividend declared	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

index

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – July 3, 2010

(Unaudited)

(1)	Basis of presentation

Tech/Ops Sevcon, Inc. (“Tech/Ops”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other electrically powered vehicles

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops as of July 3, 2010 and the results of operations and cash flows for the nine months ended July 3, 2010. These unaudited interim financial statements should be read in conjunction with the 2009 annual consolidated financial statements and related notes included in the 2009 Tech/Ops Annual Report filed on Form 10-K (the “2009 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The significant accounting policies followed by Tech/Ops are set forth in Note 1 to the financial statements in the 2009 10-K. Other than as set forth in Item 2, there have been no changes since the end of fiscal 2009 to the significant accounting policies followed by Tech/Ops.

The results of operations for the nine month period ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

(3)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 258,000 shares reserved and available for grant at July 3, 2010. Recipients of grants must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (“SARs”). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

The fair value of each grant is measured on the date of grant and is recognized over the period during which the recipient is required to provide service in connection with the grant. The fair value of stock grants is determined using the market price of our common stock on the date of grant, while the value of option grants is estimated using the Black-Scholes option pricing model. There were no option grants in the first nine months of 2010 or in fiscal 2009 and therefore no assumptions were made as to risk-free interest rate, expected dividend yield, expected life or expected volatility in 2010 or 2009. When options are exercised the Company normally issues new shares.

index

A summary of option activity for all plans for the nine months ended July 3, 2010 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	63,500	$7.03	2.0 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(17,500)	10.75	-	-
Outstanding and expected to vest at July 3, 2010	46,000	$5.62	2.3 years	$22,600
Exercisable at July 3, 2010	36,000	$5.62	2.5 years	$18,300

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $5.10 closing market price of the Company’s common stock at July 3, 2010.

In January 2010, the Company granted 12,000 shares of restricted stock to six non-employee directors and in May 2010, the Company granted 2,000 shares of restricted stock to one non-employee director. These shares will all vest on the day before the 2011 annual meeting provided that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The fair value of the stock measured on the date of grant was $27,000 for those granted in January 2010 and $10,000 for those granted in May 2010, based on the fair market value of the stock on date of grant. This unearned compensation is being charged to income on a straight line basis over the period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first nine months of fiscal 2010 was $12,000 and the subsequent charge will be approximately $10,000 on a quarterly basis.

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

Restricted stock activity for the nine months ended July 3, 2010 was as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2009	79,000	$3.62
Granted	14,000	$2.60
Vested	(33,000)	$3.94
Forfeited	-	$-
Non-vested balance as of July 3, 2010	60,000	$3.20

Total stock based compensation recognized on stock options and restricted stock for the three and nine month periods ended July 3, 2010 was $24,000 and $87,000, respectively, and for the three and nine month periods ended June 27, 2009 was $36,000 and $124,000, respectively. At July 3, 2010, there was $154,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.4 years.

(4)           Cash dividends

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

index

(5)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Nine Months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$119	$(300)	$305	$(734)
Weighted average shares outstanding - basic	3,280	3,247	3,270	3,239
Basic income (loss) per share	$.03	$(.09)	$.09	$(.23)
Common stock equivalents	30	-	19	-
Weighted average shares outstanding - diluted	3,310	3,247	3,289	3,239
Diluted income (loss) per share	$.03	$(.09)	$.09	$(.23)
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	15	64	46	64
No. of shares of non-vested restricted stock that are anti-dilutive excluded from calculation of common stock equivalents	-	79	-	79

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

	(in thousands of dollars)
	Three months ended July 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$6,044	$446	$-	$6,490
Inter-segment revenues	-	-	-	-
Operating (loss) income	(27)	30	(65)	(62)
Identifiable assets	16,351	1,131	225	17,707

	Three months ended June 27, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$3,665	$395	$-	$4,060
Inter-segment revenues	-	6	-	6
Operating (loss) income	(461)	7	(115)	(569)
Identifiable assets	14,056	791	611	15,458

index

	Nine months ended July 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,811	$1,211	$-	$19,022
Inter-segment revenues	-	14	-	14
Operating income (loss)	293	67	(198)	162
Depreciation	397	33	1	431
Identifiable assets	16,351	1,131	225	17,707
Capital expenditures	337	271	-	608

	Nine months ended June 27, 2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$14,531	$1,239	$-	$15,770
Inter-segment revenues	-	31	-	31
Operating (loss) income	(773)	77	(274)	(970)
Depreciation	386	24	2	412
Identifiable assets	14,056	791	611	15,458
Capital expenditures	187	7	-	194

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Electronic controls for zero emission electric vehicles	$3,151	$1,811	$10,333	$8,259
Accessory and aftermarket products and services	2,893	1,854	7,478	6,272
Total controls segment revenues	$6,044	$3,665	$17,811	$14,531

(7)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Research and Development expense	$747	$621	$2,242	$2,057
Percentage of sales	11.5%	15.3%	11.8%	13.0%

(8)           Employee benefit plans

Tech/Ops has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Service cost	$78	$88	$242	$254
Interest cost	287	288	892	830
Expected return on plan assets	(220)	(277)	(685)	(797)
Amortization of net loss	55	-	173	-
Amortization of prior service cost	11	12	35	34
Net periodic benefit cost	211	111	657	321
Net cost of defined contribution plans	$6	$6	$19	$23

index

The following table sets forth the movement in the liability for pension benefits in the nine months ended July 3, 2010 and June 27, 2009:

	(in thousands of dollars)
	Nine Months ended
	July 3, 2010	June 27, 2009
Liability for pension benefits at beginning of period	$7,166	$378
Net periodic benefit cost	657	321
Plan contributions	(435)	(305)
Amortization of prior service cost	(35)	-
Effect of exchange rate changes	(331)	(111)
Balance at end of period	$7,022	$283

Tech/Ops contributed $109,000 to its U.S. pension plan in the nine months ended July 3, 2010; it presently anticipates contributing an additional $100,000 to fund its U.S. plan in the remainder of 2010. In addition, employer contributions to the U.K. defined benefit plan were $326,000 in the first nine months and are estimated to total $375,000 in 2010.

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	July 3, 2010	September 30, 2009
Raw materials	$715	$676
Work-in-process	59	141
Finished goods	3,874	3,906
	$4,648	$4,723

(10)         Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of July 3, 2010 and September 30, 2009 approximates fair value due to the short-term nature of these instruments. At July 3, 2010 the Company had no financial assets or liabilities that are measured at fair value on a recurring basis.

(11)         Accrued expenses

Set out below is an analysis of other accrued expenses at July 3, 2010 and September 30, 2009, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	July 3, 2010	September 30, 2009
Accrued compensation and related costs	$859	$497
Warranty reserves	225	217
Other accrued expenses	303	897
	$1,387	$1,611

index

(12)        Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Warranty reserves at beginning of period	$211	$193	$217	$362
Decrease in beginning balance for warranty obligations settled during the period	(36)	(7)	(92)	(243)
Other changes to pre-existing warranties	-	(7)	16	86
Foreign currency translation adjustment	(3)	20	(10)	(29)
Net increase in warranty reserves for products sold during the period	53	8	94	31
Warranty reserves at end of period	$225	$207	$225	$207

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

CRITICAL ACCOUNTING ESTIMATES

As of July 3, 2010, there have been no material changes to the critical accounting estimates described in the Company’s 2009 10-K. However, the relatively slow worldwide recovery from the economic troubles experienced in 2008 and 2009 may continue to have a negative effect on our business and estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

For example:

(i)	if the financial condition of any of the Company's customers deteriorates as a result of business declines, the Company may be required to increase its estimated allowance for bad debts;

(ii)	if actual future demand declines or does not recover as previously projected, inventory write-downs may be required;

(iii)
as a consequence of the worldwide recession, some suppliers of certain  key components significantly reduced their manufacturing capacity; should the future manufacture and availability of these components not increase in line with actual demand for the Company’s products from customers, this could have a material adverse effect on our growth rate, future income and cash flows; or

(iv)
significant negative industry or economic trends that adversely affect our future revenues and profits, or a reduction of our market capitalization relative to net book value, among other factors, may change the estimated future cash flows or other factors that we use to determine whether or not goodwill has been impaired and lead us to conclude that an impairment charge is required.

All of these factors, and others resulting from the current economic situation, may have a material adverse impact on the Company’s results.

index

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended July 3, 2010 and June 27, 2009

The following table compares the results by segment for the three months ended July 3, 2010 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended
	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	July 3, 2010	June 27, 2009	Total	Currency	Volume
Sales:
Controls - to external customers	$6,044	$3,665	65	(3)	68
Capacitors - to external customers	446	395	13	(3)	16
Capacitors - inter-segment	-	6	(100)	(5)	(95)
Capacitors - total	446	401	11	(3)	(14)
Total sales to external customers	6,490	4,060	60	(3)	63
Gross Profit:
Controls	2,053	1,306	57	5	52
Capacitors	207	175	18	(3)	21
Total	2,260	1,481	53	4	49
Selling research and administrative expenses and restructuring charge:
Controls	2,080	1,767	(18)	3	(21)
Capacitors	177	168	(5)	2	(7)
Unallocated corporate expense	65	115	44	0	44
Total	2,322	2,050	(13)	3	(16)
Operating (loss) income:
Controls	(27)	(461)	94	26	68
Capacitors	30	7	329	(10)	339
Unallocated corporate expense	(65)	(115)	44	0	44
Total	(62)	(569)	89	21	68
Other income and expense	199	73	173	178	(5)
Income (loss) before income taxes	137	(496)	128	50	78
Income taxes	(18)	196	(109)	(33)	(76)
Net income (loss)	$119	$(300)	140	62	78

Sales in the third quarter ended July 3, 2010 increased by $2,430,000, or 60%, to $6,490,000 compared to $4,060,000 in the same quarter last year. Volumes shipped were 63% higher and foreign currency fluctuations reduced sales by $117,000, or 3%, mainly due to a stronger U.S. Dollar against both the British Pound and the Euro in this period compared to the same period last year. Shipment volumes were $2,547,000 higher than in the same quarter last year despite shortages of some key electrical components which continue to be in short supply globally. The main reason for the increase in volumes shipped was greater demand from new customers and shipments into new applications. Demand within the Company’s traditional industrial markets also improved slightly overall.

In the controls business segment, sales were higher in all regions in which the Company operates. In the Far East, sales were $1,324,000 compared to $262,000 in the third quarter of fiscal 2009, an increase of $1,062,000, or 405%. Of the increase of $1,062,000, one third arose from increased demand in the Company’s traditional industrial market and two thirds arose from demand for the Company’s new range of electric vehicle products. In North America, sales were $3,260,000 compared to $2,310,000, an increase of 41%, and in Europe, sales increased 34% from $1,093,000 in 2009 to $1,460,000 in the third quarter of fiscal 2010. The Company believes its traditional markets have stabilized at the lower sales levels seen during the worldwide recession of late 2008 and calendar 2009. The improvement in demand for the Company’s products compared to the same period last year has been driven by new markets for the Company’s products. Continued new product introduction has led to customer gains in both on-road and off-road vehicle applications since the beginning of the third quarter of fiscal 2009; however, there cannot yet be any assurance that these gains will continue to translate into increased sales.

index

In the capacitor business, reported sales to external customers were $51,000, or 13%, higher than in the third quarter last year. The higher recorded sales to external customers was due to an increase in demand from a range of industrial customers, with no one sector experiencing significant change. Currency changes decreased reported sales to external customers in the capacitor business by $13,000, or 3%, compared with the third quarter of fiscal 2009. This was due to the U.S. Dollar being stronger against the British Pound in the quarter than in the same period last year.

Gross profit of $2,260,000 was 34.8% of sales in the third quarter compared to $1,481,000 or 36.5% of sales in the same quarter last year. Higher volumes shipped increased reported gross profit, although this was offset by increases in raw material costs associated with the short supply of some components and higher start up costs with certain new customers. The net increase in reported gross profit from higher shipment volume offset by the lower gross profit margin was $722,000. Foreign currency fluctuations increased reported gross profit by $57,000 compared to the same period last year.

Management anticipates that shortages of raw materials and components will continue into fiscal 2011 as suppliers ramp up production at manufacturing plants that was reduced due to the steep drop in global economic activity during the last two years. These shortages have affected, and are expected to continue to affect, the Company's ability to meet its customers' demands. They have also increased, and will continue to increase, the Company's costs. These shortages vary across types of component depending on many fluctuating factors, including competition for these components between us and other original equipment manufacturers, so the impact on the Company cannot be predicted with any certainty but may have a material adverse impact on our results of operations.

Selling, research and administrative expenses in the third quarter of 2010 were $2,322,000, an increase of $272,000, or 13%. Foreign currency fluctuations reduced reported operating expense by $61,000 or 3%, compared with the same quarter last year. Excluding the favorable effect of foreign currency fluctuations, selling, research and administrative expenses were $333,000, or 16%, higher in the third quarter compared to the same period last year. The increase in expense was due largely to higher pension expense, additional employment costs associated with the reversal of a voluntary 10% salary sacrifice last year, higher numbers of engineers, particularly in research and development, and prototype costs following the significant increase in demand from new customers and applications as compared with the same period last year. In the third quarter, an amount of $91,000 of U.K. governmental grant was offset against new product development costs.

There was an increase of $112,000 in employment costs arising from higher pension expense compared to the same period last year. This was due to higher pension expense in the Company’s U.K. business arising from the deterioration in the funded status of the Company’s U.K. defined benefit pension plan in fiscal 2009.

There was an operating loss in the third quarter of $62,000, which was an improvement of $507,000 compared with the reported operating loss of $569,000 in the same period last year. The reduction in the operating loss was due to a combination of significantly higher demand for the Company’s products offset by a modest increase in operating expense, which together contributed to a $388,000 reduction in the operating loss compared to the prior year period. In addition, favorable foreign currency fluctuations further reduced the reported operating loss by $119,000. In the capacitor business segment, there was an operating profit of $30,000 compared to an operating profit of $7,000 in the third quarter last year, the increase being due to the 16% increase in sales volume compared to the prior year’s third quarter.

In the third quarter of fiscal 2010 there was a foreign currency gain of $205,000 compared to a gain of $79,000 in the same period last year.

For the three month period ended July 3, 2010 the Company recorded a provision for income taxes of $18,000 which represented an effective tax rate of 13% compared to an income tax benefit of $196,000, or an effective tax rate of 40%, in the same period last year. The lower effective tax rate in the third quarter of fiscal 2010 compared to the prior year primarily resulted from the recognition of additional U.K. tax credits in respect of research and development expense incurred in the Company’s U.K. business.

The Company recorded a profit before income taxes of $137,000 in the quarter compared to a loss before income taxes of $496,000 in the same period last year. There was a net profit for the quarter of $119,000 or $.03 per share compared to a net loss of $300,000 or a loss of $.09 per share in the third quarter of fiscal 2009.

index

Nine months ended July 3, 2010 and June 27, 2009

The following table compares the results by segment for the nine months ended July 3, 2010 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Nine months ended
	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	July 3, 2010	June 27, 2009	Total	Currency	Volume
Sales:
Controls - to external customers	$17,811	$14,531	23	2	21
Capacitors - to external customers	1,211	1,239	(2)	4	(6)
Capacitors - inter-segment	14	31	(55)	2	(57)
Capacitors – total	1,225	1,270	(4)	4	(8)
Total sales to external customers	19,022	15,770	21	3	18
Gross Profit:
Controls	6,311	5,262	20	2	18
Capacitors	554	562	(1)	5	(6)
Total	6,865	5,824	18	2	16
Selling research and administrative expenses and restructuring charge:
Controls	6,018	6,035	0	3	(3)
Capacitors	487	485	0	4	(4)
Unallocated corporate expense	198	274	28	0	28
Total	6,703	6,794	1	(3)	4
Operating income (loss):
Controls	293	(773)	138	(12)	150
Capacitors	67	77	(13)	5	(18)
Unallocated corporate expense	(198)	(274)	28	0	28
Total	162	(970)	117	(9)	126
Other income and expense	262	(154)	270	256	14
Income (loss) before income taxes	424	(1,124)	138	28	110
Income taxes	(119)	390	(130)	(22)	(108)
Net income (loss)	$305	$(734)	142	31	111

Sales in the nine months ended July 3, 2010 were $19,022,000, an increase of $3,252,000, or 21%, compared to the same period last year when sales were $15,770,000. Foreign currency fluctuations accounted for an increase in reported sales of $378,000, or 3%. Excluding the favorable currency impact, there was an increase in volumes shipped of $2,874,000, or 18% compared to the same period last year.

The higher shipment volumes were due to a modest improvement in the Company’s traditional markets and sales of new products to new customers and for new applications. In the controls business segment, Far East sales were $3,302,000 compared to $1,597,000 in the first nine months of fiscal 2009, an increase of $1,705,000, or 107%. Of the increase of $1,705,000, one third arose from increased demand in the Company’s traditional industrial market and two thirds arose from demand for the Company’s new range of electric vehicle products. In North America, sales were $10,083,000 compared to $8,436,000, an increase of 20%, and in Europe, sales were largely flat at $4,426,000 in the first nine months of fiscal 2010, compared to $4,498,000 in the prior year period. In the capacitor business, reported sales to external customers decreased by $28,000, or 2%, from $1,239,000 in fiscal 2009, compared to $1,211,000 in fiscal 2010. This decrease was largely due to lower demand from the railway signaling sector offset by increased demand from industrial customers. Capacitor volumes shipped in the first nine months were lower by $79,000, or 6%; foreign currency fluctuations accounted for a $51,000, or 4%, increase in the reported sales of capacitors.

index

Gross profit of $6,865,000 was 36.1% of sales in this period compared to $5,824,000 or 36.9% in the comparable period in fiscal 2009.Shipment volumes increased gross profit by $936,000, or 16%, and foreign currency fluctuations increased reported gross profit by $105,000 as compared with the same period last year. The increase in gross profit was mainly due to the higher volumes shipped in the period, although this was offset by increases in raw material costs associated with the short supply of some components and higher start up costs with certain new customers. In the controller segment, excluding the impact of foreign currency fluctuations, gross profit increased by $970,000, or 18%, compared to the first nine months of fiscal 2009 due also to increased volumes shipped. In the capacitor business, gross profit decreased by $34,000, or 6%, due to lower demand in the railway signaling sector in the first nine months compared to the prior year.

Selling, research and administrative expenses were $6,703,000, a decrease of $91,000, or 1%, compared to the same period last year when the Company took a $298,000 restructuring charge. Foreign currency fluctuations increased reported selling, research and administrative expenses by $191,000, or 3%, due to a weaker U.S. Dollar compared to both the British Pound and the Euro in the first nine months of this fiscal year than in the prior year period. Excluding the restructuring charge and the adverse effect of currency fluctuations, selling, research and administrative expenses in the first nine months of the year were flat compared to the prior year at $6,512,000 compared to $6,496,000 for the same period in fiscal 2009.  In the first nine months, an amount of $91,000 of U.K. governmental grant was offset against new product development costs.

There was an increase of $335,000 in employment costs arising from higher pension expense compared to the same period last year. This was due to higher pension expense in the Company’s U.K. business arising from the deterioration in the funded status of the Company’s U.K. defined benefit pension plan in fiscal 2009.

Operating income in the first nine months of fiscal 2010 was $162,000 compared with an operating loss of $970,000 last year, an increase of $1,132,000. Foreign currency fluctuations resulted in a decrease of $86,000 in reported operating income for the Company. Excluding the adverse currency impact, operating income was $1,218,000 higher than last year due to significantly higher demand for the Company’s products compared to the same period last year.

In the first nine months of fiscal 2010 there was a foreign currency gain of $252,000 compared to a loss of $137,000 in the same period last year. This improvement was mainly due to a weaker U.S. Dollar in the first nine months of fiscal 2010 compared to both the British Pound and the Euro than in the first nine months of fiscal 2009.

For the nine month period ended July 3, 2010 the Company recorded a provision for income taxes of $119,000 which represented an effective tax rate of 28% compared to an income tax benefit of $390,000, or an effective tax rate of 35%, in the same period last year. The lower effective tax rate in the first nine months of fiscal 2010 compared to the prior year period primarily resulted from the recognition of additional U.K. tax credits in respect of research and development expense incurred in the Company’s U.K. business.

The Company recorded a profit before income taxes of $424,000 compared to a loss before income taxes of $1,124,000 in the same period last year, an increase of $1,548,000. Foreign currency fluctuations increased pretax income by $309,000.

 There was a net profit for the first nine months of fiscal 2010 of $305,000 or $.09 per share compared to a net loss of $734,000 or a loss of $.23 per share in the same period in fiscal 2009.

Financial Condition

Cash balances at the end of the third quarter of fiscal 2010 were $983,000, compared to $632,000 on September 30, 2009, an increase in cash of $351,000 in the first nine months of fiscal 2010.

In the first nine months of fiscal 2010, there was a net profit of $305,000 and operating activities generated $1,097,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $1,358,000, which reduced cash during the period; however, payables increased by $1,189,000, which generated cash during the period. The number of days sales in receivables decreased in the first nine months of 2010 from 67 days at September 30, 2009 to 63 days at July 3, 2010. Adjusted for the effects of currency, there was a decrease in cash of $102,000 in the period due to the impact of an increase in inventories in the first nine months of fiscal 2010. Capital expenditures in the first nine months were $608,000. Exchange rate changes decreased reported cash by $299,000 in the first nine months of fiscal 2010 due to the strengthening of the U.S. Dollar compared to both the British Pound and the Euro during the period.

index

The Company has accepted two offers of U.K. governmental grants which will be used to help defray new product development costs. One grant of $375,000 is payable over the next nine months and the other grant of $110,000 is payable over the period ending September 30, 2012. Of the total grant amount of $485,000, $91,000 has been recognised as a reduction of new product development costs in the first nine months of fiscal 2010.

The reserve for doubtful accounts reduced from $92,000 at September 30, 2009 to $42,000 at July 3, 2010 due to the write off of an uncollectable account of $51,000 in the Company’s French subsidiary which had previously been fully reserved.

At July 3, 2010, the Company had long-term debt of $203,000 represented by a bank loan in the U.K. of $157,000 secured by its U.K. manufacturing plant and a U.K. real estate security deposit of $46,000. In addition, the Company had an overdraft facility of approximately $625,000 in the U.K. At the end of the third quarter of 2010, the Company had no borrowings against this overdraft facility. The U.K. overdraft facility is secured by U.K. real estate property owned by the Company. In line with normal practice in Europe, the facility can be withdrawn on demand by the bank. Accordingly, management does not rely on its availability in projecting the adequacy of the Company’s capital resources.

At July 3, 2010, the Company had a long term liability for pension benefits of $7,022,000 which reduced from $7,166,000 at September 30, 2009. The reduction in the liability of $144,000 was largely due to foreign currency exchange rate changes of $331,000 which more than offset the increase in the liability of $222,000 arising from pension contributions being less than pension expense in the nine month period to July 3, 2010. The funded status of the Company’s defined benefit pension plans has increased significantly recently from a deficit of $378,000 at September 30, 2008 to $7,022,000 at July 3, 2010. The increase in this liability was due to several factors, including, a reduction in the weighted average discount rate from 6.89% at September 30, 2008 to 5.65% at September 30, 2009 and, in addition, a reduction in the value of pension plan assets due to the deterioration in the economic climate in late 2008 and 2009. The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense or liabilities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2009, pension plan assets were $14,375,000, plan liabilities were $21,541,000, and the total assets of the Company were $16,810,000. In accordance with FASB guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position.

There were no significant capital expenditure commitments at July 3, 2010. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $584,000 in fiscal 2010; should the Company suffer a material reduction in revenues during the remainder of fiscal 2010 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook remains uncertain, given the slow worldwide recovery from the recession experienced in late 2008 and in 2009. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if the Company’s lender withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations or if the bank overdraft facility is withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business, which would materially adversely affect its results.

index

Item 3     Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of 2010, approximately 60% of the Company’s sales were made in U.S. Dollars, 21% were made in British Pounds and 19% were made in Euros. Over 65% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of July 3, 2010. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of July 3, 2010 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at July 3, 2010:

	(in thousands of dollars)
	Expected maturity or transaction date
	FY2010	FY2011	Total	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	894	-	894	894
Accounts receivable in Euros	1,140	-	1,140	1,140
Accounts payable in British Pounds	723	-	723	723
Accounts payable in Euros	1,339	-	1,339	1,339
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	705	15	720	720
In Euros	788	-	788	788

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global economic instability. If the banking system or the fixed income or credit markets deteriorate further or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of July 3, 2010.

The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4     Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of July 3, 2010, these disclosure controls and procedures were effective.

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

index

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

Due to the recent global recession, some of our suppliers of raw materials and key components suspended manufacturing operations due to reduced demand. As economic conditions have improved, some of these manufacturers have not yet resumed production at levels that allow us to meet our customers’ demands for our products. The resulting shortages vary across types of raw materials and components depending on many fluctuating factors. They have led to increased costs as we have competed with others for the limited supply. We cannot predict with certainty how quickly any of our suppliers will be able to increase their production to meet our demands. If we are unable to compete successfully for our needs, or identify alternative suppliers, we may be unable to meet our customers’ demands for our products. We expect that these shortages will continue to affect our operations for at least the next three quarters. The impact cannot be predicted with any certainty but may have a material adverse impact on our results of operations.

These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, its ability to grow revenues, operating results or financial condition in a number of additional ways.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 51% of the Company’s revenues in the first nine months of 2010 and the largest customer accounted for 8% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

None.

index

Item 6     Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC.

Date: August 11, 2010	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

index