Form 10-K
period 2010-09-30
TECH OPS SEVCON INC
filed 2010-12-23
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
                                 (Mark One)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of April 3, 2010, 3,338,322 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $12,550,000. As of December 1, 2010, 3,340,322 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 25, 2011 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

• General Description

Tech/Ops Sevcon, Inc. (“Tech/Ops Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, motorcycles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles. In 2009, the Company became increasingly involved in developing products for the on-road electric vehicle (“EV”) market. In recent years, the Company has outsourced the manufacturing of its controllers to independent subcontractors headquartered in Poland and the U.S.; the U.S. subcontractor has plants in Mexico and China in which the Company’s product is manufactured. Through another subsidiary located in the United Kingdom, Tech/Ops Sevcon manufactures special metalized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 94% of the Company’s revenues in 2010 were derived from the controls business and 6% from the capacitor business. The largest customer accounted for 7% of sales in 2010 compared to 14% in 2009.

In 2010, sales totaled $26,053,000 compared to $20,339,000 in the previous year. Foreign currency fluctuations accounted for an increase of $197,000 or 1% in reported sales. Excluding the foreign currency impact, sales volumes increased by 27% compared to 2009. There was an operating profit of $329,000 in 2010, after giving effect to a $507,000 gain from freezing a pension plan, compared to an operating loss of $1,866,000 in the previous year. There was a net profit for the year after income tax benefit of $866,000, or $.26 per diluted share, compared to a net loss after income tax benefit of $1,475,000, or $.46 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of 2010 performance.

• Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $13,585,000 and $10,787,000 or 52% and 53% of total sales respectively in years 2010 and 2009. Approximately 49% of sales are made to ten manufacturers of electric vehicles in the United States, Europe and the Far East. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 4 regarding sales and operations outside the United States, which are incorporated by reference herein.

• Patents

Although the Company has international patent protection for some of its product ranges, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

• Backlog

Tech/Ops Sevcon's backlog at September 30, 2010 was $6,121,000 and $3,691,000 at September 30, 2009, an increase of 66%. The increase in backlog is due in part to increased demand for the Company’s products, but also to the impact of the continuing global shortages of raw materials and components on the Company's ability to meet its customers' needs. Accordingly, the Company does not believe that the backlog is necessarily indicative of future sales levels.

• Raw materials

Tech/Ops Sevcon's products require a wide variety of components and materials. The Company has many sources for most of such components and materials. However, the Company relies principally on two main suppliers for all of its requirements for certain components, sub-assemblies, and finished products: Fideltronik in Poland and Keytronic in the U.S. Keytronic manufactures the Company’s components at two separate plants, in Mexico and China. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor by duplicating certain test facilities at both Fideltronik and Keytronic manufacturing locations.

INDEX

• Competition

The Company has global competitors which are divisions of larger public companies, including Danaher’s Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in U.S., Italy and Slovenia, respectively that have international operations. In addition, some large fork lift truck and on-road vehicle manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

• Research and development

Tech/Ops Sevcon's technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditures amounted to $3,042,000 in 2010, compared to $2,643,000 in 2009. Of the increase in reported research and development expense of $399,000 in 2010, $350,000 was due to increased expenditure, largely on the Company’s new range of alternating current (“A.C.”) controls and $49,000 was due to unfavorable foreign currency fluctuations.

• Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Tech/Ops Sevcon. In 2009 the Company achieved accreditation to ISO14001, the international standard for Environmental Management Systems.

• Executive officers

Information about our executive officers is incorporated by reference from Part III, Item 10 of this report.

• Employees and labor relations

As of September 30, 2010, the Company employed 101 full-time employees, of whom 12 were in the United States, 79 were in the United Kingdom (of whom 23 were employed by the capacitor business), 7 were in France, and 3 were in the Far East. Tech/Ops Sevcon believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 12, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies will harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand due to the recent global economic recession which significantly reduced sales in 2009, and demand still remains substantially lower than the peak in 2007 and 2008. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. The recent recession caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets. These developments have already had an adverse impact on the Company’s business and may materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

INDEX

The global shortage of components and raw materials may continue to increase our costs and hurt our ability to meet customer demand

During the recent global recession, the Company’s suppliers of raw materials and key components suspended manufacturing operations due to reduced demand. As economic conditions have improved, some of them have not yet resumed production at pre-recession levels. The resulting shortages vary across types of raw materials and components depending on many fluctuating factors. As a result, we have had difficulty meeting our customers’ demands for our products, which has had an adverse impact on our business. The shortages have also led to increased costs as we have competed with others for the limited supply. We cannot predict with certainty how quickly any of our suppliers will be able to increase their production to meet our needs. If we are unable to compete successfully for the components and materials we need, or identify alternative suppliers, the adverse impact on our ability to grow revenues, our operating results, and our financial condition will continue and may be material.

Demand for on-road electric vehicles incorporating our products may not materialize

The Company has become increasingly involved in developing products for the on-road electric vehicle market. We have relationships with several customers who incorporate our products into their EV products. Our competitors and others are also developing products for other entrants in the EV market, with similar and competing technologies. If our customers’ products or technology are not successful commercially, or if worldwide demand for EVs fails to grow as much as we hope, we may not realize the anticipated the demand for our products in the EV market, which may have a material adverse effect on our results of operations.

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 49% of the Company’s revenues in 2010 and the largest customer accounted for 7% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

Single source materials and sub-contractors may not meet the Company’s needs

The Company relies on a few suppliers and sub-contractors for its requirements for most components, sub-assemblies and finished products. In the event that such suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company’s cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

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

INDEX

ITEM 2 PROPERTIES

The U.S. subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The United Kingdom (U.K.) electronic controls business of Tech/Ops Sevcon is carried on in two adjacent buildings owned by it located in Gateshead, England, containing 40,000 and 20,000 square feet of space, respectively. The land on which these buildings stand is held on ground leases expiring in 2068 and 2121, respectively. The U.K. subsidiary sub-lets approximately 11,000 square feet of unused space in one of its buildings for a five-year term expiring in March 2011. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol TO. A summary of the market prices of the Company’s Common Stock is shown below. At December 1, 2010, there were approximately 949 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2010 Quarters
Common stock price per share-High	$3.67	$5.20	$5.30	$5.53	$5.53
-Low	$2.11	$2.20	$4.39	$4.25	$2.11
2009 Quarters
Common stock price per share - High	$5.08	$3.99	$2.73	$3.81	$5.08
- Low	1.93	1.33	1.11	2.03	1.11

The Company suspended the payment of dividends at the beginning of 2009 in order to conserve cash to meet the needs of the business during the global recession. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

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

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are summarized in Note 1 of its Consolidated Financial Statements in this Annual Report. While these significant accounting policies impact the Company’s financial condition and results of operations, certain of these policies require management to use a significant degree of judgment and/or make estimates, consistent with generally accepted accounting principles, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Since these are judgments and estimates, they are sensitive to changes in business and economic realities, and events may cause actual operating results to differ materially from the amounts derived from management’s estimates and judgments.

INDEX

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 49% of the Company’s sales. At September 30, 2010, the allowance for bad debts amounted to $53,000, which represented 1% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2010 was $414,000, or 8% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making difficult judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required and the Company’s results may be materially adversely affected. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary, which could involve the Company in substantial unanticipated expense significantly in excess of the reserve. There were no significant safety related product recalls during the past three years.

INDEX

Goodwill Impairment

At September 30, 2010, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an assessment annually or more frequently if events or circumstances change, to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded in 2010 that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record additional expense or liabilities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. At September 30, 2010 there was a pension liability on the Company’s balance sheet of $8,203,000. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2010, pension plan assets were $15,434,000, plan liabilities were $23,637,000, and the total assets of the Company were $19,884,000. In accordance with FASB guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position.

In common with most other defined benefit pension plans in the U.S. and U.K. there has been a significant deterioration in recent years in the funded status of the Company’s pension plans. The funded status of the Company’s defined benefit pension plans declined from a deficit of $7,166,000 at September 30, 2009 to a deficit of $8,203,000 at September 30, 2010. The increase in this liability was due to several factors, principally, a reduction in the weighted average discount rate from 5.65% at September 30, 2009 to 5.25% at September 30, 2010 and, in addition, a lower growth rate in the value of pension plan assets due to the current economic climate.

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2010 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Favorable (unfavorable) Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	(0.1)%	$ (544)	7%
Inflation rate	0.1%	(331)	4%
Salary Increase	0.5%	(511)	6%
Mortality rate	1 year	(527)	6%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

INDEX

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. During the fourth quarter of 2010, management re-evaluated the realizability of the Company’s deferred tax assets as a result of improving global economic conditions and revised estimates of pre-tax income in the near-term based on recent operating results. Based on this review, the Company reversed $150,000 of the $379,000 deferred tax valuation allowance recognized in 2009. As of September 30, 2010, there remained a valuation allowance of $2.8 million against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. Although the Company believes that its tax positions are appropriate, the final determination of tax audits and any related litigation could result in material changes in the underlying estimates.

• A) Results of Operations

2010 compared to 2009

The following table compares the 2010 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	2010	2009	Total	Currency	Volume
Sales
Controls - to external customers	$24,434	$18,783	30	1	29
Capacitors- to external customers	1,619	1,556	4	2	2
Capacitors - inter-segment	30	37	(19)	2	(21)
Capacitors – total	1,649	1,593	3	2	1
Total sales to external customers	26,053	20,339	28	1	27
Gross Profit
Controls	8,347	6,321	32	2	30
Capacitors	773	701	10	3	7
Total	9,120	7,022	30	2	28
Selling, research and administrative expenses, restructuring charge and pension curtailment gain
Controls	8,215	7,531	(9)	(1)	(8)
Capacitors	697	637	(3)	(2)	(1)
Restructuring charge	-	356	100	-	100
Pension curtailment gain	(507)	-	100	-	100
Unallocated corporate expense	386	364	(6)	-	(6)
Total	8,791	8,888	1	(1)	2
Operating income (loss)
Controls	639	(1,528)	142	-	142
Capacitors	76	26	192	16	176
Unallocated corporate expense	(386)	(364)	(6)	-	(6)
Total	329	(1,866)	118	-	118
Other income and expense	177	(201)	188	167	21
Income (loss) before income taxes	506	(2,067)	125	17	108
Benefit for income taxes	360	592	(39)	41	(80)
Net income (loss)	$866	$(1,475)	159	40	119

INDEX

The Company’s products in the controls segment are used in electric vehicles to efficiently convert the electrical energy from the power source and control its use by the electric motors. The Company’s main customers in this segment manufacture electric vehicles for on-road, off-road and industrial applications including, construction, distribution, mining, airport ground support and utility applications. In 2009, reduced activity in these sectors due to the global economic environment resulted in some of the Company’s customers experiencing between 60% and 85% reduction in demand for new vehicles. This led to a substantial reduction in output by these vehicle manufacturers and a corresponding weakness in demand for the Company’s products that was both broad and deep in several application areas. In 2010 the Company has seen some stabilization in these markets due to increased shipping and manufacturing activity, which led to a modest recovery in order intake during the year. In addition, new product introduction has led to customer gains in on-road vehicle applications.

In 2010 sales were $26,053,000, an increase of $5,714,000, or 28%, compared to 2009. In 2010 approximately 48% of the Company’s sales were made outside the United States and were denominated in currencies other than the U.S. Dollar, principally the Euro and the British Pound; accordingly, those revenues are subject to fluctuation when translated into U.S. Dollars. In 2010, the average U.S. Dollar exchange rate was 2% and 0.5% higher compared to the British Pound and the Euro, respectively, than in  2009. As a result, foreign currency sales denominated in British Pounds and Euros translated into more U.S. Dollars. The overall impact to 2010 was that reported sales increased by $197,000, or 1%, due to currency rate changes, but this was a substantially lower impact than the $2,175,000 decrease in sales cause by rate changes in 2009.  Excluding the currency impact, volumes shipped in the controls business segment were $5,487,000 or 29% higher than in 2009, with higher shipment volumes in all geographic areas in which the Company operates. Volumes shipped in the United States were higher in the aerial lift, fork lift truck and airport ground support markets, although shipments to the mining sector were lower than last year. The most significant growth area in the United States was in the other electric vehicle market, principally motorcycles and cars, due to increased private and government support for “green” technologies.  Volumes shipped in Europe and the Far East increased significantly in 2010 after the significant reduction in customer demand experienced last year. Shipments in Europe and the Far East to the Company’s traditional markets of aerial lift, fork lift truck and airport ground support were largely in line with last year although, as in the United States, there was significant additional demand from the other electric vehicle market led by new product introductions and customer gains in on-road vehicle applications. However, it is too early in the development of these opportunities to say whether they will have a material effect on future results.

In the capacitor business, reported sales to external customers increased by $63,000, or 4%, compared to 2009. Currency exchange rate changes increased sales by $34,000, or 2% and capacitor volumes shipped were $29,000, or 2%, higher than last year due to higher demand in the audio capacitor segment, which was partly offset by lower demand in the railway signaling market.

Cost of sales was $16,933,000 compared to $13,317,000 in 2009, an increase of $3,616,000. The increase in cost of sales was due to the 27% increase in volumes shipped in 2010 compared to the prior year.

Gross profit was $9,120,000, or 35.0% of sales, compared to $7,022,000 or 34.5% of sales, in 2009. Foreign currency fluctuations had a net favorable impact on gross profit of $273,000. This was due to the U.S. Dollar being marginally weaker in 2010 than in 2009 compared with the British Pound and the Euro, which had a favorable impact on sales of $197,000 and a further favorable impact on cost of sales of $76,000. In the controls segment, gross profit of $8,347,000, or 34.2%, was 0.5% higher than last year; this was largely due to lower overhead costs in 2010 compared to last year. In the capacitor segment gross profit of $773,000 was largely in line with 2009 gross profit of $701,000. The gross profit was 46.9% of sales in 2010 compared to 44.0% of sales in 2009. The increase in the capacitor business gross profit percentage was mainly due to an increase in the proportion of sales to higher margin audio capacitor customers. The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

	(in thousands of dollars except percentages)
	Sales	Cost of sales	Gross Profit	Gross Profit %
Actual 2009	$20,339	$13,317	$7,022	34.5%
Change in 2010 due to:
Foreign currency fluctuations	197	(76)	273	1.0%
Increased volume, assuming 2009 gross profit percentage	5,517	3,614	1,903	-
Other cost of sales changes, net	-	78	(78)	(0.5%)
Actual 2010	$26,053	$16,933	$9,120	35.0%

INDEX

Selling, research and administrative expenses before a one-time pension curtailment gain in 2010 of $507,000 and the 2009 restructuring charge of $356,000, increased by $766,000, or 9%, compared to 2009. Unfavorable foreign currency fluctuations increased reported operating expenses by $117,000, or 1%. In 2010, expenditure on new product engineering increased by $350,000 and selling expenses reduced by $87,000, before the impact of currency fluctuations. The increase in new product engineering costs was largely due to the increase in activity during the year and increased expenditure on new product development. The reduction in selling expenses was due to the retirement, part way through the year, of the Company’s vice president of sales who was not replaced until after the end of the year. However, management anticipates that expenditure on selling expenses will increase in 2011 as a result of the hiring of a replacement vice president of sales and marketing in the first quarter of the year. Administrative expenses, including corporate expense, increased by $386,000 before the impact of currency fluctuations. Salaries and fees for employees and directors were restored to previous levels in December 2009 following the 10% salary and fee sacrifice implemented in April 2009.

An analysis of the year-to-year change in selling, research and administrative expenses, before restructuring charges and pension curtailment gain, is set out below:

Selling, research and administrative expenses, before restructuring charges and pension curtailment gain	(in thousands of dollars)
Reported expense in 2010	$9,298
Reported expense in 2009	8,532
Increase in expense	766
Increase due to:
Effect of exchange rate changes	117
Higher research and sales and marketing expense, net of currency effect	263
Higher administrative expense, net of currency effect	386
Total increase in selling, research and administrative expenses, before restructuring charges in 2009 and pension curtailment gain in 2010	$766

In 2010 the Company took the decision to freeze the defined benefit pension plan for U.S. employees effective September 30, 2010. This decreased the projected benefit obligation by $507,000 as of September 30, 2010 and as this eliminated all future service for the purposes of benefit accrual, this amendment was treated as a curtailment under FASB authoritative guidance. Accordingly, the entire effect of the amendment was recognized as a gain in the year in the consolidated statement of operations.

In 2009 the Company incurred a restructuring charge of $356,000 to reduce operating expense in both the controls and the capacitor segments in response to the severe economic downturn and the resultant lower demand for the Company’s products. The program resulted in the termination of 23 employees across the Company’s operations in the U.S., the U.K., France and Japan. The restructuring charge comprised one-time employee severance costs, associated professional fees and other costs relating to this program.

There was an operating profit for the year of $329,000 compared to an operating loss of $1,866,000 in 2009, an improvement of $2,195,000. This was mainly due to the significant increase in sales volumes shipped and the one-time pension curtailment gain partly offset by higher operating expenses. The controls business reported operating income of $639,000 compared to an operating loss in 2009 of $1,528,000. Operating income in the capacitor business was $76,000 compared with operating income of $26,000 in 2009.

Other income and expense was a net income of $177,000 in 2010 compared to a net expense of $201,000 in the previous year. This was largely due to a foreign currency exchange gain of $158,000 in 2010, compared to a foreign currency exchange loss of $174,000 in 2009. Interest expense was $49,000 which was $32,000 lower than the prior year. Interest income was $14,000 higher at $68,000 compared to $54,000 in 2009.

Income before income taxes in 2010 was $506,000 compared to a loss before income taxes of $2,067,000 in 2009, an improvement year on year of $2,573,000. Foreign currency fluctuations increased pretax income by $340,000 in 2010; the pre-tax result, before the effect of the favorable currency fluctuations was $2,233,000 higher than the prior year. The Company recorded an income tax benefit of 71.1% of the pre-tax income for the year compared to an income tax benefit of 28.6% of the pretax loss in 2009. The income tax benefit of $360,000in 2010 arose largely from $412,000 of research and development tax credits in the Company’s U.K. operations and $150,000 arising from the partial reversal of a deferred tax valuation allowance in the U.S. Of the $412,000 of research and development tax credits in the Company’s U.K. operations, $253,000 related to research activity in 2010 and $159,000 related to additional research incentives claimed in 2010 related to research activity in 2009. During the fourth quarter, the Company re-evaluated the realizability of its deferred tax assets as a result of improving global economic conditions and the Company’s revised estimate of pre-tax income in the near-term based on recent operating results. Based on this review, the Company reversed $150,000 of the $379,000 deferred tax valuation allowance recognized in 2009. The lower tax rate in 2009 was mainly due to that valuation allowance against a domestic deferred tax asset partly offset by $300,000 of foreign taxes recovered as a result of additional tax relief from research and development expenditure and the carry back of trading losses from prior years.

INDEX

The Company recorded net income after income taxes of $866,000 compared to a net loss of $1,475,000 last year, an increase of $2,341,000. Basic and diluted income per share was $.26 in 2010 compared to a basic and diluted loss per share of $.46 in 2009.

• B) Liquidity and Capital Resources

The Company’s operating activities generated $938,000 of cash during 2010 compared with cash flow used by operating activities for 2009 of $536,000. Acquisitions of property, plant and equipment amounted to $848,000 compared to $243,000 in 2009. The Company partly financed the purchase of an item of capital equipment for the capacitor business with a long term bank loan of $189,000 during the year.

Exchange rate changes decreased cash by $108,000 in 2010 compared to a decrease of $121,000 last year. As a result, in 2010, reported cash balances increased by $171,000, compared to a decrease of $998,000 in 2009. At September 30, 2010 the Company’s cash balances were $803,000 compared to $632,000 last year.

The main changes in operating assets and liabilities in 2010 were an increase in accounts receivable of $1,950,000 and an increase in accounts payable of $1,998,000; both movements being due to the significant increase in the operating activity of the business in 2010 compared with 2009.

The Company has a bank loan of $190,000 of which $37,000 was short-term and $153,000 long-term debt at September 30, 2010. It has overdraft facilities in the United Kingdom amounting to $630,000 which were unused at September 30, 2010 and September 30, 2009. The overdraft facility of the U.K. capacitor subsidiary company is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls business is secured by a legal charge over a facility owned by that company which is partly occupied by it and partly sub-let. Both facilities are due for renewal in December 2011 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. The Company owns real estate property in the U.K. that could be used as collateral for raising additional borrowings, if appropriate.

There were no significant capital expenditure commitments at September 30, 2010. The Company’s capital expenditures are not expected, on average over a two to three year period, to significantly exceed the depreciation charge, which averaged $613,000 over the last three years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $619,000 in 2011; should the Company suffer a material reduction in revenues in 2011 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short and long-term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook remains uncertain, given the slow recovery in certain geographic markets from the worldwide economic deterioration. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2010 approximately 60% of the Company’s sales were made in U.S. Dollars, 21% were made in British Pounds and 19% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

INDEX

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2010.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2010. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars, except average contract rates)
	Expected maturity or transaction date
	FY2011	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,033	1,033
Accounts receivable in Euros	1,754	1,754
Accounts payable in British Pounds	1,186	1,186
Accounts payable in Euros	1,394	1,394
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	877	877
In Euros	623	623

Interest Rate Risk

The Company currently has $190,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company does invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2010 the risk arising from changes in interest rates was not material.

INDEX

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

September 30, 2010 and 2009
 (in thousands of dollars)
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$803	$632
Receivables, net of allowances for doubtful accounts of $53 in 2010 and $92 in 2009	5,277	3,383
Inventories	5,048	4,723
Prepaid expenses and other current assets	1,410	1,398
Total current assets	12,538	10,136
Property, plant and equipment, at cost:
Land and improvements	22	22
Buildings and improvements	1,878	1,955
Equipment	9,426	8,768
	11,326	10,745
Less: accumulated depreciation and amortization	8,232	7,874
Net property, plant and equipment	3,094	2,871
Long-term deferred tax assets	2,806	2,357
Goodwill	1,435	1,435
Other long-term assets	11	11
Total assets	$19,884	$16,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$84	$-
Accounts payable	3,717	1,730
Accrued expenses	1,591	1,611
Accrued taxes on income	40	-
Total current liabilities	5,432	3,341
Liability for pension benefits	8,203	7,166
Other long term liabilities	153	48
Total liabilities	13,788	10,555
Commitments and contingencies (note 6)	-	-
Stockholders’ equity
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding
3,340,322 shares in 2010 and 3,326,322 shares in 2009	334	333
Premium paid in on common stock	5,132	5,033
Retained earnings	7,755	6,889
Accumulated other comprehensive loss	(7,125)	(6,000)
Total stockholders’ equity	6,096	6,255
Total liabilities and stockholders’ equity	$19,884	$16,810

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2010 and 2009
 (in thousands of dollars except per share data)
	2010	2009
Net sales	$26,053	$20,339
Cost of sales	16,933	13,317
Gross profit	9,120	7,022
Selling, research and administrative expenses	9,298	8,532
Restructuring charge	-	356
Pension curtailment gain	507	-
Operating income (loss)	329	(1,866)
Interest expense	(49)	(81)
Interest income	68	54
Foreign currency gain (loss)	158	(174)
Income (loss) before income taxes	506	(2,067)
Benefit for income taxes	360	592
Net income (loss)	$866	$(1,475)
Basic income (loss) per share	$.26	$(.46)
Diluted income (loss) per share	$.26	$(.46)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2010 and 2009
 (in thousands of dollars)
	2010	2009
Net income (loss)	$866	$(1,475)
Foreign currency translation adjustment	(191)	(769)
Pension liability adjustment, net of tax	(934)	(4,704)
Comprehensive loss	$(259)	$(6,948)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2010 and 2009
		(in thousands of dollars)
	Common Stock S.10 par value
	Number of Shares	Common Stock	Premium paid in on common stock	Retained Earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance September 30, 2008	3,276,322	$328	$4,881	$8,364	$(527)	$13,046
Net loss				(1,475)		(1,475)
Currency translation adjustment					(769)	(769)
Issuance of restricted stock	500,000	5	(5)			-
Stock-based compensation			157			157
Pension liability adjustment, net of taxbenefit of $1,877					(4,704)	(4,704)
Balance September 30, 2009	3.326,322	$333	$5,033	$6,889	$(6,000)	$6,255
Net income				866		866
Currency translation adjustment					(191)	(191)
Issuance of restricted stock	14,000	1	(1)			-
Stock-based compensation			113			113
Tax charge related to stock-based compensation			(13)			(13)
Pension liability adjustment, net of taxbenefit of $410					(934)	(934)
Balance September 30, 2010	3,340,322	$334	$5,132	$7,755	$(7,125)	$6,096

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tech/Ops Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2010 and 2009
 (in thousands of dollars)
	2010	2009
Cash flow from operating activities:
Net income (loss)	$866	$(1,475)
Adjustments to reconcile net income (loss) to net cash generated from (used by) operating activities:
Depreciation	578	575
Loss on sale of fixed assets	3	3
Stock-based compensation	113	157
Pension contributions less than (in excess of) pension expenses	283	(66)
Pension curtailment gain	(507)	-
Deferred tax benefit	(66)	(162)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(1,950)	3,230
Inventories	(383)	(86)
Prepaid expenses and other current assets	(693)	5
Accounts payable	1,998	(1,567)
Accrued expenses	(73)	(561)
Accrued taxes on income	769	(589)
Net cash generated from (used by) operating activities	938	(536)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(848)	(243)
Net cash used by investing activities	(848)	(243)
Cash flow generated from (used by) financing activities:
Dividends paid	-	(98)
Proceeds of long term debt	190	-
Net cash generated from (used by) financing activities	190	(98)
Effect of exchange rate changes on cash	(109)	(121)
Net increase (decrease) in cash	171	(998)
Beginning balance - cash and cash equivalents	632	1,630
Ending balance - cash and cash equivalents	$803	$632
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$307
Cash paid for interest	$49	$81

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

B. Revenue recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured. Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the consolidated statements of operations. The Company classifies amounts charged to its customers for shipping and handling in net sales in its consolidated statement of operations. The Company’s only post-shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:
 (in thousands of dollars)
	2010	2009
Warranty reserves at beginning of year	$217	$362
Decrease in beginning balance for warranty obligations settled during the year	(194)	(318)
Other changes to pre-existing warranties	16	98
Foreign currency translation adjustment	(4)	(29)
Net increase in warranty reserves for products sold during the year	61	104
Warranty reserves at end of year	$96	$217

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,042,000 in 2010 and $2,643,000 in 2009. This expense is included in selling, research and administrative expense in the accompanying consolidated statements of operations. Research and development expense was 12% of sales in 2010 and 13% of sales in 2009.

D. Depreciation and maintenance

Plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

E. Stock based compensation plans

The Company’s 1996 Equity Incentive Plan (the “Equity Plan”) provides for the granting of stock options, restricted stock and other equity-based awards to officers, key employees, consultants and non-employee directors of the Company.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options since 2003.

INDEX

Since 2004 the Company has granted restricted stock on an annual basis to certain officers, key employees and non- employee directors in exchange for services provided to the Company over the vesting period of the stock. The vesting period of the restricted stock (i.e. when the restrictions lapse) is normally five years in respect of officers and key employees and one year in respect of non-employee directors. For officers and key employees, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date and an expected forfeiture rate of awards of 4%. For non-employee directors, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date.

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

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2010 was $414,000 or 8% of gross inventory. At September 30, 2009 the reserve was $600,000, or 11% of gross inventory. Inventories were comprised of:
 (in thousands of dollars)
	2010	2009
Raw materials	$536	$676
Work-in-process	68	141
Finished goods	4,444	3,906
	$5,048	$4,723

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

INDEX

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 60% of the Company’s sales are made in U.S. Dollars, 21% are made in British Pounds and 19% are made in Euros. Approximately 28% of the Company’s cost of sales is incurred in British Pounds and 42% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro.

The Company had no foreign currency derivative financial instruments during the years ended September 30, 2010 and 2009.

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

L. Earnings (loss) per share

Basic and diluted net income (loss) per common share for the two years ended September 30, 2010 are calculated as follows:
 (in thousands except per share data)
	2010	2009
Net income (loss)	$866	$(1,475)
Weighted average shares outstanding	3,273	3,241
Basic income (loss) per share	$.26	$(.46)
Common stock equivalents	22	-
Average common and common equivalent shares outstanding	3,295	3,241
Diluted income (loss) per share	$.26	$(.46)

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

N. Fair value measurements

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In accordance with this guidance, financial assets and liabilities have been categorized, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The three levels of the hierarchy are defined as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

INDEX

Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company currently does not have any Level 2 financial assets or liabilities.

Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.

At September 30, 2010, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 7, Employee Benefit Plans.

O. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2010, approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at September 30, 2010, was $190,000 (the carrying value on the consolidated balance sheet at September 30, 2010) based on recent financial market pricing.

P. Goodwill

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as "goodwill".

In accordance with FASB accounting guidance regarding goodwill and other intangible assets, the Company performs an assessment of goodwill impairment annually or more frequently if events or changes in circumstances indicate that the value has been impaired. The Company has designated September 30 as the date it performs the annual review of goodwill impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level.

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At each of September 30, 2010 and 2009, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment, and the estimated fair value of the reporting unit significantly exceeded its carrying value under each method of calculation performed.

Q. New Accounting Pronouncements

In December 2008 the FASB issued authoritative guidance regarding disclosures about postretirement benefit plan assets. The new guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for annual financial statements for years ending after December 15, 2009 and we have adopted this guidance in this Annual Report on Form 10-K.

In September 2009, the FASB ratified the Emerging Issues Task Force guidance regarding multi-deliverable revenue arrangements. The guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not presently have multi-deliverable revenue arrangements and does not anticipate that the adoption of this guidance will have a material impact on either the Company’s consolidated results from operations or its financial position.

INDEX

R. Employee Benefit Plans

In September 2006, the FASB issued authoritative guidance in respect of accounting for defined benefit pension and other post- retirement plans which requires an employer to recognize a plan’s over-funded or under-funded status in its balance sheets and recognize the change in a plan’s funded status in comprehensive income in the year which the changes occur. The Company adopted this guidance effective on September 30, 2006.

(2) CAPITAL STOCK

Tech/Ops Sevcon, Inc. has two classes of authorized capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

The company issued 14,000 shares of restricted common stock to directors in 2010.  In 2009 the company issued 40,000 shares of restricted common stock to employees and 12,000 shares of restricted common stock to directors.

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 258,000 shares reserved and available for grant at September 30, 2010. No options were granted in 2010 or 2009. There were no options exercised in 2010 or in 2009.

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

Option transactions under the plans for the two years ended September 30, 2010 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2008	63,500	$7.03	3 years	$-
Exercised in 2009	-	$-	-	-
Cancelled in 2009	-	$-	-	-
Outstanding at September 30, 2009	63,500	$7.03	2 years	$-
Exercisable at September 30, 2009	50,300	$7.35	2 years	$-
Exercised in 2010	-	$-	-	-
Cancelled in 2010	(17,500)	$10.75	-	-
Outstanding at September 30, 2010	46,000	$5.62	2 years	$25,400
Exercisable at September 30, 2010	36,500	$5.62	2 years	$20,500

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $5.19 market price of the Company’s common stock at September 30, 2010.

Details of options outstanding at September 30, 2010 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$ 4.37 - $ 6.56	36,000	2.6 years
$ 6.57 - $ 9.85	10,000	1.1 years
	46,000	2.1 years

INDEX

In January 2010, the Company granted 12,000 shares of restricted stock to six non-employee directors and in May 2010, the Company granted 2,000 shares of restricted stock to one non-employee director. These shares will all vest on the day before the 2011 annual meeting provided that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The fair value of the stock measured on the date of grant was $27,000 for those granted in January 2010 and $10,000 for those granted in May 2010, based on the fair market value of the stock on date of grant. Compensation is being charged to income on a straight line basis over the period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in 2010 was $23,000 and the subsequent charge will be approximately $10,000 on a quarterly basis.

For the purposes of calculating average issued shares for earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the two years ended September 30, 2010 were as follows:

 (in thousands of shares)
	2010	2009
Beginning Balance – Non-vested	79	54
Granted to employees – 5 year vesting	-	40
Granted to non-employee directors – 1 year vesting	14	12
Vested	(33)	(25)
Forfeited	-	(2)
Ending Balance – Non-vested	60	79
Weighted-average fair value for shares granted during the year	$2.60	$2.13
Weighted-average fair value for shares vested during the year	$3.94	$6.50
Weighted-average fair value for ending balance - non-vested	$3.20	$3.62

As of September 30, 2010, there was $128,000 of compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

Stock-based compensation expense was $113,000 and $157,000 for the years ended September 30, 2010 and 2009, respectively.

(4) INCOME TAXES

The domestic and foreign components of income (loss) before income taxes are as follows:
 (in thousands of dollars)
	2010	2009
Domestic	$461	$(752)
Foreign	45	(1,315)
	$506	$(2,067)

The components of the provision / (benefit) for income taxes and deferred taxes for the years ended September 30, 2010 and 2009 are as follows:
                                                                                                                                                  ((in thousands of dollars)
	2010
	Current	Deferred
Federal	$-	$39
State	10	8
Foreign	37	(454)
	$47	$(407)

	2009
	Current	Deferred
Federal	$-	$56
State	-	19
Foreign	(430)	(237)
	$(430)	$(162)

INDEX

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income (loss) before income taxes. The following is a summary of the major items affecting the provision:
 (in thousands of dollars)
	2010	2009
Statutory Federal income tax rate	(34%)	(34%)
Computed tax provision (benefit) at statutory rate	$173	$(703)
Increases (decreases) resulting from:
Foreign tax rate differentials	(7)	60
State taxes net of federal tax benefit	4	-
Change in deferred tax valuation allowance	(118)	331
Foreign dividends, net of foreign tax credit	-	-
Foreign research incentives	(412)	(315)
Other	-	35
Income tax benefit in the consolidated statements of operations	$(360)	$(592)

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2010 and 2009 are as follows:

		2010
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals	$-	$221	$-	$2,195
Inventory basis differences	38	-	-	-
Warranty reserves	18	-	-	-
Foreign tax credit carry forwards	-	142	-	-
Accrued compensation expense	29	-	-	44
Net operating losses	144	306	754	-
Other (net)	3	205	-	-
	232	874	754	2,239
Liabilities:
Property basis differences	-	43	-	(67)
Net asset	232	917	754	2,172
Valuation allowance	(51)	(283)	-	-
Net deferred tax asset	$181	$634	$754	$2,172

INDEX

		2009
	Domestic current	Domestic long-term	Foreign current	Foreign long-term
Assets:
Pension accruals	$-	$351	$-	$1,808
Inventory basis differences	38	-	-	-
Warranty reserves	23	-	-	-
Foreign tax credit carry forwards	-	142	-	-
Accrued compensation expense	31	-	-	34
Net operating losses	199	190	359	-
Other (net)	8	228	-	-
	299	911	359	1,842
Liabilities:
Property basis differences	-	40	-	(54)
Net asset	299	951	359	1,788
Valuation allowance	(102)	(382)	-	-
Net deferred tax asset	$197	$569	$359	$1,788

During the fourth quarter, the Company re-evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company reversed, in the fourth quarter of 2010, $150,000 of the $379,000 deferred tax valuation allowance recognized in 2009. This valuation allowance relates primarily to deferred tax assets in the U.S.

In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income.

The Company has generated domestic federal and state net operating losses of $1,100,000 which will expire in 2028 and 2013, respectively. The Company has generated foreign net operating losses of approximately $2,407,000 which have an indefinite carry forward period.

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

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2010 and 2009, showing separately any items in excess of 5% of total current liabilities, was as follows:
(in thousands of dollars)
	2010	2009
Accrued compensation and related costs	$884	$666
Warranty reserves	96	217
Other accrued expenses	611	728
	$1,591	$1,611

INDEX

(6) COMMITMENTS AND CONTINGENCIES

Tech/Ops Sevcon is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2010 was $189,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2011 - $206,000; 2012 - $195,000; 2013 - $119,000; 2014 - $40,000; 2015 - $40,000 and $1,338,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $233,000 in 2010 and $289,000 in 2009.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $630,000. There were no amounts outstanding on the overdraft facilities at September 30, 2010 or 2009.

(7) EMPLOYEE BENEFIT PLANS

Tech/Ops Sevcon has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company uses a September 30 measurement date for its pension plans.

The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Tech/Ops Sevcon:
(in thousands of dollars)
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$21,541	$18,540
Service cost	321	280
Interest cost	1,189	1,127
Plan participants contributions	152	159
Actuarial loss (gain)	1,639	3,344
Gains on curtailments	(507)	-
Benefits paid	(435)	(391)
Foreign currency exchange rate changes	(263)	(1,518)
Benefit obligation at end of year	23,637	21,541
Change in plan assets:
Fair value of plan assets at beginning of year	14,375	18,162
Return on plan assets	931	(2,199)
Employer contributions	592	436
Plan participants contributions	152	159
Benefits paid	(435)	(391)
Foreign currency exchange rate changes	(181)	(1,792)
Fair value of plan assets at end of year	15,434	14,375
Funded status	(8,203)	(7,166)
Liability for pension benefits recorded in the balance sheet	$(8,203)	$(7,166)

The funded status of the Company’s defined benefit pension plans declined from a deficit of $7,166,000 at September 30, 2009 to a deficit of $8,203,000 at September 30, 2010. The increase in this liability was largely due to a reduction in the weighted average discount rate from 5.65% at September 30, 2009 to 5.25% at September 30, 2010 which resulted in a further actuarial loss for the year of $1,639,000, partly offset by a $507,000 curtailment gain arising from the decision to freeze the defined benefit pension plan for U.S. employees, effective September 30, 2010.

INDEX

Amounts recognized in the balance sheets consist of:
 (in thousands of dollars)
	2010	2009
Non current liabilities	$8,203	$7,166

Amounts recognized in accumulated other comprehensive loss consist of:
 (in thousands of dollars)
	2010	2009
Actuarial loss net of tax benefit	$968	$4,737
Prior service cost net of tax benefit	(34)	(33)
	$934	$4,704

The Tech/Ops Sevcon net pension cost included the following components:
 (in thousands of dollars)
	2010	2009
Components of net periodic benefit cost:
Service cost	$321	$280
Interest cost	1,189	1,127
Expected return on plan assets	(914)	(1,084)
Gains on curtailments	(507)	-
Amortization of prior service cost	48	47
Amortization of net loss	231	-
Net periodic benefit cost	$368	$370
Net cost of defined contribution plans	$42	$30

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2010 and 2009 were as set out below:

	2010	2009
Plan obligations:
Discount rate	5.25%	5.65%
Rate of compensation increase	3.32%	3.21%
Net periodic benefit cost:
Discount rate	5.25%	5.65%
Expected long term return on plan assets	7.14%	6.41%
Rate of compensation increase	3.32%	3.21%

The changes in these assumptions reflect actuarial advice and changing market conditions and experience.

The Company’s investment strategy is to build an efficient, well-diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the plan. The core asset allocation utilizes multiple investment managers to maximize the plan’s return while minimizing risk.

The assumed rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and alternative investments. In determining the expected return on plan assets, the Company considers long-term rates of return on the asset classes (historically and forecasted) in which the Company expects the pension funds to be invested.

At September 30, 2010 the assets of the U.S. plan were invested 43% in equity securities, 56% in debt securities and 1% in cash. The U.S. plan was frozen effective September 30, 2010 and in consequence there will be no future accrual earned by U.S. employees under this defined benefit arrangement. The U.S. plan had a deficit of $164,000, or 7% of the total benefit obligation, as at September 30, 2010. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next seven years. The Company has established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

INDEX

In the fourth quarter of 2010, the assets of the U.K pension plan, which were wholly invested with a U.K. insurance company, were transferred to two independent financial institutions following a selection process by the trustees of the U.K. plan. The funds transfer followed a detailed review of the historic and potential future investment returns of the U.K. pension assets as part of the Company’s plans to address the liability for pension benefits. The units held in the insurance company with profits fund were liquidated and the resulting proceeds were re-invested with specialist fund managers of two U.K. based financial institutions. For the U.K. plan the target allocations are 70%-80% equity securities and 20%-30% debt securities. In 2009, the assets that were previously invested in the insurance company were allocated approximately 30% in equity securities and 70% in debt securities and cash.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

The table below presents information about our plan assets measured and recorded at fair value as of September 30, 2010, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).
 (in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds		-	-
Standard Life Pension Global Absolute Returns Strategies Fund	5,146	-	-
Standard Life UK Indexed Linked Fund	1,296	-	-
Standard Life Long Corporate Bond Fund	1,292	-	-
CF Ruffer Absolute Return Fund	5,064	-	-
BNY Mellon Large Cap Stock Fund	483	-	-
BNY Mellon Focused Equity Opp M. Fund	122	-	-
BNY Mellon U.S. Core Equity 130/30 Fund	81	-	-
Dreyfus U.S. Equity Fund	173	-	-
BNY Mellon Short Term U.S. Government Securities Fund	31	-	-
BNY Mellon Intermediate Bond Fund	592	-	-
BNY Mellon Bond Fund Class M	496	-	-
Other Types of Investments		-	-
Cash	658	-	-
Total	15,434	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:
 (in thousands of dollars)
2011	$361
2012	360
2013	453
2014	644
2015	716
2016 – 2020	3,945

INDEX

In 2011 it is estimated that the Company will make contributions to the plans of $619,000, and that there will be employee contributions to the U.K. plan of $189,000. Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the same factors described above which caused the significant deterioration in the funded status during the year ended September 30, 2009.

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

 (in thousands of dollars)
			2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$24,434	$1,619	$-	$26,053
Inter-segment revenues	-	30	-	30
Operating income (loss)	639	76	(386)	329
Depreciation	524	52	2	578
Identifiable assets	18,027	1,053	804	19,884
Capital expenditures	562	286	-	848
			2009
	Controls	Capacitors	Corporate	Total
Sales to external customers	$18,783	$1,556	$-	$20,339
Inter-segment revenues	-	37	-	37
Operating income (loss)	(1,528)	26	(364)	(1,866)
Depreciation	545	33	-	578
Identifiable assets	15,478	752	580	16,810
Capital expenditures	237	6	-	243

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

 (in thousands of dollars)
	2010	2009
Sales:-
U.S. sales	$13,585	$10,787
Foreign sales:
United Kingdom	8,385	5,685
France	4,083	3,867
Total Foreign	12,468	9,552
Total sales	$26,053	$20,339
Long-lived assets:
U.S.A.	$2,105	$2,061
Foreign:
United Kingdom	5,150	4,485
France	44	110
Korea and Japan	13	18
Total Foreign	5,207	4,613
Total	$7,312	$6,674

INDEX

In the controls business segment the revenues were derived from the following products and services:

 (in thousands of dollars)
	2010	2009
Electronic controls for zero emission and hybrid electric vehicles	$13,818	$10,612
Accessory and aftermarket products and services	10,616	8,171
Total controls segment revenues	$24,434	$18,783

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

In 2010 Tech/Ops Sevcon's largest customer accounted for 7% of sales and for 4% of receivables. In 2009 the largest customer accounted for 14% of sales and 4% of receivables.

(9) DEBT

At September 30, 2010 the Company had $190,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at September 30, 2010, $37,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2011. Included in other long term liabilities, at September 30, 2010, is $153,000 which represents the principal element of the loan installments for the years 2012 to 2015. The fair market value of the debt at September 30, 2010 was $190,000.

Annual principal payments on long term debt at September 30, 2010 are as follows:
 (in thousands of dollars)
2011	$37
2012	39
2013	42
2014	45
2015	27

(10) RESTRUCTURING CHARGE

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

(11) SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the fiscal year and through the date these financial statements were available to be issued. No material subsequent events were identified that require recognition or disclosure in these financial statements.

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheet of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2010, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2010, and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Boston, Massachusetts
December 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tech/Ops Sevcon, Inc.:

We have audited the accompanying consolidated balance sheet of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2009, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech/Ops Sevcon, Inc. and subsidiaries as of September 30, 2009, and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Caturano and Company, Inc.
Caturano and Company, Inc.

Boston, Massachusetts
December 17, 2009

INDEX

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2010, the disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

INDEX

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	48	President & Chief Executive Officer
Paul N. Farquhar	48	Vice President, Treasurer & Chief Financial Officer

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

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, and “Proposal 1: Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2011” in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders.

INDEX

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

INDEX TO EXHIBITS

*(3)(a)	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
*(3)(b)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on September 19, 2008).
*(4)(a)	Specimen common stock certificate of the registrant (incorporated by reference to Exhibit (4) (a) to Annual Report for year ended September 30, 2008).
*(10)(a)
Tech/Ops Sevcon, Inc. 1996 Equity Incentive Plan and amendment thereto (incorporated by reference to 2004 Proxy Statement filed on December 29, 2003 and Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, respectively).

*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the year ended September 30, 2004).
*(10)(d)	Form of Restricted Stock Agreement for non-employee directors for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (d) to Annual Report for the year ended September 30, 2004).
*(10)(e)
Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10) (e) to Annual Report for the year ended September 30, 1994).

*(10)(f)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 1990).
*(10)(g)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (e) to Annual Report for the year ended September 30, 1997).
*(10)(h)	Tech/Ops Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*(10)(i)	Service Agreement dated as of July 1, 2010, between Mathew Boyle and Sevcon Limited (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(j)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Matthew Boyle and Tech/Ops Sevcon, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 6, 2010).

*(10)(k)	Service Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon Limited (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(l)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Paul N. Farquhar and Tech/Ops Sevcon, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 6, 2010).

(10)(m)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
(21)	Subsidiaries of the registrant (filed herewith).
(23.1)	Consent of Caturano and Company, Inc. (filed herewith).
(23.2)	Consent of McGladrey & Pullen, LLP (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

INDEX

Executive Compensation Plans and Arrangements:

Exhibits (10) (a) - (m) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

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

TECH/OPS SEVCON, INC.

By /s/ Matthew Boyle	December 23, 2010
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 23, 2010
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 23, 2010
Paul N. Farquhar	(Principal Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 23, 2010
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 23, 2010
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 23, 2010
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 23, 2010
Bernard F. Start

/s/ David R. A. Steadman	Director	December 23, 2010
David R. A. Steadman

/s/ Paul O. Stump	Director	December 23, 2010
Paul O. Stump

/s/ Frederick.A.Wang	Director	December 23, 2010
Frederick. A. Wang

INDEX

SCHEDULE II
TECH/OPS SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2010 and 2009 (in thousands of dollars)

Allowance for doubtful accounts	2010	2009
Balance at beginning of year	92	86
Additions charged to costs and expenses	35	12
Deductions from reserves:
Reduction in reserve	(22)	6
Write off of uncollectible accounts	(52)	-
Balance at end of year	53	92