Form 10-Q
period 2010-01-01
TECH OPS SEVCON INC
filed 2011-02-15
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2011
Common stock, par value $.10	3,360,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 1, 2011

PART I.     FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	January 1, 2011	September 30, 2010
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$655	$803
Trade receivables, net of allowances for doubtful accounts of $42 at January 1, 2011 and $53 at September 30, 2010	4,322	4,678
Other receivables	1,017	599
Inventories	5,894	5,048
Prepaid expenses and other current assets	1,225	1,410
Total current assets	13,113	12,538
Property, plant and equipment:
At cost	11,516	11,326
Less: accumulated depreciation and amortization	8,297	8,232
Net property, plant and equipment	3,219	3,094
Long-term deferred tax assets	2,756	2,806
Goodwill	1,435	1,435
Other-long term assets	11	11
Total assets	$20,534	$19,884
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current debt	$84	$84
Accounts payable	4,429	3,717
Accrued expenses	1,613	1,591
Accrued taxes on income	-	40
Total current liabilities	6,126	5,432
Liability for pension benefits	8,124	8,203
Other long term liabilities	142	153
Total liabilities	14,392	13,788
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,340,322 shares at January 1, 2011 and 3,340,322 shares at September 30, 2010	334	334
Premium paid in on common stock	5,168	5,132
Retained earnings	7,760	7,755
Accumulated other comprehensive loss	(7,120)	(7,125)
Total stockholders’ equity	6,142	6,096
Total liabilities and stockholders’ equity	$20,534	$19,884

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	January 1, 2011		January 2, 2010
Net sales		$6,883	$6,361
Cost of sales		4,515	4,080
Gross profit		2,368	2,281
Selling, research and administrative expenses		2,335	2,120
Operating income		33	161
Interest expense		(31)	(2)
Interest income		-	26
Foreign currency gain		4	61
Income before income tax		6	246
Income tax provision		(1)	(87)
Net income		$5	$159
Basic income per share	$	. 00	$.05
Fully diluted income per share		$.00	$.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 1, 2011	January 2, 2010
Net income	$5	$159
Foreign currency translation adjustment	(53)	(43)
Amortization of pension transition items to income	58	9
Comprehensive income	$10	$125

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 1, 2011	January 2, 2010
Cash flow from operating activities:
Net income	$5	$159
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	146	143
Stock-based compensation	36	39
Pension contributions less than pension expense	82	140
Deferred tax provision (benefit)	5	(5)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade and Other Receivables	(105)	(1,457)
Inventories	(887)	124
Prepaid expenses and other current assets	146	26
Accounts payable	733	1,095
Accrued expenses	88	(180)
Accrued and deferred taxes on income	(55)	321
Net cash generated from operating activities	194	405
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(300)	(100)
Net cash used by investing activities	(300)	(100)
Cash flow used by financing activities:
Repayments of long term debt	(9)	-
Net cash used by financing activities	(9)	-
Effect of exchange rate changes on cash	(33)	(53)
Net (decrease) increase in cash	(148)	252
Beginning balance - cash and cash equivalents	803	632
Ending balance - cash and cash equivalents	$655	$884
Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$2

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – January 1, 2011

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops as of January 1, 2011 and the results of operations and cash flows for the three months ended January 1, 2011. These unaudited interim financial statements should be read in conjunction with the 2010 annual consolidated financial statements and related notes included in the 2010 Tech/Ops Annual Report filed on Form 10-K (the “2010 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Certain prior period balances have been reclassified to conform with current period presentation.

The results of operations for the three month period ended January 1, 2011 are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the following update to the Company’s revenue recognition policy and the new accounting pronouncement as set forth in Note 3 below, there have been no changes since the end of 2010 to the significant accounting policies followed by Tech/Ops.

Revenue recognition

The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.

(3)           New accounting pronouncements

In December 2008 the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding disclosures about postretirement benefit plan assets. The new guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for annual financial statements for years ending after December 15, 2009 and the Company adopted this guidance in the 2010 10-K.

INDEX

(4)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 258,000 shares reserved and available for grant at January 1, 2011. There were no options granted or exercised in the quarters ended January 1, 2011 and January 2, 2010.

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

A summary of option activity for all plans for the three months ended January 1, 2011 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	46,000	$5.62	2.3 years	$25,400
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at January 1, 2011	46,000	$5.62	2.0 years	$96,000
Exercisable at January 1, 2011	37,500	$5.72	1.8 years	$76,000
Exercisable and expected to vest at January 1, 2011	46,000	$5.62	2.0 years	$96,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $7.18 and $5.19 closing market price of the Company’s common stock at January 1, 2011 and September 30, 2010, respectively.

A summary of restricted stock activity for the three months ended January 1, 2011 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2010	60,000	$3.20
Granted	-	$-
Vested	15,000	$4.47
Forfeited	-	$-
Non-vested balance as of January 1, 2011	45,000	$2.78

Stock-based compensation expense was $36,000 and $39,000 for the three month periods ended January 1, 2011 and January 2, 2010, respectively. At January 1, 2011, there was $101,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.5 years.

INDEX

(5)           Cash dividends

The Company suspended the payment of dividends at the beginning of 2009 in order to conserve cash to meet the needs of the business during the global recession. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(6)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	January 1, 2011	January 2, 2010
Net income	$5	$159
Weighted average shares outstanding - basic	3,285	3,254
Basic income per share	$.00	$.05
Common stock equivalents	45	14
Weighted average shares outstanding - diluted	3,330	3,268
Diluted income per share	$.00	$.05
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	10	64

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

The significant accounting policies of the segments are the same as those described above and in Note 1 to the 2010 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended January 1, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	6,386	497	-	6,883
Inter-segment revenues	-	3	-	3
Operating income (loss)	3	57	(27)	33
Identifiable assets	19,401	982	151	20,534

	Three months ended January 2, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$5,965	$396	$-	$6,361
Inter-segment revenues	-	7	-	7
Operating income (loss)	215	21	(75)	161
Identifiable assets	17,058	788	232	18,078

INDEX

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended
	January 1, 2011	January 2, 2010
Electronic controls for zero emission and hybrid electric vehicles	$3,701	$3,866
Accessory and aftermarket products and services	2,685	2,099
Total electronic controls segment revenues	$6,386	$5,965

(8)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	January 1, 2011	January 2, 2010
Research and development expense	$696	$676
Percentage of sales	10.1	10.6

(9)           Employee benefit plans

Tech/Ops has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended
	January 1, 2011	January 2, 2010
Service cost	$110	$84
Interest cost	317	310
Expected return on plan assets	(273)	(237)
Amortization of net loss	68	68
Amortization of prior service cost	12	12
Net periodic benefit cost	234	237
Net cost of defined contribution plans	$7	$7

The following table sets forth the movement in the liability for pension benefits in the three months ended January 1, 2011:

	(in thousands of dollars)
	Three Months ended
	January 1, 2011	January 2, 2010
Liability for pension benefits at beginning of period	$8,203	$7,166
Net periodic benefit cost	234	237
Plan contributions	(152)	(97)
Amortization of net loss	(68)	-
Amortization of prior service cost	(12)	(12)
Effect of exchange rate changes	(81)	62
Balance at end of period	$8,124	$7,356

INDEX

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	January 1, 2011	January 2 2010
Non current liabilities	$8,124	$7,356

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	January 1, 2011	January 2, 2010
Amortization of net actuarial loss net of tax benefit	$49	$-
Amortization of prior service cost net of tax benefit	9	9
	$58	$9

Tech/Ops did not contribute to its U.S. pension plan in the three months ended January 1, 2011; it presently anticipates contributing $75,000 to fund its U.S. plan in the remainder of 2011. In addition, employer contributions to the U.K. defined benefit plan were $152,000 in the first three months and are estimated to total $544,000 in 2011.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of January 1, 2011 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds		-	-
Standard Life Pension Global Absolute Returns Strategies Fund	5,053	-	-
Standard Life UK Indexed Linked Fund	1,295	-	-
Standard Life Long Corporate Bond Fund	1,239	-	-
CF Ruffer Absolute Return Fund	5,324	-	-
BNY Mellon Large Cap Stock Fund	765	-	-
BNY Mellon U.S. Core Equity 130/30 Fund	87	-	-
BNY Mellon Short Term U.S. Government Securities Fund	81	-	-
BNY Mellon Intermediate Bond Fund	586	-	-
BNY Mellon Bond Fund Class M	485	-	-
Other Types of Investments
Cash	276	-	-
Total	15,191	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

INDEX

The following estimated benefit payments, which reflect future service, as appropriate have been or are expected to be paid:

(in thousands of dollars)
2011	$361
2012	360
2013	453
2014	644
2015	716
2016 – 2020	3,945

(10)        Inventories

Inventories were comprised of:

	(in thousands of dollars)
	January 1, 2011	January 2, 2010
Raw materials	$1,082	$692
Work-in-process	77	78
Finished goods	4,735	3,855
	$5,894	$4,625

(11)        Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of January 1, 2011 and September 30, 2010, approximated to fair value due to the short-term nature of these instruments. The Company also has debt in the form of a U.K. bank loan, the carrying value of which at January 1, 2011 approximated to fair value based on current interest rates.

(12)        Accrued expenses

Set out below is an analysis of other accrued expenses at January 1, 2011 and September 30, 2010, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	January 1, 2011	September 30, 2010
Accrued compensation and related costs	$971	$884
Warranty reserves	119	96
Other accrued expenses	523	611
	$1,613	$1,591

INDEX

(13)        Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	January 1, 2011	January 2, 2010
Warranty reserves at beginning of period	$96	$217
Decrease in beginning balance for warranty obligations settled during the period	-	(6)
Foreign currency translation adjustment	(1)	1
Net increase in warranty reserves for products sold during the period	24	25
Warranty reserves at end of period	$119	$237

(14)        Debt

At January 1, 2011 the Company had $179,000 (September 30, 2010, $190,000) outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at January 1, 2011, $37,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the period ending December 31, 2011. Included in other long term liabilities, at January 1, 2011, is $142,000 which represents the principal element of the loan installments for the years 2012 to 2015. The carrying value of the debt at January 1, 2011 approximated to fair value based on current interest rates.

Annual principal payments on long term debt at January 1, 2011 are as follows:
 (in thousands of dollars)
2011	$37
2012	40
2013	42
2014	45
2015	15

(15)        Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements. No material subsequent events were identified that require recognition or disclosure in these financial statements.

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

INDEX

CRITICAL ACCOUNTING ESTIMATES

As of January 1, 2011, there have been no material changes to the critical accounting estimates described in the Company’s 2010 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

For example:

(i)	if the financial condition of any of the Company's customers deteriorates as a result of further business declines, the Company may be required to increase its estimated allowance for bad debts;

(ii)	if actual future demand is less than previously projected, inventory write-downs may be required; or

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

INDEX

OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended January 1, 2011

The following table compares the results by segment for the three months ended January 1, 2011 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	January 1, 2011	January 2, 2010	Total	Currency	Volume
Sales:
Controls - to external customers	$6,386	$5,965	7	(3)	10
Capacitors - to external customers	497	396	25	(5)	30
Capacitors - inter-segment	3	7	(55)	(2)	(53)
Capacitors – total	500	403	24	(4)	28
Total sales to external customers	6,883	6,361	8	(3)	11
Gross Profit:
Controls	2,145	2,105	2	3	(1)
Capacitors	223	176	27	(3)	30
Total	2,368	2,281	4	2	2
Selling research and administrative expenses:
Controls	2,142	1,890	(13)	4	(17)
Capacitors	166	155	(7)	4	(11)
Unallocated corporate expense	27	75	64	-	64
Total	2,335	2,120	(10)	4	(14)
Operating income:
Controls	3	215	(99)	60	(159)
Capacitors	57	21	171	(2)	173
Unallocated corporate expense	(27)	(75)	64	-	64
Total	33	161	(80)	80	(160)
Other income and expense	(27)	85	(132)	(74)	(58)
Income before income tax	6	246	(98)	27	(125)
Income tax	(1)	(87)	99	(17)	116
Net income	$5	$159	(97)	32	(129)

Sales in the first quarter of 2011 increased by $522,000, or 8%, to $6,883,000, compared to $6,361,000 in the same quarter last year. Foreign currency fluctuations decreased reported sales in the first fiscal quarter by $192,000; this was mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro than in the prior year period. Excluding the impact of foreign currency, shipment volumes were $714,000 higher than last year, due mainly to sales of the Company’s new Gen4 AC product to new applications.

In the fourth quarter of 2010 the Company received a substantial order for controls from a large public company in the Far East. In the first quarter of 2011 the Company became aware of the deterioration in the financial position of this customer. The Company decided late in the quarter, following extensive negotiation with the customer, not to ship the customer’s order as the Company could not assure itself that the receivable would be collectable. This resulted in the large increase in inventory in the quarter. The product placed into inventory is a standard product and can be sold to several other customers.

INDEX

In the controls business segment, volumes shipped were 10% higher than in the same quarter last year; shipments to Europe and the Far East increased by 17% in total and there was a 5% increase in volume shipped in the United States, compared to the first quarter last year. The increase in sales volume is largely due to continued customer gains in a range of on-road electric vehicle (“EV”) applications. The Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications have seen some recovery from the significant reduction in customer demand experienced in 2009. However, there has been only a modest increase in order intake year on year in these traditional markets and demand for the Company’s products remains significantly lower than the peak demand of 2007 and 2008. In the capacitor business, volumes shipped were 30% higher than during the first quarter last year, which was largely due to higher demand from customers in the industrial sector. Currency changes, mainly the stronger U.S. Dollar compared to the British Pound, decreased reported total sales in the capacitor business by $17,000, or 5%, from the first quarter of 2010.

Gross profit of $2,368,000 was 34.4% of sales in the first quarter compared to $2,281,000 or 35.9% of sales in the same quarter last year. The reduction in the gross profit percentage was due to start up costs of new Gen4 business together with increases in material costs and higher production-related overhead costs compared to the prior year. Foreign currency fluctuations increased reported gross profit by $52,000.

In the first quarter of 2011, the Company continued to suffer from a worldwide shortage of some of the raw materials required to make its controllers. The manufacturers of these raw materials are putting in place extra capacity to alleviate the material supply issue. The process of increasing capacity has led to some components being supplied through a process of allocation among the suppliers’ customers. The relationship the Company has with these suppliers is good; however, the allocation process means that, for some components, lead times are substantially longer than normal. The Company saw no further degradation in the supply lead time and it believes that the situation is stabilizing.

Selling, research and administrative expense in the first quarter of 2011 was $2,335,000, an increase of $215,000, or 10%, compared to the same period last year. Foreign currency fluctuations decreased operating expense by $77,000 or 4%, compared with the same quarter last year. Excluding the impact of currency fluctuations, selling, research and administrative expense was $292,000, or 14%, higher in the first quarter compared to the same period last year. This increase was largely due to higher salary and fringe costs in the first quarter of fiscal 2011 compared to the same period last year. The increase in compensation costs was due to the reinstatement of salaries in December 2009 after all Company staff had accepted a 10% reduction in pay to preserve cash and reduce operating expense in early 2009. In addition, all Company staff were awarded an increase in salary early in fiscal 2011.

In the second quarter of 2010 and also in the first quarter of 2011, the Company was awarded research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects continue on track for completion in March 2011 as required by the grant awards. The Company recorded grant income of $195,000 in the quarter associated with research and development spend in the quarter of $559,000 on these projects. The grant income was recorded as a reduction of research and development expense in the quarter.

There was operating income in the first quarter of $33,000, compared with operating income of $161,000 in the same period last year, a reduction of $128,000. Higher shipment volumes increased operating profit by $87,000 although this was more than offset by an increase in operating expense of $215,000. Foreign currency fluctuations had an overall positive impact of $129,000 in the quarter.

In the first quarter of 2011, interest expense was $31,000, an increase of $29,000 compared to the prior year. There was no interest income in the first quarter of fiscal 2011 compared to $26,000 in the first quarter last year. There was a foreign currency gain of $4,000 in the first quarter of 2011 compared to a gain of $61,000 in the same period last year.

The Company recorded income before income taxes of $6,000 in the first quarter of 2011 compared to income before income taxes of $246,000 in the same period last year. There was net income after income taxes, for the quarter of $5,000 compared to net income of $159,000 in the same quarter last year. On a per share basis, the Company broke even for the quarter, compared to net income of $0.05 per share, last year.

INDEX

Financial Condition

Cash balances at the end of the first quarter of fiscal 2010 were $655,000, compared to $803,000 on September 30, 2010, a decrease in cash of $148,000 in the first three months of fiscal 2010.

In the first three months of fiscal 2011, operating activities generated $194,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $105,000, payables increased by $733,000, and inventories increased by $887,000 in the quarter. The increase in inventories was due to the decision at the end of the quarter not to ship a substantial order for controls from a large public company in the Far East that experienced a deterioration in its financial condition. The number of days sales in receivables increased marginally in the first three months of 2011 from 61 days at September 30, 2010 to 63 days at January 1, 2011. Capital expenditures in the first three months were $300,000. Exchange rate changes decreased reported cash by $33,000 in the first three months of 2011.

The reserve for doubtful accounts was reduced from $53,000 at September 30, 2010 to $42,000 at January 1, 2011 due to the write off of uncollectable accounts of $11,000 which had previously been fully reserved.

The Company has a bank loan of $179,000, of which $37,000 was short-term and $142,000 long-term debt at January 1, 2011. In January 2011, the Company negotiated an increase in its overdraft facilities in the United Kingdom from $630,000 to $1,400,000; the available facilities were unused at January 1, 2011 and September 30, 2010. The overdraft facility of the U.K. capacitor subsidiary company is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls business is secured by a legal charge over a facility owned by that company which is partly occupied by it and partly sub-let. Both facilities are due for renewal in February 2011 but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. The Company owns real estate property in the U.K. that could be used as collateral for alternative borrowings, if appropriate. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

There were no significant capital expenditure commitments at January 1, 2011. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $619,000 in fiscal 2011; should the Company suffer a material reduction in revenues in 2011 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth in Europe and North America. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3     Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2011, approximately 56% of the Company’s sales were made in U.S. Dollars, 23% were made in British Pounds and 21% were made in Euros. Approximately 70% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

INDEX

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of January 1, 2011. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of January 1, 2011 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at January 1, 2011:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2011	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,126	1,126
Accounts receivable in Euros	1,721	1,721
Accounts payable in British Pounds	1,090	1,090
Accounts payable in Euros	1,820	1,820
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	935	935
In Euros	1,188	1,188

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of January 1, 2011.

The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4     Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of January 1, 2011, these disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

In addition to the market risk factors set forth in Part 1A of our 2010 10-K and those relating to foreign currency and interest rate risk set out in Part I, Item 3 above, the Company believes that the following represent the most significant risk factors for the Company:

INDEX

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand during the recent global recession. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. While market conditions appear to be improving, economic instability remains. As a result, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

The global shortage of components and raw materials may continue to increase our costs and hurt our ability to meet customer demand

During the recent global recession, the Company’s suppliers of raw materials and key components suspended manufacturing operations due to reduced demand. As economic conditions have improved, some of them have not yet resumed production at levels that allow the Company to meet increasing demand for its product. The resulting shortages vary across types of raw materials and components depending on many fluctuating factors. They have led to increased costs as we have competed with others for the limited supply. We cannot predict with certainty how quickly any of our suppliers will be able to increase their production to meet our needs. If we are unable to compete successfully for the components and materials we need, or identify alternative suppliers, the adverse impact on our ability to grow revenues, our operating results, and our financial condition will continue and may be material.

Demand for on-road electric vehicles incorporating our products may not materialize

The Company has become increasingly involved in developing products for the on-road electric vehicle market. We have relationships with several customers who incorporate our products into their EV products. Our competitors and others are also developing products for other entrants in the EV market, with similar and competing technologies. If our customers’ products or technology are not successful commercially, or if worldwide demand for EVs fails to grow as much as we hope, we may not realize the anticipated the demand for our products in the EV market, which may have a material adverse effect on our results of operations

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 51% of the Company’s revenues in the first quarter of 2011 and the largest customer accounted for 7% of revenues. Although we have had business relationships with most of these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

INDEX

Single source materials and sub-contractors may not meet the Company’s needs.

The Company relies on single, or a small number of, suppliers and sub-contractors for its requirements for most components, sub-assemblies and finished products. In the event that such suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company’s cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

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

Item 4     [Removed and reserved]

None.

Item 5     Other Information

None.

Item 6     Exhibits

See Exhibit Index immediately preceding the exhibits.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH/OPS SEVCON, INC.

Date: February 15, 2011	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

INDEX