Form 10-Q
period 2011-04-02
TECH OPS SEVCON INC
filed 2011-05-17
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2011
Common stock, par value $.10	3,360,322

TECH/OPS SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL2, 2011

PART I.    FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Tech/Ops Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	April 2, 2011	September 30, 2010
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,114	$803
Trade receivables net of allowances for doubtful accounts of £51 at April 2, 2011 and $53 at September 30, 2010	4,904	4,678
Other receivables	1,219	599
Inventories	6,447	5,048
Prepaid expenses and other current assets	1,306	1,410
Total current assets	14,990	12,538
Property, plant and equipment:
At cost	10,813	11,326
Less: accumulated depreciation and amortization	8,380	8,232
Net property, plant and equipment	2,433	3,094
Long-term deferred tax assets	2,603	2,806
Goodwill	1,435	1,435
Other long-term assets	11	11
Total assets	$21,472	$19,884
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$39	$84
Accounts payable	4,159	3,717
Accrued expenses	2,102	1,591
Accrued and deferred taxes on income	41	40
Total current liabilities	6,341	5,432
Liability for pension benefits	7,272	8,203
Long-term debt	137	153
Total liabilities	13,750	13,788
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,360,322 shares at April 2, 2011 and 3,340,322 shares at September 30, 2010	336	334
Premium paid in on common stock	5,209	5,132
Retained earnings	8,265	7,755
Accumulated other comprehensive loss	(6,088)	(7,125)
Total stockholders’ equity	7,722	6,096
Total liabilities and stockholders’ equity	$21,472	$19,884

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$7,787	$6,171	$14,670	$12,532
Cost of sales	(5,099)	(3,847)	(9,614)	(7,927)
Gross profit	2,688	2,324	5,056	4,605
Selling, research and administrative expenses	(2,481)	(2,261)	(4,816)	(4,381)
Gain on sale of fixed assets	451	-	451	-
Operating income	658	63	691	224
Interest expense	-	(8)	(31)	(10)
Interest income	2	-	2	26
Foreign currency (loss) gain	(75)	(14)	(71)	47
Income before income taxes	585	41	591	287
Income taxes provision	(80)	(14)	(81)	(101)
Net income	505	27	510	186
Basic income per share	$.15	$.01	$.15	$.06
Fully diluted income per share	$.15	$.01	$.15	$.06

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income	505	27	510	186
Foreign currency translation adjustment	190	(206)	137	(249)
Pension liability adjustment, net of tax	842	8	900	17
Comprehensive income (loss)	$1,537	$(171)	$1,547	$(46)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Tech/Ops Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	April 2, 2011	April 3, 2010
Cash flow from operating activities:
Net income	$510	$186
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	316	283
Gain on sale of fixed assets	(451)	-
Stock-based compensation	79	63
Pension contributions less than pension expense	150	258
Deferred tax provision	90	23
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(733)	(1,644)
Inventories	(1,303)	34
Prepaid expenses and other current assets	(42)	(133)
Accounts payable	351	1,656
Accrued expenses	555	(119)
Accrued and deferred taxes on income	(113)	528
Net cash (used by) generated from operating activities	(591)	1,135
Cash flow generated from (used by) investing activities:
Acquisition of property, plant and equipment	(414)	(267)
Proceeds of sale of fixed assets	1,278	-
Net cash generated from (used by) investing activities	864	(267)
Cash flow used by financing activities:
Repayment of long term debt	(18)	-
Net cash used by financing activities	(18)	-
Effect of exchange rate changes on cash	56	(188)
Net increase in cash	311	680
Beginning balance - cash and cash equivalents	803	632
Ending balance - cash and cash equivalents	$1,114	$1,312
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$31	$10

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

TECH/OPS SEVCON, INC.

Notes to Consolidated Financial Statements – April 2, 2011

(Unaudited)

(1)	Basis of presentation

Tech/Ops Sevcon, Inc. (“Tech/Ops” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles.  Through another subsidiary located in the United Kingdom, Tech/Ops manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Tech/Ops as of April 2, 2011 and the results of operations and cash flows for the six months ended April 2, 2011. These unaudited interim financial statements should be read in conjunction with the 2010 annual consolidated financial statements and related notes included in the 2010 Tech/Ops Annual Report filed on Form 10-K (the “2010 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Certain prior period balances have been reclassified to conform with current period presentation.

The results of operations for the six month period ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the following update to the Company’s revenue recognition policy, there have been no changes since the end of 2010 to the significant accounting policies followed by Tech/Ops.

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

Infrequently the Company enters into fixed-price non-recurring engineering contracts.  Revenue from these contracts is recognized in accordance with the percentage-of-completion method of accounting.

(3)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 238,000 shares reserved and available for grant at April 2, 2011. There were no options granted or exercised in the periods ended April 2, 2011 and April 3, 2010.

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

INDEX

        A summary of option activity for all plans for the six months ended April 2, 2011 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	46,000	$5.62	2.3 years	$25,400
Granted	-	-	-	$-
Exercised	-	-	-	$-
Cancelled	-	-	-	$-
Outstanding at April 2, 2011	46,000	$5.62	1.7 years	$44,000
Exercisable at April 2, 2011	37,500	$5.72	1.6 years	$35,000
Exercisable and expected to vest at April 2, 2011	46,000	$5.62	1.7 years	$44,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $5.74 and $5.19 closing market price of the Company’s common stock at April 2, 2011 and September 30, 2010 respectively.

A summary of restricted stock activity for the six months ended April 2, 2011 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant – Date Fair Value
Outstanding at September 30, 2010	60,000	$3.20
Granted	20,000	$8.75
Vested	(30,000)	$3.56
Outstanding at April 2, 2011	50,000	$5.21

                  In January 2011, the Company granted 20,000 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2012 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $175,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first six months of fiscal 2011 was $29,000 and the subsequent charge will be approximately $44,000 on a quarterly basis.

Stock based compensation expense for the three and six month periods ended April 2, 2011 was $43,000 and $79,000, respectively and for the three and six month periods ended April 3, 2010 was $24,000 and $63,000, respectively.  At April 2, 2011 there was $234,000 of unrecognized compensation expense related to share options and restricted stock granted under the plan.  The Company expects to recognize that cost over a weighted average period of 1.7 years.

INDEX

(4)           Cash dividends

The Company suspended the payment of dividends at the beginning of 2009 in order to conserve cash to meet the needs of the business during the global recession. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(5)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three Months ended		Six Months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income	$505	$27	$510	$186
Weighted average shares outstanding - basic	3,307	3,277	3,296	3,265
Basic income per share	$.15	$.01	$.15	$.06
Common stock equivalents	28	9	36	12
Weighted average shares outstanding - diluted	3,335	3,286	3,332	3,277
Diluted income per share	$.15	$.01	$.15	$.06
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	10	46	10	46

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

The significant accounting policies of the segments are the same as those described in Note 1 to the 2010 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended April 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,154	$633	$-	$7,787
Inter-segment revenues	-	15	-	15
Operating income (loss)	796	151	(289)	658
Identifiable assets	20,142	1,084	246	21,472

	Three months ended April 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$5,802	$369	$-	$6,171
Inter-segment revenues	-	7	-	7
Operating income (loss)	105	16	(58)	63
Identifiable assets	17,032	846	260	18,138

INDEX

	(in thousands of dollars)
	Six months ended April 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$13,540	$1,130	$-	$14,670
Inter-segment revenues	-	18	-	18
Operating income (loss)	799	208	(316)	691
Identifiable assets	20,142	1,084	246	21,472

	Six months ended April 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$11,767	$765	$-	$12,532
Inter-segment revenues	-	14	-	14
Operating income (loss)	320	37	(133)	224
Identifiable assets	17,032	846	260	18,138

In the electronic controls segment, the revenues were derived from the following products and services:

(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Electronic controls for zero emission and hybrid electric vehicles	$6,207	$3,315	$9,908	$7,182
Accessory and aftermarket products and services	947	2,487	3,632	4,585
Total electronic controls segment revenues	$7,154	$5,802	$13,540	$11,767

(7)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Research and development expense, net of grants receivable	$563	$819	$1,259	$1,495
Percentage of sales	7.2%	13.3%	8.6%	11.9%

In the second quarter of 2010 and the first quarter of 2011, the Company was awarded research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in March 2011 as required by the grant awards. The Company recorded grant income of $217,000 and $383,000 in the first and second quarters of 2011, respectively, associated with research and development expense of $620,000 and $1,094,000 in the first and second quarters of 2011, respectively, on these two projects. The grant income was recorded as a reduction of research and development expense.

INDEX

(8)           Employee benefit plans

Tech/Ops has a defined benefit plan covering the majority of its U.K. employees; U.S. employees and certain employees in the capacitor business have a defined contribution plan. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Service cost	$111	$80	$221	$164
Interest cost	319	295	636	605
Expected return on plan assets	(277)	(228)	(550)	(465)
Amortization of net loss	71	50	139	118
Amortization of prior service cost	(21)	12	(9)	24
Net periodic benefit cost	203	209	437	446
Net cost of defined contribution plans	$7	$6	$14	$13

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	April 2, 2011	April 3, 2010
Non current liabilities	$7,272	$8,203

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Amortization of net actuarial loss net of tax benefit	$51	$-	$100	$-
Amortization of prior service cost net of tax benefit	(15)	8	(6)	17
Actuarial gain net of tax benefit	806	-	806	-
Net cost of defined contribution plans	$842	$8	$900	$17

Tech/Ops did not contribute to its U.S. pension plan in the six months ended April 2, 2011; it presently anticipates contributing $75,000 to fund its U.S. plan in the remainder of 2011. In addition, employer contributions to the U.K. defined benefit plan were $287,000 in the first six months and are estimated to total $614,000 in 2011.

In the second quarter of 2011, the Company changed the inflation index used to calculate the annual increase in accrued benefits for deferred pension plan members of the U.K. defined benefit pension plan. The change in inflation index was from the Retail Prices Index (“RPI”) to the Consumer Prices Index (“CPI”). Deferred pension plan members are current or former employees of the Company who have left the pension plan, retaining a right to future pension benefits, but not having yet brought those benefits into payment. The change of inflation index was for this one class of pension plan member only. As a result of this change, the Company recorded a one-time decrease in the liability for pension benefits of $806,000, net of a tax benefit. This decrease was recorded in the second quarter of 2011 through other comprehensive income as a reduction to remaining prior service costs of $212,000 and the remaining $594,000 is being amortized as a component of net period benefit costs over 34 years, this being the estimated life expectancy of the deferred members of the U.K. pension plan.

INDEX

        The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of April 2, 2011 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds		-	-
Standard Life Pension Global Absolute Returns Strategies Fund	5,339	-	-
Standard Life UK Indexed Linked Fund	1,337	-	-
Standard Life Long Corporate Bond Fund	1,291	-	-
CF Ruffer Absolute Return Fund	5,466	-	-
BNY Mellon Large Cap Stock Fund	812	-	-
BNY Mellon U.S. Core Equity 130/30 Fund	92	-	-
BNY Mellon Short Term U.S. Government Securities Fund	80	-	-
BNY Mellon Intermediate Bond Fund	587	-	-
BNY Mellon Bond Fund Class M	484	-	-
Other Types of Investments
Cash	309	-	-
Total	15,797	-	-

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

INDEX

            The following table sets forth the movement in the liability for pension benefits in the six months ended April 2, 2011 and April 3, 2010:

	(in thousands of dollars)
	Six Months ended
	April 2, 2011	April 3, 2010
Liability for pension benefits at beginning of period	$8,203	$7,166
Net periodic benefit cost	437	446
Plan contributions	(287)	(188)
Amortization of net loss	(138)	-
Amortization of prior service costs	9	(24)
Actuarial gain	(1,139)	-
Effect of exchange rate changes	187	(294)
Balance at end of period	$7,272	$7,106

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	April 2, 2011	September 30, 2010
Raw materials	$1,025	$536
Work-in-process	88	68
Finished goods	5,334	4,444
	$6,447	$5,048

(10)           Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of April 2, 2011 and September 30, 2010 approximates fair value due to the short-term nature of these instruments.  The Company also has debt in the form of a U.K. bank loan, the carrying value of which at April 2, 2011 approximated to fair value based on current interest rates.

(11)           Accrued expenses

Set out below is an analysis of other accrued expenses at April 2, 2011 and September 30, 2010, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	April 2, 2011	September 30, 2010
Accrued compensation and related costs	$1,054	$884
Warranty reserves	70	96
Other accrued expenses	978	611
	$2,102	$1,591

INDEX

(12)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3 2010
Warranty reserves at beginning of period	$119	$237	$96	$217
Decrease in beginning balance for warranty obligations settled during the period	(26)	(50)	(26)	(56)
Other changes to pre-existing warranties	(25)	16	(25)	16
Foreign currency translation adjustment	3	(8)	2	(7)
Net increase in warranty reserves for products sold during the period	(1)	16	23	41
Warranty reserves at end of period	$70	$211	$70	$211

(13)           Debt

At April 2, 2011 the Company had $176,000 (September 30, 2010, $190,000) outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period which commenced in May 2010. Of the total amount outstanding at April 2, 2011, $39,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current portion of long-term debt, representing the principal element of the loan installments in the twelve months commencing April 2, 2011. Included in long term debt, at April 2, 2011, is $137,000 which represents the principal element of the loan installments for the years 2012 to 2015. The carrying value of the debt at April 2, 2011 approximated to fair value based on current interest rates.

In March 2011, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. subsidiary operations. The Company’s U.K. subsidiaries have a multi-currency overdraft facility of $1,450,000 which is secured against real estate owned by the U.K. subsidiary companies. In common with bank overdrafts in Europe, the facility renewal is for a twelve month period although in line with normal practice in Europe, it can be withdrawn on demand by the bank.

Annual principal payments on long term debt at April 2, 2011 are as follows:

(in thousandsof dollars)
2011-12	$39
2012-13	42
2013-14	44
2014-15	51

(14)         Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period and through the date these financial statements were available to be issued. No material subsequent events were identified that require recognition or disclosure in these financial statements.

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

CRITICAL ACCOUNTING ESTIMATES

As of April 2, 2011, there were no material changes to the critical accounting estimates described in the Company’s 2010 10-K. However, if the continuing worldwide economic uncertainty continues to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

INDEX

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended April 2, 2011 and April 3, 2010

The following table compares the results by segment for the three months ended April 2, 2011 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Three months ended		Favorable (unfavorable) % change due to:
	April 2, 2011	April 3, 2010	Total	Currency	Volume
Sales:
Controls - to external customers	$7,154	$5,802	23	1	22
Capacitors - to external customers	633	369	72	12	60
Capacitors - inter-segment	15	7	107	72	35
Capacitors – total	648	376	72	13	59
Total sales to external customers	7,787	6,171	26	1	25
Gross Profit:
Controls	2,359	2,153	10	(7)	17
Capacitors	329	171	92	8	84
Total	2,688	2,324	16	(6)	22
Selling, research and administrative expenses and gain on sale of fixed assets:
Controls	(2,014)	(2,048)	2	(2)	4
Capacitors	(178)	(155)	(15)	(4)	(11)
Unallocated corporate expense	(289)	(58)	(398)	-	(398)
Gain on sale of fixed assets	451	-	100	-	100
Total	(2,030)	(2,261)	10	(3)	13
Operating income (loss):
Controls	796	105	658	(199)	857
Capacitors	151	16	844	55	789
Unallocated corporate expense	(289)	(58)	(398)	-	(398)
Total	658	63	944	(318)	1,262
Other income and expense	(73)	(22)	(232)	35	(267)
Income before income taxes	585	41	1,327	(469)	1,796
Income taxes	(80)	(14)	(471)	(45)	(426)
Net income	$505	$27	1,770	(736)	2,506

Sales in the second quarter of 2011 increased by $1,616,000, or 26%, to $7,787,000 compared to $6,171,000 in the same quarter last year. This increase was due to increased shipment volumes, which were $1,533,000 or 25% higher than last year, resulting mainly from sales of the Company’s Gen4 AC product to new applications, including on-road and off-road electric vehicles (“EV”) applications. There was also continued improvement in demand for the Company’s products in its traditional markets. Foreign currency fluctuations increased reported sales in the second fiscal quarter by $83,000, or 1%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

INDEX

                In the controls business segment, volumes shipped were higher in Europe and North America by 72% and 18% respectively, but were 36% lower in the Far East, compared to the same period last year. The increase in sales volume in Europe and North America was in part due to continued customer gains in a range of on-road and off-road EV applications, while the decrease in the Far East is largely attributed to a reduction in domestic Japanese demand. In addition, shipment volume increased 22% in the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications.   In the capacitor business, volumes shipped were 72% higher than in the same period last year, which was largely due to higher demand from customers in the industrial sector. Currency changes, mainly the weaker U.S. Dollar compared to the British Pound, increased reported sales in the capacitor business by $44,000, or 12%, from the same period in 2010.

Gross profit of $2,688,000 was 34.5% of sales in the second quarter compared to $2,324,000 or 37.7% of sales in the same quarter last year. Foreign currency fluctuations decreased the reported gross profit by $145,000, or 1.9%, compared to the same period last year. There was a further reduction in the gross profit margin for the current quarter of 1.4% due largely to start up costs of new Gen4 A.C. business together with increases in material costs and higher production-related overhead costs compared to the prior year.

Selling, research and administrative expenses in the second quarter of 2011 were $2,481,000, an increase of $220,000, or 10%, compared to the same period last year. Foreign currency fluctuations increased operating expense by $55,000 or 2%, compared with the same quarter last year. The increase in operating expense was largely due to higher salary and fringe costs compared to the same period last year. The higher compensation costs were due to the hiring of additional staff associated with the increase in sales and pay increases in the first quarter of 2011.  Although sources of raw materials and components have improved over the past year, rising commodity prices and fuel costs (affecting freight) will also continue to have an adverse effect.

In the second quarter of 2010 and the first quarter of 2011, the Company was awarded research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in March 2011 as required by the grant awards. The Company recorded grant income of $383,000 in the quarter associated with research and development expense in the quarter of $1,094,000 on these two projects. The grant income was recorded as a reduction of research and development expense in the quarter.

Operating income in the second quarter was $658,000, which was an improvement of $595,000 compared with the $63,000 reported in the same period last year. This was despite adverse foreign currency fluctuations which reduced operating income by $200,000 in the quarter and also included a one-time gain of $451,000 from the sale of a surplus U.K. facility. Other than the gain arising from the sale of the U.K. facility, the increase in operating income was due to the higher demand for the Company’s products compared to the previous year partially offset by higher operating costs. In the capacitor business segment, there was operating income of $151,000 compared to income of $16,000 in the second quarter last year.

In the second quarter of fiscal 2011 there was a foreign currency loss of $75,000 compared to a loss of $14,000 in the same period last year. The foreign currency loss in the second quarter of 2011 was due to the stronger U.S. Dollar compared to the British Pound and the Euro in the prior year period. Should the present weakness of the U.S Dollar compared to the British Pound and the Euro continue, this will further increase the Company’s Euro denominated raw material costs and also increase reported operating expenses in both the British Pound and the Euro.

The Company recorded income taxes provisions of 13.7% and 34.1% in the second quarter of fiscal 2011 and 2010, respectively. The reduction in effective income tax rates from 2010 to 2011 was due to a number of factors. In the second quarter of fiscal 2011 the Company recorded a worldwide effective income taxes rate of 19% of pre-tax income; this low effective rate was largely due to there being no income taxes payable in respect of the gain on the U.K. property recognized in the second quarter of 2011. In addition, the Company recorded a $176,000 provision to reduce the balance sheet value of U.K. deferred tax asset due to a change in the U.K Corporation tax rate from 28% to 26%, effective April 1, 2011. The Company also re-evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company reversed, in the second quarter of 2011, $207,000 of a $379,000 deferred tax valuation allowance recognized in 2009. This valuation allowance relates primarily to deferred tax assets in the U.S.

INDEX

The Company recorded income before income taxes of $585,000 in the second quarter of 2011 compared to income before income taxes of $41,000 in the same period last year. There was net income for the quarter of $505,000 or $.15 per share compared to net income of $27,000 and net income of $.01 per share in the second quarter of fiscal 2010.

Six months ended April 2, 2011 and April 3, 2010

The following table compares first half year results by segment for the six months ended April 2 2011 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Six months ended		Favorable (unfavorable) % change due to:
	April 2, 2011	April 3, 2010	Total	Currency	Volume
Sales:
Controls - to external customers	$13,540	$11,767	15	(1)	16
Capacitors - to external customers	1,130	765	48	4	44
Capacitors - inter-segment	18	14	26	35	(9)
Capacitors - total	1,148	779	47	4	43
Total sales to external customers	14,670	12,532	17	(1)	18
Gross Profit:
Controls	4,504	4,258	6	(2)	8
Capacitors	552	347	59	2	57
Total	5,056	4,605	10	(2)	12
Selling, research and administrative expenses and gain on sale of fixed assets:
Controls	(4,156)	(3,938)	6	1	5
Capacitors	(344)	(310)	(11)	-	(11)
Unallocated corporate expense	(316)	(133)	(138)	-	(138)
Gain on sale of fixed assets	451	-	100	-	100
Total	(4,365)	(4,381)	-	-	-
Operating income (loss):
Controls	799	320	150	(25)	175
Capacitors	208	37	462	23	439
Unallocated corporate expense	(316)	(133)	(138)	-	(138)
Total	691	224	208	(32)	240
Other income and expense	(100)	63	(259)	(87)	(172)
Income before income taxes	591	287	106	(44)	150
Income taxes	(81)	(101)	20	(20)	40
Net income	$510	$186	174	(79)	253

Sales in the six months ended April 2, 2011 were $14,670,000, an increase of $2,138,000, or 17%, compared to the same period last year when sales were $12,532,000. Foreign currency fluctuations accounted for a reduction in reported sales of $114,000, or 1%. Excluding the currency impact, the increase was due to increased volumes shipped, which were $2,252,000, or 18%, higher than in the same period last year.

INDEX

         In the controls business segment, volumes shipped were higher in Europe and North America by 58% and 11% respectively, but were 37% lower in the Far East due largely to lower domestic demand in Japan, compared to the same period last year. The increase in sales volume in Europe and North America is in part due to continued customer gains in a range of on-road and off-road EV applications. In addition, the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications have seen healthy recovery from the significant reduction in customer demand experienced in the recession of 2009 with volumes shipped up 22% over the same period last year. In the capacitor business, volumes shipped were 48% higher than during the first half of last year, which was largely due to higher demand from customers in the industrial sector. Currency changes, mainly the weaker U.S. Dollar compared to the British Pound, increased reported sales in the capacitor business by $27,000, or 4%, from the same period in 2010.

         Gross profit of $5,056,000 was 34.5% of sales in the first half of 2011 compared to $4,605,000 or 36.7% in the comparable period in fiscal 2010. Foreign currency fluctuations reduced reported gross profit by $93,000 as compared with the prior year period; excluding the impact of foreign currency fluctuations, gross profit increased by $544,000, or 12%, compared to the first half of last year due to the increase in volumes shipped in the period. Excluding the impact of foreign currency fluctuations, in the controller business, gross profit increased by $347,000, or 8%, compared to the first six months of fiscal 2010 due to increased volumes shipped; in the capacitor business, gross profit increased by $197,000, or 57%, due to significantly higher demand in the first half year compared to the prior year. The increase in shipment volume in the capacitor segment was largely due to increased demand from the railway signaling sector.

Selling, research and administrative expenses were $4,816,000, an increase of $435,000, or 10%, compared to the last year. Foreign currency fluctuations decreased reported selling, research and administrative expenses by $21,000, or 1%, due to the stronger U.S. Dollar compared to both the British Pound and the Euro in the prior year period. Excluding the adverse effect of currency fluctuations, selling, research and administrative expenses in the first six months of the year were $456,000, or 11% higher than the same period last year due largely to higher salary and fringe costs compared to the same period last year. The higher compensation costs compared to the same period last year were due to the hiring of additional staff associated with the increase in sales and also the award of a pay increase in the first quarter of 2011. The Company recorded grant income of $600,000 in the period associated with research and development expense of $1,714,000 on the two research and development projects outlined above. The grant income was recorded as a reduction of research and development expense in the period.

Operating income in the first half of fiscal 2011 was $591,000 compared with $287,000 last year, an increase of $304,000. Foreign currency fluctuations resulted in a $127,000 decrease in reported operating income for the Company and there was a one-time gain of $451,000 from the sale of a surplus U.K. facility. Excluding the adverse currency impact and the gain from the facility sale, operating income was $431,000 higher than last year due to higher demand for the Company’s products partially offset by higher operating costs compared to the same period last year.

In the first half of fiscal 2010 there was a foreign currency loss of $71,000 compared to a gain of $47,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro in the prior year period.

The Company recorded a profit before income taxes of $591,000 compared to $287,000 in the same period last year, an increase of $304,000; this included the gain on the sale of a surplus U.K. facility of $451,000. Foreign currency fluctuations decreased pretax income by $127,000.

The Company recorded income taxes provisions of 13.7% and 35.2% in the first half of fiscal 2011 and 2010, respectively. The reduction in effective income tax rates from 2010 to 2011 was due to a number of factors. In the first half of fiscal 2011 the Company recorded a worldwide effective income taxes rate of 19% of pre-tax income; this low effective rate was largely due to there being no income taxes payable in respect of the gain on the U.K. property recognized in the second quarter of 2011. In addition, the Company recorded a $176,000 provision to reduce the balance sheet value of U.K. deferred tax asset due to a change in the U.K Corporation tax rate from 28% to 26%, effective April 1, 2011. The Company also re-evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company reversed, in the second quarter of 2011, $207,000 of a $379,000 deferred tax valuation allowance recognized in 2009. This valuation allowance relates primarily to deferred tax assets in the U.S.

INDEX

                The Company recorded net income for the first half of fiscal 2011 of $510,000 or $.15 per share compared to net income of $186,000 and $.06 per share in the same period in fiscal 2010.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

Cash balances at the end of the second quarter of fiscal 2011 were $1,114,000, compared to $803,000 on September 30, 2010, an increase in cash of $311,000 in the first six months of fiscal 2011. The quarter-end balance reflected the proceeds from the sale of the surplus U.K. facility of $1,278,000.

In the first six months of fiscal 2011, there was net income of $510,000 and operating activities used $591,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $733,000 and inventories increased by $1,303,000, both of which reduced cash during the period. Payables and accrued expenses decreased by $351,000 and $555,000, respectively, which generated cash during the period. The number of days sales in receivables increased slightly in the first six months of 2011 from 61 days at September 30, 2010 to 63 days at April 2, 2011. Capital expenditures in the first six months were $414,000. Exchange rate changes increased reported cash by $56,000 in the first six months of fiscal 2011 as compared with the prior year period due to the weakening of the U.S. Dollar compared to both the British Pound and the Euro during the period.

The Company has a bank loan of $176,000, of which $39,000 was short-term and $137,000 long-term debt at April 2, 2011. In January 2011, the Company negotiated an increase in its overdraft facilities in the United Kingdom from $645,000 to $1,450,000; the available facilities were unused at April 2, 2011 and September 30, 2010. The overdraft facilities are secured by legal charges over buildings owned and occupied by the Company and its capacitor subsidiary. Both facilities were renewed in the second quarter of 2011 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

There were no significant capital expenditure commitments at April 2, 2011. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $614,000 in fiscal 2011; should the Company suffer a material reduction in revenues in 2011 this commitment could adversely impact the Company’s financial position. In order to capitalize on a range of new business opportunities, management are currently exploring ways to raise additional finance to assist the working capital needs of those opportunities. However, the outlook continues to remain uncertain, given the continuing worldwide economic uncertainty and in particular the low economic growth in Europe and North America. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

INDEX

Item 3    Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2011, approximately 54% of the Company’s sales were made in U.S. Dollars, 22% were made in British Pounds and 24% were made in Euros. Approximately 70% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of April 2, 2011. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of April 2, 2011 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at April 2, 2011:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2011	Fiscal 2012	Fair Value
On balance sheet financial instruments
In $ U.S. Functional Currency
Accounts receivable in British Pounds	933	-	933
Accounts receivable in Euros	2,194	-	2,194
Accounts payable in British Pounds	1,767	-	1,767
Accounts payable in Euros	2,574	-	2,574
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	755	133	888
In Euros	3,106	8	3,114

INDEX

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global economic instability. If the banking system or the fixed income or credit markets deteriorate further or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of April 2, 2011.

At April 2, 2011, the Company had $176,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.  The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates.  The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4     Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of April 2, 2011, these disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A  Risk Factors

In addition to the market risk factors set forth in Part I, Item 1A of our 2010 10-K and the considerations set out in Part I, Items 2 and 3 above, the Company believes that the following represent the most significant risk factors for the Company:

Capital markets are cyclical and weakness in the United States and international economies may harm our business.

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

INDEX

The global shortage of components and raw materials may continue to increase our costs and hurt our ability to meet customer demand.

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

Demand for on-road electric vehicles incorporating our products may not materialize.

The Company has become increasingly involved in developing products for the on-road electric vehicle market. We have relationships with several customers who incorporate our products into their EV products. Our competitors and others are also developing products for other entrants in the EV market, with similar and competing technologies. If our customers’ products or technology are not successful commercially, or if worldwide demand for EVs fails to grow as much as we hope, we may not realize the anticipated demand for our products in the EV market, which may have a material adverse effect on our results of operations.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 46% of the Company’s revenues in the first half of 2011 and the largest customer accounted for 9% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

INDEX

Product liability claims may have a material adverse effect.

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

TECH/OPS SEVCON, INC.

Date: May 17, 2011	By: /s/ Paul N. Farquhar
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