Form 10-Q
period 2011-07-02
SEVCON, INC.
filed 2011-08-10
CIK 825411

    ”“

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common stock, par value $.10	3,360,322

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2011

PART I.               FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	July 2, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$707	$803
Trade receivables net of allowances for doubtful accounts of $44 at July 2, 2011 and $53 at September 30, 2010	5,379	4,678
Other receivables	636	599
Inventories	8,369	5,048
Prepaid expenses and other current assets	1,432	1,410
Total current assets	16,523	12,538
Property, plant and equipment, at cost:
Land and improvements	23	22
Buildings and improvements	730	1,878
Equipment	10,143	9,426
	10,896	11,326
Less: accumulated depreciation	(8,492)	(8,232)
Net property, plant and equipment	2,404	3,094
Long-term deferred tax assets	2,540	2,806
Goodwill	1,435	1,435
Other long-term assets	38	11
Total assets	$22,940	$19,884
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$40	$84
Accounts payable	3,777	3,717
Accrued expenses	1,843	1,591
Accrued and deferred taxes on income	206	40
Total current liabilities	5,866	5,432
Liability for pension benefits	7,205	8,203
Long-term debt	1,826	153
Total liabilities	14,897	13,788
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,360,322 shares at July 2, 2011 and 3,340,322 shares at September 30, 2010	336	334
Premium paid in on common stock	5,262	5,132
Retained earnings	8,409	7,755
Accumulated other comprehensive loss	(5,964)	(7,125)
Total stockholders’ equity	8,043	6,096
Total liabilities and stockholders’ equity	$22,940	$19,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$8,208	$6,490	$22,878	$19,022
Cost of sales	4,989	4,230	14,603	12,157
Gross profit	3,219	2,260	8,275	6,865
Selling, research and administrative expenses	(3,042)	(2,322)	(7,858)	(6,703)
Gain on sale of fixed assets	-	-	451	-
Operating income	177	(62)	868	162
Interest expense	(10)	(6)	(41)	(16)
Interest income	-	-	2	26
Foreign currency (loss) gain	(2)	205	(73)	252
Income before income taxes	165	137	756	424
Income taxes provision	(21)	(18)	(102)	(119)
Net income	$144	$119	$654	$305
Basic income per share	$0.05	$0.03	$0.20	$0.09
Fully diluted income per share	$0.05	$0.03	$0.20	$0.09

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Nine months ended
	July 2, 2011	July 3 2010	July 2, 2011	July 3, 2010
Net income	$144	$119	$654	$305
Foreign currency translation adjustment	41	(190)	178	(439)
Pension liability adjustment, net of tax	83	8	983	25
Comprehensive income (loss)	$268	$(63)	$1,815	$(109)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	July 2, 2011	July 3, 2010
Cash flow from operating activities:
Net income	$654	$305
Adjustments to reconcile net income to net cash (used by) generated from operating activities:
Depreciation	461	425
(Gain) loss on sale of fixed assets	(451)	6
Stock-based compensation	132	87
Pension contributions less than pension expense	187	222
Deferred tax provision	64	-
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(609)	(1,358)
Inventories	(3,216)	(102)
Prepaid expenses and other current assets	(62)	(68)
Accounts payable	(62)	1,189
Accrued expenses	296	(135)
Accrued and deferred taxes on income	10	526
Net cash (used by) generated from operating activities	(2,596)	1,097
Cash flow generated from (used by) investing activities:
Acquisition of property, plant and equipment	(547)	(608)
Proceeds of sale of fixed assets	(1,278)	-
Net cash generated from (used by) investing activities	731	(608)
Cash flow used by financing activities:
Repayment of long term debt	(28)	-
Proceeds of long term debt	1,700	161
Net cash generated from financing activities	1,672	161
Effect of exchange rate changes on cash	97	(299)
Net (decrease) increase in cash	(96)	351
Beginning balance – cash and cash equivalents	803	632
Ending balance – cash and cash equivalents	$707	$983
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25	$-
Cash paid for interest	$37	$13

The accompanying notes are an integral part of these consolidated financial statements.

SEVCON, INC.

Notes to Consolidated Financial Statements – July 2, 2011

(Unaudited)

(1)           Basis of presentation

Effective June 7, 2011, the company changed its name from Tech/Ops Sevcon, Inc to Sevcon, Inc. and effective June 8, 2011, the Company changed the ticker symbol under which it trades on the Nasdaq from TO to SEV.

                Sevcon, Inc. (“Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other electrically powered vehicles.  Through another subsidiary located in the United Kingdom, Sevcon manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon as of July 2, 2011 and the results of operations for the three and nine months ended July 2, 2011 and cash flows for the nine months ended July 2, 2011. These unaudited interim financial statements should be read in conjunction with the 2010 annual consolidated financial statements and related notes included in the 2010 Sevcon Annual Report filed on Form 10-K (the “2010 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Certain prior period balances have been reclassified to conform with current period presentation.

The results of operations for the nine month period ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the following update to the Company’s revenue recognition policy, there have been no changes since the end of 2010 to the significant accounting policies followed by Sevcon.

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

(3)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 238,000 shares reserved and available for grant at July 2, 2011. There were no options granted or exercised in the nine month periods ended July 2, 2011 and July 3, 2010, respectively.

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

A summary of option activity for all plans for the nine months ended July 2, 2011 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	46,000	$5.62	2.3 years	$25,400
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	-	$-
Outstanding at July 2, 2011	46,000	$5.62	1.3 years	$79,500
Exercisable at July 2, 2011	39,500	$5.65	1.3 years	$68,100
Exercisable and expected to vest at July 2, 2011	46,000	$5.62	1.3 years	$79,500

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.72 and $5.19 closing market price of the Company’s common stock at July 2, 2011 and September 30, 2010, respectively.

A summary of unvested restricted stock activity for the nine months ended July 2, 2011 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant – Date Fair Value
Unvested at September 30, 2010	60,000	$3.20
Granted	20,000	$8.75
Vested	(30,000)	$3.56
Unvested at July 2, 2011	50,000	$5.21

In January 2011, the Company granted 20,000 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2012 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $175,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first nine months of fiscal 2011 was $73,000 and the subsequent charge will be approximately $44,000 on a quarterly basis.

Stock based compensation expense for the three and nine month periods ended July 2, 2011 was $53,000 and $132,000, respectively and for the three and nine month periods ended July 3, 2010 was $24,000 and $87,000 respectively.  At July 2, 2011 there was $180,000 of unrecognized compensation expense related to share options and restricted stock granted under the plan.  The Company expects to recognize that cost over a weighted average period of 1.2 years.

(4)           Cash dividends

The Company suspended the payment of dividends at the beginning of 2009 in order to conserve cash to meet the needs of the business during the global recession. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(5)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three Months ended		Nine Months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$144	$119	$654	$305
Weighted average shares outstanding – basic	3,310	3,280	3,301	3,270
Basic income per share	$0.05	$0.03	$0.20	$0.09
Common stock equivalents	28	30	33	19
Weighted average shares outstanding – diluted	3,338	3,310	3,334	3,289
Diluted income per share	$0.05	$0.03	$0.20	$0.09
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	10	15	10	46

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

	(in thousands of dollars)
	Three months ended July 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,637	$571	$-	$8,208
Inter-segment revenues	-	-	-	-
Operating income (loss)	204	88	(115)	177
Identifiable assets	21,527	1,137	276	22,940

	Three months ended July 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$6,044	$446	$-	$6,490
Inter-segment revenues	-	-	-	-
Operating income (loss)	(27)	30	(65)	(62)
Identifiable assets	16,351	1,131	225	17,707

	Nine months ended July 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$21,177	$1,701	$-	$22,878
Inter-segment revenues	-	18	-	18
Operating income (loss)	1,003	296	(431)	868
Identifiable assets	21,527	1,137	276	22,940

	Nine months ended July 3, 2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,811	$1,211	$-	$19,022
Inter-segment revenues	-	14	-	14
Operating income (loss)	293	67	(198)	162
Identifiable assets	16,351	1,131	225	17,707

In the electronic controls segment, the revenues were derived from the following products and services:

(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Electronic controls for zero emission and hybrid electric vehicles	$5,597	$3,151	$15,505	$10,333
Accessory and aftermarket products and services	2,040	2,893	5,672	7,478
Total electronic controls segment revenues	$7,637	$6,044	$21,177	$17,811

(7)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Research and development expense, net of grants receivable	$932	$747	$2,191	$2,242
Percentage of sales	11.4%	11.5%	9.6%	13.0%

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

(8)           Employee benefit plans

Sevcon has a defined benefit plan covering the majority of its U.K. employees. U.S. employees and certain employees in the capacitor business have a defined contribution plan. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$78	$78	$299	$242
Interest cost	315	287	951	892
Expected return on plan assets	(294)	(220)	(844)	(685)
Amortization of net loss	71	55	210	173
Amortization of prior service cost	16	11	7	35
Net periodic benefit cost	$186	$211	$623	$657
Net cost of defined contribution plans	$55	$6	$69	$19

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	July 2, 2011	September 30, 2010
Non current liabilities	$7,205	$8,203

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Amortization of net actuarial loss net of tax benefit	$56	$-	$156	$-
Amortization of prior service cost net of tax benefit	(4)	8	(10)	25
Actuarial gain net of tax benefit	31	-	837	-
Net cost of defined contribution plans	$83	$8	$983	$25

Sevcon contributed $10,000 to its U.S. pension plan in the nine months ended July 2, 2011; it presently anticipates contributing a further $46,000 to fund its U.S. plan in the remainder of 2011. In addition, employer contributions to the U.K. defined benefit plan were $426,000 in the first nine months and are estimated to total $505,000 in 2011.

In the second quarter of 2011, the Company changed the inflation index used to calculate the annual increase in accrued benefits for deferred pension plan members of the U.K. defined benefit pension plan. The change in inflation index was from the Retail Prices Index (“RPI”) to the Consumer Prices Index (“CPI”). Deferred pension plan members are current or former employees of the Company who have left the pension plan, retaining a right to future pension benefits, but not having yet brought those benefits into payment. The change of inflation index was for this one class of pension plan member only. As a result of this change, the Company recorded a one-time decrease in the liability for pension benefits of $806,000, net of a tax benefit. This decrease was recorded in the second quarter of 2011 through other comprehensive loss as a reduction to remaining prior service costs of $212,000 and the remaining $594,000 is being amortized as a component of net period benefit costs over 34 years, this being the estimated life expectancy of the deferred members of the U.K. pension plan.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of July 2, 2011 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	$5,323	$-	$-
Standard Life UK Indexed Linked Fund	1,390	-	-
Standard Life Long Corporate Bond Fund	1,302	-	-
CF Ruffer Absolute Return Fund	5,737	-	-
BNY Mellon Large Cap Stock Fund	805	-	-
BNY Mellon U.S. Core Equity 130/30 Fund	91	-	-
BNY Mellon Short Term U.S. Government Securities Fund	81	-	-
BNY Mellon Intermediate Bond Fund	596	-	-
BNY Mellon Bond Fund Class M	490	-	-
Other Types of Investments
Cash	96	-	-
Total	$15,911	$-	$-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate have been or are expected to be paid:

(in thousands of dollars)
2011	$361
2012	360
2013	453
2014	644
2015	716
2016 – 2020	$3,945

The following table sets forth the movement in the liability for pension benefits in the nine months ended July 2, 2011 and July 3, 2010, respectively:

	(in thousands of dollars)
	Nine Months ended
	July 2, 2011	July 3, 2010
Liability for pension benefits at beginning of period	$8,203	$7,166
Net periodic benefit cost	623	657
Plan contributions	(436)	(435)
Amortization of net loss	(210)	-
Amortization of prior service costs	14	-
Actuarial gain	(1,139)	(35)
Effect of exchange rate changes	150	(331)
Liability for pension benefits at end of period	$7,205	$7,022

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	July 2, 2011	September 30, 2010
Raw materials	$1,156	$536
Work-in-process	87	68
Finished goods	7,126	4,444
	$8,369	$5,048

(10)           Fair value of financial instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of July 2, 2011 and September 30, 2010 approximates fair value due to the short-term nature of these instruments.  The Company also has debt in the form of a U.S. bank loan and a U.K. bank loan, the carrying value of which at July 2, 2011 approximated to fair value based on current interest rates.

(11)           Accrued expenses

Set out below is an analysis of other accrued expenses at July 2, 2011 and September 30, 2010, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	July 2, 2011	September 30, 2010
Accrued compensation and related costs	$1,180	$884
Warranty reserves	87	96
Other accrued expenses	576	611
	$1,843	$1,591

(12)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3 2010
Warranty reserves at beginning of period	$70	$211	$96	$217
Decrease in beginning balance for warranty obligations settled during the period	(11)	(36)	(37)	(92)
Other changes to pre-existing warranties	-	-	(25)	16
Foreign currency translation adjustment	-	(3)	2	(10)
Net increase in warranty reserves for products sold during the period	28	53	51	94
Warranty reserves at end of period	$87	$225	$87	$225

(13)           Debt

At July 2, 2011 the Company had $166,000 (September 30, 2010, $190,000) outstanding under a U.K. bank loan entered into in July 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period which commenced in May 2010. Of the total amount outstanding at July 2, 2011, $40,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current portion of long-term debt, representing the principal element of the loan installments in the twelve months commencing July 2, 2011. Included in long term debt, at July 2, 2011, is $126,000 which represents the principal element of the loan installments for the years 2012 to 2015. The carrying value of the debt at July 2, 2011 approximated to fair value based on current interest rates.

On June 15 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3.5 million secured revolving credit facility with RBS Citizens N.A. for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc., drew down $1.7 million, which was the total amount outstanding at July 2, 2011.  This $1.7 million is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In March 2011, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. subsidiary operations. The Company’s U.K. subsidiaries have a multi-currency overdraft facility of $1,450,000 which is secured against real estate owned by the U.K. subsidiary companies. In common with bank overdrafts in Europe, the facility renewal is for a twelve month period although in line with normal practice in Europe, it can be withdrawn on demand by the bank. The facility was unused as at July 2, 2011.

Annual principal payments on long term debt at July 2, 2011 are as follows:

(in thousands of dollars)
2011-12	$40
2012-13	42
2013-14	1,745
2014-15	$39

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

CRITICAL ACCOUNTING ESTIMATES

As of July 2, 2011, there were no material changes to the critical accounting estimates described in the Company’s 2010 10-K. However, if the continuing worldwide economic uncertainty continues to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

All of these factors, and others resulting from the current economic situation, may have a material adverseimpact on the Company’s results.

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended July 2, 2011 and July 3, 2010

The following table compares the results by segment for the three months ended July 2, 2011 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Three months ended		Favorable (unfavorable) % change due to:
	July 2, 2011	July 3, 2010	Total	Currency	Volume
Sales:
Controls - to external customers	$7,637	$6,044	26	6	20
Capacitors - to external customers	571	446	28	5	23
Capacitors - inter-segment	-	-	-	-	-
Capacitors – total	571	446	28	5	23
Total sales to external customers	8,208	6,490	26	6	20
Gross Profit:
Controls	2,923	2,053	42	(7)	49
Capacitors	296	207	43	8	35
Total	3,219	2,260	42	(5)	47
Selling, research and administrative expenses:
Controls	(2,719)	(2,080)	(31)	(8)	(23)
Capacitors	(208)	(177)	(18)	(9)	(8)
Unallocated corporate expense	(115)	(65)	(77)	-	(77)
Total	(3,042)	(2,322)	(31)	(8)	(23)
Operating income (loss):
Controls	204	(27)	855	(1,140)	1,995
Capacitors	88	30	194	-	194
Unallocated corporate expense	(115)	(65)	(77)	-	(77)
Total	177	(62)	385	(496)	881
Other income and expense	(12)	199	(106)	(123)	17
Income before income taxes	165	137	20	(403)	423
Income taxes	(21)	(18)	(14)	399	(413)
Net income	$144	$119	21	(403)	424

Sales in the third quarter of 2011 increased by $1,718,000, or 26%, to $8,208,000 compared to $6,490,000 in the same quarter last year. This increase was due primarily to increased shipment volumes, which were $1,316,000 or 20% higher than last year, resulting mainly from sales of the Company’s Gen4 AC product to new applications, including on-road and off-road electric vehicles (“EV”) applications. There was also continued strong improvement in demand for the Company’s products in its traditional markets. Foreign currency fluctuations increased reported sales in the third fiscal quarter by $402,000, or 6%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, reported sales were 26% higher than in the same period last year. In Europe and North America, reported sales in the controls segment were 104% and 14% higher respectively, than in the third quarter of 2010. The substantial improvement in Europe was due to higher shipments to both traditional and new on-road vehicle applications. In the Far East, reported sales were 27% lower, compared to the same period last year, due to lower demand in South Korea associated with one customer that experienced a substantial deterioration in its financial condition. The lower sales in South Korea were partially offset by gains in other Far East territories. In the capacitor business, volumes shipped were 23% higher than in the same period last year, which was largely due to higher demand from customers in the industrial sector and in particular in railway signaling. Currency changes, mainly the weaker U.S. Dollar compared to the British Pound, increased reported sales in the capacitor business by $22,000, or 5%, from the same period in 2010.

Gross profit of $3,219,000 was 39.2% of sales in the third quarter compared to $2,260,000 or 34.8% of sales in the same quarter last year. Foreign currency fluctuations decreased the reported gross profit by $121,000, or 5.4%, compared to the same period last year. The increase in the gross profit percentage for the quarter compared to the same period in 2010 was partly due to the higher sales volume which reduced the proportion of fixed overhead costs as a percentage of sales. In addition, there was a favorable sales mix including a higher proportion of total sales in the third quarter of 2011 compared to the same period in 2010, which was accounted for by the Company’s Gen4 range of AC products to both traditional and new customers.

Reported selling, research and administrative expenses in the third quarter of 2011 were $3,042,000, an increase of $720,000, or 31%, compared to the same period last year. Foreign currency fluctuations increased operating expense by $186,000 or 8%, compared with the same quarter last year. The increase in operating expense was largely due to higher salary and fringe costs compared to the same period last year. The higher compensation costs were due to the hiring of additional staff largely in sales and marketing and engineering in response to the increase in demand for the Company’s products.  Although sources of raw materials and components have improved over the past year, rising commodity prices and fuel costs (affecting freight) will also continue to have an adverse effect in 2011 and 2012.

In the third quarter of 2010, the Company received research and development grant income of $91,000 from One North East, a Regional Development Agency, which was recorded as a reduction of research and development expense in the quarter. There was no grant income received in the third quarter of 2011.

Operating income in the third quarter was $177,000, which was an improvement of $239,000 compared with the operating loss of $62,000 reported in the same period last year. This was despite adverse foreign currency fluctuations which reduced operating income by $308,000 in the quarter. The increase in operating income was due to the higher demand for the Company’s products compared to the previous year partially offset by higher material and operating costs. In the capacitor business segment, there was operating income of $88,000 compared to $30,000 in the third quarter last year.

In the third quarter of fiscal 2011 there was a foreign currency loss of $2,000 compared to a gain of $205,000 in the same period last year. Should the present weakness of the U.S Dollar compared to the British Pound and the Euro continue, this will further increase the Company’s Euro denominated raw material costs and also increase reported operating expenses in both the British Pound and the Euro.

The Company recorded income tax provisions of 12.7% and 13.1% in the third quarter of fiscal 2011 and 2010, respectively. The low effective income tax rate in the third quarter of 2011 was largely due to the availability of research and development tax credits to the Company’s U.K. subsidiary companies and also the reduction in the U.K. corporation tax rate from 28% to 26% with effect from April 1, 2011.

The Company recorded income before income taxes of $165,000 in the third quarter of 2011 compared to income before income taxes of $137,000 in the same period last year. There was net income for the quarter of $144,000 or $.05 per diluted share compared to net income of $119,000 and net income of $.03 per diluted share in the third quarter of fiscal 2010.

Nine months ended July 2, 2011 and July 3, 2010

The following table compares the results by segment for the nine months ended July 2, 2011 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Nine months ended		Favorable (unfavorable) % change due to:
	July 2, 2011	July 3, 2010	Total	Currency	Volume
Sales:
Controls - to external customers	$21,177	$17,811	19	1	18
Capacitors - to external customers	1,701	1,211	41	4	37
Capacitors - inter-segment	18	14	26	3	23
Capacitors - total	1,719	1,225	40	4	36
Total sales to external customers	22,878	19,022	20	1	19
Gross Profit:
Controls	7,427	6,311	18	(4)	22
Capacitors	848	554	53	4	49
Total	8,275	6,865	21	(3)	24
Selling, research and administrative expenses and gain on sale of fixed assets:
Controls	(6,875)	(6,018)	(14)	(2)	(12)
Capacitors	(552)	(487)	(13)	(3)	(10)
Unallocated corporate expense	(431)	(198)	(118)	-	(118)
Gain on sale of fixed assets	451	-	100	-	100
Total	(7,407)	(6,703)	(11)	(3)	(8)
Operating income (loss):
Controls	1,003	293	242	(132)	374
Capacitors	296	67	342	13	329
Unallocated corporate expense	(431)	(198)	(118)	-	(118)
Total	868	162	436	(234)	670
Other income and expense	(112)	262	(143)	(114)	(29)
Income before income taxes	756	424	78	(160)	238
Income taxes	(102)	(119)	15	43	(28)
Net income	$654	$305	115	(206)	321

Sales in the nine months ended July 2, 2011 were $22,878,000, an increase of $3,856,000, or 20%, compared to the same period last year when sales were $19,022,000. Foreign currency fluctuations accounted for an increase in reported sales of $293,000, or 1.5%. Excluding the currency impact, the increase was due to increased volumes shipped, which were $3,563,000, or 18.5%, higher than in the same period last year.

In the controls business segment, volumes shipped were higher in Europe and North America by 73% and 12% respectively, but were 33% lower in the Far East due largely to lower domestic demand in Japan and South Korea, compared to the same period last year. The increase in sales volume in Europe and North America is in part due to continued customer gains in a range of on-road and off-road EV applications. In addition, the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications have seen healthy recovery from the significant reduction in customer demand experienced in the recession of 2009 with volumes shipped up 30% over the same period last year. In the capacitor business, volumes shipped were 36% higher than during the first nine months of last year, which was largely due to higher demand from customers in the industrial sector and in particular in railway signaling. Currency changes, mainly the weaker U.S. Dollar compared to the British Pound, increased reported sales in the capacitor business by $49,000, or 4%, from the same period in 2010.

Gross profit of $8,275,000 was 36.2% of sales in the first nine months of 2011 compared to $6,865,000 or 36.1% in the comparable period in fiscal 2010. Foreign currency fluctuations reduced reported gross profit by $214,000 as compared with the prior year period; excluding the impact of foreign currency fluctuations, gross profit increased by $1,624,000, or 24%, compared to the first nine months of last year due to the increase in volumes shipped in the period. Excluding the impact of foreign currency fluctuations, in the controller business, gross profit increased by $1,354,000, or 22%, compared to the first nine months of fiscal 2010 due to increased volumes shipped; in the capacitor business, gross profit increased by $294,000, or 53%, due to significantly higher demand in the first nine months of the year compared to the prior year. The increase in shipment volume in the capacitor segment was largely due to increased demand from the railway signaling sector.

Selling, research and administrative expenses were $7,407,000, an increase of $704,000, or 11%, compared to the last year. Foreign currency fluctuations increased reported selling, research and administrative expenses by $165,000, or 3%, due to the weaker U.S. Dollar in 2011 compared to both the British Pound and the Euro in the prior year period. Excluding the adverse effect of currency fluctuations, selling, research and administrative expenses in the first nine months of the year were $539,000, or 8% higher than the same period last year due largely to higher salary and fringe costs compared to the same period last year. The higher compensation costs compared to the same period last year were due to the hiring of additional sales and marketing and engineering staff to support the current and future growth of the business and also the award of a pay increase in the first quarter of 2011. The Company recorded U.K government grant income of $600,000 in the first two quarters of 2011 associated with research and development expense of $1,714,000 in the same period. The grant income was recorded as a reduction of research and development expense in the period. The Company also recorded in selling, research and administrative expenses in 2011, a one-time gain of $451,000 from the sale of a surplus U.K. facility.

Operating income in the first nine months of fiscal 2011 was $868,000 compared with $162,000 last year, an increase of $706,000; this was after recording the one-time gain of $451,000 from the sale of a surplus U.K. facility. Foreign currency fluctuations resulted in a $379,000 decrease in reported operating income for the Company. Excluding the adverse currency impact and the gain from the facility sale, operating income was $634,000 higher than last year due to higher demand for the Company’s products partially offset by higher material and operating costs compared to the same period last year.

In the first nine months of fiscal 2010 there was a foreign currency loss of $73,000 compared to a gain of $252,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro in the prior year period.

The Company recorded a profit before income taxes of $756,000 compared to $424,000 in the same period last year, an increase of $332,000; this included the gain on the sale of a surplus U.K. facility of $451,000. Foreign currency fluctuations decreased pretax income by $678,000.

The Company recorded income taxes provisions of 13.5% and 28.1% in the first nine months of fiscal 2011 and 2010, respectively. The reduction in effective income tax rates from 2010 to 2011 was due to a number of factors. In the first nine months of fiscal 2011 the Company recorded a worldwide effective income taxes rate of 13% of pre-tax income; this low effective rate was largely due to there being no income taxes payable in respect of the gain on the U.K. property recognized in the second quarter of 2011. In addition, the Company recorded a $208,000 provision to reduce the balance sheet value of a U.K. deferred tax asset due to a change in the U.K Corporation tax rate from 28% to 26%, effective April 1, 2011. The Company also re-evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company reversed, in the second quarter of 2011, $207,000 of a $379,000 deferred tax valuation allowance recognized in 2009. This valuation allowance relates primarily to deferred tax assets in the U.S.

 The Company recorded net income for the first nine months of fiscal 2011 of $654,000 or $.20 per diluted share compared to net income of $305,000 and $.09 per diluted share in the same period in fiscal 2010.

Financial Condition

Cash balances at the end of the third quarter of fiscal 2011 were $707,000, compared to $803,000 on September 30, 2010, a decrease in cash of $96,000 in the first nine months of fiscal 2011.

In the first nine months of fiscal 2011, there was net income of $654,000 and operating activities used $2,596,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $609,000 and inventories increased by $3,216,000, both of which reduced cash during the period. Payables decreased by $62,000, which reduced cash, and accrued expenses increased by $296,000, which generated cash during the period. The number of days sales in receivables increased slightly in the first nine months of 2011 from 61 days at September 30, 2010 to 63 days at the end of each of the first three quarters of 2011. Capital expenditures in the first nine months were $547,000. Exchange rate changes increased reported cash by $97,000 in the first nine months of fiscal 2011 as compared with the prior year period due to the weakening of the U.S. Dollar compared to both the British Pound and the Euro during the period.

The increase in inventory in the first nine months of 2011 is the result of a number of factors. A large part of the increase was due to the Company’s decision at the end of the first quarter of 2011 not to ship a substantial order for controls to a large public company in the Far East that had experienced a substantial deterioration in its financial condition. This lead to a temporary increase in inventory of a current product, finished goods, sub assemblies and raw material. The finished goods element of which is expected to ship to other customers in the fourth quarter of 2011. A further cause of the inventory increase has been the continuing global shortage of components and raw materials which has required the Company to purchase additional quantities of certain component parts to ensure continuity of supply to our customers.

The Company had a bank loan at July 2, 2011 of $166,000, which was entered into by the Company’s U.K. metalized film capacitor subsidiary in May 2010 to purchase an item of capital equipment. Of that amount, $40,000 was short-term and $126,000 long-term debt. In June 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3.5 million secured revolving credit facility with RBS Citizens N.A. for working capital and general corporate purposes. Upon entering into the revolving credit facility, Sevcon USA, Inc., drew down $1.7 million, which was the total amount outstanding at July 2, 2011. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

In January 2011, the Company negotiated an increase in its overdraft facilities in the United Kingdom from $645,000 to $1,450,000; the available facilities were unused at July 2, 2011 and September 30, 2010. The overdraft facilities are secured by legal charges over buildings owned and occupied by the Company and its capacitor subsidiary. Both facilities were renewed in the second quarter of 2011 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. The facility was unused as at July 2, 2011. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

There were no significant capital expenditure commitments at July 2, 2011. It is estimated that the Company will make further contributions to its U.K. and U.S. defined benefit pension plans of approximately $125,000 in fiscal 2011; should the Company suffer a material reduction in revenues in the remainder of 2011 this commitment could adversely impact the Company’s financial position.

The Company believes that, based on current market, revenue and expense forecasts, its existing sources of liquidity will be sufficient to satisfy its anticipated requirements for the short- and long-term.  However, the economic outlook for the Company continues to remain uncertain, given the continuing worldwide economic uncertainty and in particular the low economic growth in Europe and North America. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3                      Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are sourced from the United Kingdom, although they are produced in three separate plants in Poland, Mexico and China which are owned by sub-contractors. In the first nine months of 2011, approximately 52% of the Company’s sales were made in U.S. Dollars, 21% were made in British Pounds and 27% were made in Euros. Approximately 70% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of July 2, 2011. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of July 2, 2011 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at July 2, 2011:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2011	Fiscal 2012	Fair Value
On balance sheet financial instruments
In $ U.S. Functional Currency
Accounts receivable in British Pounds	$923	$-	$923
Accounts receivable in Euros	2,665	-	2,665
Accounts payable in British Pounds	658	-	658
Accounts payable in Euros	2,516	-	2,516
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,022	165	1,187
In Euros	$3,383	$202	$3,585

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global economic instability. If the banking system or the fixed income or credit markets deteriorate further or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of July 2, 2011.

At July 2, 2011, the Company had $166,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.  At July 2, 2011, the Company also had $1.7 million of interest bearing debt related to a secured revolving credit facility entered into by the Company’s wholly owned subsidiary, Sevcon USA, Inc. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4                      Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of July 2, 2011, these disclosure controls and procedures were effective.

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

During the recent global recession, the Company’s suppliers of raw materials and key components suspended manufacturing operations due to reduced demand. As economic conditions have improved, some of them have taken longer than expected to resume production at levels that allow the Company to meet increasing demand for its product. The resulting shortages vary across types of raw materials and components depending on many fluctuating factors. They have led to increased costs as we have competed with others for the limited supply.  In addition, the situation has required us to purchase additional quantities of certain component parts to ensure continuity of supply to our customers, increasing our recorded inventory above normal levels. We cannot predict with certainty when our suppliers’ production will consistently meet our needs. If we are unable to compete successfully for the components and materials we need, or identify alternative suppliers, the adverse impact on our ability to grow revenues, our operating results, and our financial condition will continue and may be material.

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

Ten customers accounted for 45% of the Company’s revenues in the first nine months of 2011 and the largest customer accounted for 10% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

SEVCON, INC.

Date: August 10, 2011	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008).

10.1
Loan and Security Agreement by and between Sevcon USA, Inc. and RBS Citizens, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2011).

10.2
Unlimited Guaranty by Sevcon, Inc. in favor of RBS Citizens, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2011).

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

101
The following materials formatted in eXtensible Business Reporting Language (XBRL):(i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.