Form 10-K
period 2011-09-30
SEVCON, INC.
filed 2011-12-20
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
                    (Mark One)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011 or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of April 2, 2011, 3,360,322 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $14,360,000. As of December 6, 2011, 3,360,322 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 24, 2012 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

• General Description

Sevcon, Inc. (or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The Company’s products efficiently convert the electrical energy from the power source and control its use by the electric motors. They are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles, including automobiles, motorcycles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles. Since 2009, the Company has become increasingly involved in developing products for the on-road electric vehicle (“EV”) market. The Company outsources the manufacturing of its controllers to independent subcontractors headquartered in Poland and the U.S.; the U.S. subcontractor has plants in Mexico and China in which the Company’s product is assembled. Through another subsidiary located in Wales, Sevcon, Inc. manufactures special metalized film capacitors for electronics applications. These capacitors are used as components in the power electronics, signaling and audio equipment markets. Approximately 93% of the Company’s revenues in 2011 were derived from the controls business and 7% from the capacitor business. The largest customer accounted for 9% of sales in 2011 compared to 7% in 2010.

In 2011, sales totaled $32,286,000 compared to $26,053,000 in the previous year. Foreign currency fluctuations accounted for an increase of $541,000 or 2% in reported sales. Excluding the foreign currency impact, sales volumes increased by 22% compared to 2010. There was an operating profit of $1,070,000 in 2011, after a gain on the sale of a surplus property in the U.K. and other assets of $447,000, compared to an operating profit of $329,000 in the previous year after a gain of $507,000 from freezing a pension plan. There was a net profit for the year after income tax of $712,000, or $.21 per diluted share, compared to a net profit after income tax benefit of $866,000, or $.26 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of 2011 performance.

• Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $15,178,000 and $13,585,000 or 47% and 52% of total sales respectively in years 2011 and 2010. Approximately 50% of sales are made to ten manufacturers of electric vehicles in the United States, Europe and the Far East. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 3 regarding sales and operations outside the United States, which are incorporated by reference herein.

• Patents

Although the Company has international patent protection for some of its product ranges, which is generally effective for up to 20 years from filing an application, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance.

• Backlog

Sevcon, Inc.'s backlog at September 30, 2011 was $5,847,000 and $6,121,000 at September 30, 2010. The Company does not believe that the backlog is necessarily indicative of future sales levels.

• Raw materials

Sevcon, Inc.'s products require a wide variety of components and materials. The Company has many sources for most of such components and materials. However, the Company relies principally on two main suppliers for all of its requirements for certain components, sub-assemblies, and finished products. One of the two main suppliers is based in Poland and the other is in the U.S. The U.S. supplier manufactures the Company’s components at two separate plants, in Mexico and China. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor by duplicating certain test facilities at the manufacturing locations of both the Polish and U.S. supplier. During the recent global recession, the Company’s suppliers of raw materials and key components suspended manufacturing operations due to reduced demand. As economic conditions have improved, some of them have not yet resumed production at pre-recession levels. The resulting shortages vary across types of raw materials and components depending on many fluctuating factors.

• Competition

The Company has global competitors which are divisions of larger public companies, including Danaher’s Motion division, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in the U.S., Italy and Slovenia, respectively that have international operations. In its new on-road markets the Company also competes with Unique Mobility Inc., a U.S. public company, and divisions of Siemens, Continental and Eaton Corporation. In addition, some large fork lift truck and on-road vehicle manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

• Research and development

Sevcon, Inc.'s technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $3,669,000 in 2011, compared to $3,187,000 in 2010 and was partially reimbursed by U.K. government grants of $600,000 and $145,000 in 2011 and 2010 respectively, which was recorded as a reduction of research and development expense.  Excluding the impact of grant income received, research and development expense increased by $482,000 or 15% compared to 2010.

• Environmental regulations

The Company complies, to the best of its knowledge, with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. This compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Sevcon, Inc. In 2010 the Company achieved accreditation to ISO14001, the international standard for Environmental Management Systems.

• Executive Officers

Information about our executive officers is incorporated by reference from Part III, Item 10 of this report.

• Employees and labor relations

As of September 30, 2011, the Company employed 113 full-time employees, of whom 14 were in the United States, 88 were in the United Kingdom (of whom 24 were employed by the capacitor business), 7 were in France, and 4 were in the Far East. Sevcon, Inc. believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 12, the Company believes that the following represent the most significant risk factors for the Company, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

Capital markets are cyclical and weakness in the United States and international economies may harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand due to the recent global economic recession which significantly reduced sales in 2009, and demand still remains substantially lower than the peak in 2007 and 2008. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. The recent recession caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets, and the current instability in the Eurozone may cause these conditions to continue. These developments have had an adverse impact on the Company’s business and may continue to materially negatively affect the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of these crises on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

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

Demand for on-road electric vehicles incorporating our products may not materialize

The Company has become increasingly involved in developing products for the on-road electric vehicle market. We have relationships with several customers that incorporate our products into their EV products. Our competitors and others are also developing products for other entrants in the EV market, with similar and competing technologies. If our customers’ products or technology are not successful commercially, or if worldwide demand for EVs fails to grow as much as we hope, we may not realize the anticipated demand for our products in the EV market, which may have a material adverse effect on our results of operations.

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 50% of the Company’s revenues in 2011 and the largest customer accounted for 9% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

Failure to comply with financial covenants in our loan agreement could adversely affect us.

As of September 30, 2011, the Company's subsidiary in the United States,  Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

ITEM 2 PROPERTIES

The U.S. subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2013. The U.K. electronic controls business of Sevcon, Inc. is carried on in a building owned by it located in Gateshead, England, containing 40,000 square feet of space. The land on which this building stands is held on a ground lease expiring in 2068. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 [REMOVED AND RESERVED]

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol SEV. A summary of the market prices of the Company’s Common Stock is shown below. At December 6, 2011, there were approximately 1,154 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2011 Quarters
Common stock price per share - High	$7.18	$9.35	$7.47	$ 7.64	$9.35
- Low	$4.96	$4.87	$4.89	$ 4.69	$4.69
2010 Quarters
Common stock price per share - High	$ 3.67	$ 5.20	$ 5.30	$ 5.53	$ 5.53
- Low	$ 2.11	$ 2.20	$ 4.39	$ 4.25	$ 2.11

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 50% of the Company’s sales. At September 30, 2011, the allowance for bad debts amounted to $49,000, which represented 1% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company carries out a significant amount of customization of standard products and also designs and manufactures special products to meet the unique requirements of its customers. This results in a significant proportion of the Company’s inventory being customer specific. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2011 was $437,000, or 6% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required and the Company’s results may be materially adversely affected. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary, which could involve the Company in substantial unanticipated expense significantly in excess of the reserve. There were no safety related product recalls during the past three years.

Goodwill Impairment

At September 30, 2011, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an assessment annually or more frequently if events or circumstances change, to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded in 2011 that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record, and may actually incur, additional expense or liabilities relating to the pension plans, which could have a material effect on the Company’s financial position and results of operations. At September 30, 2011 there was a pension liability on the Company’s balance sheet of $7,634,000. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2011, pension plan assets were $15,557,000, plan liabilities were $23,191,000, and the total assets of the Company were $22,947,000. In accordance with FASB guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position.

The funded status of the Company’s defined benefit pension plans improved from a deficit of $8,203,000 at September 30, 2010 to a deficit of $7,634,000 at September 30, 2011.  The reduction in the deficit of $569,000 was due to several factors.  The most significant factor was a change in the inflation index used, from the Retail Prices Index to the Consumer Prices Index, to calculate the annual increase in accrued benefits for deferred pension plan members of the U.K. defined benefit plan.  As a result of this change, the Company had a one-time decrease in the liability of $854,000, net of a tax benefit.  This reduction in the estimated pension liability was partially offset by an actuarial loss of $405,000 arising from a reduction in the discount rate of the U.S. pension plan from 5.56% at September 30, 2010 to 4.55% at September 30, 2011.

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2011 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Favorable (unfavorable) Impact on Funded Status (in thousands of dollars)	Change in funded status
Assumptions impacting accumulated benefit obligation:
Discount rate	(0.1)%	$ (483)	6%
Inflation rate	0.1%	(260)	3%
Salary increase	0.5%	(503)	7%
Mortality rate	1 Year	(605)	8%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. As of September 30, 2011, there is a partial valuation allowance against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

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

• A) Results of Operations

2011 compared to 2010

The following table compares the 2011 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	2011	2010	Total	Currency	Volume

Sales
Controls - to external customers	$30,039	$24,434	23	2	21
Capacitors- to external customers	2,247	1,619	39	4	35
Capacitors - inter-segment	26	30	(15)	2	(17)
Capacitors – total	2,273	1,649	38	4	34
Total sales to external customers	32,286	26,053	24	2	22
Gross Profit
Controls	10,191	8,347	22	(2)	24
Capacitors	1,108	773	43	4	39
Total	11,299	9,120	24	(1)	25
Selling, research and administrative expenses, gain on sale of fixed assets and pension curtailment gain
Controls	(9,405)	(8,215)	(14)	(3)	(11)
Capacitors	(716)	(697)	(3)	(3)	-
Gain on sale of fixed assets	447	-	100	-	100
Pension curtailment gain	-	507	(100)	-	(100)
Unallocated corporate expense	(555)	(386)	(44)	-	(44)
Total	10,229	8,791	(16)	(3)	(13)
Operating income
Controls	1,233	639	93	(56)	149
Capacitors	392	76	416	21	395
Unallocated corporate expense	(555)	(386)	(44)	-	(44)
Total	1,070	329	225	(104)	329
Other income and expense	(101)	177	(157)	(97)	(60)
Income before income taxes	969	506	92	(102)	194
Income taxes (provision) benefit	(257)	360	(171)	28	(199)
Net income	$712	$866	(17)	(47)	30

The Company’s main customers in the controls segment manufacture electric vehicles for on-road, off-road and industrial applications, including automotive, construction, distribution, mining, airport ground support and utility applications. Following the significant economic turmoil of 2008 and 2009, which led to some of the Company’s customers experiencing between 60% and 85% reduction in demand for new vehicles, there was a modest recovery in demand for the Company’s products in 2010 and this has continued into 2011. The increase in sales in 2011 has also been the result of new product introduction which has led to customer gains in on-road vehicle applications.

In 2011, sales were $32,286,000, an increase of $6,233,000, or 24%, compared to 2010. In 2011, approximately 53% of the Company’s sales were made outside the United States and were denominated in currencies other than the U.S. Dollar, principally the Euro and the British Pound; accordingly, those revenues are subject to fluctuation when translated into U.S. Dollars. In 2011, the average U.S. Dollar exchange rate was 3% higher compared to both the British Pound and the Euro, than in 2010. As a result, foreign currency sales denominated in British Pounds and Euros translated into more U.S. Dollars. The overall impact to 2011 was that reported sales increased by $541,000, or 2%, due to currency rate changes.

Excluding the currency impact, volumes shipped in the controls business segment were $5,128,000 or 21% higher than in 2010. Volumes shipped were higher in Europe and North America by 89% and 12% respectively, but were 36% lower in the Far East due largely to lower domestic demand in Japan and South Korea, compared to the same period last year. The decrease in demand in Japan was due to the impact of the earthquake in 2011 and in South Korea to the demise of a significant customer in the automotive sector. The increase in sales volume in Europe and North America is in part due to continued customer gains in a range of on-road and off-road EV applications. In addition, the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications have seen healthy recovery from the significant reduction in customer demand experienced in the recession of 2009 with volumes shipped up 27% over last year.

In the capacitor business, reported sales to external customers increased by $628,000, or 39%, compared to 2010. Currency exchange rate changes increased sales by $64,000, or 4% and capacitor volumes shipped were $564,000, or 35%, higher than last year due principally to higher demand in the railway signaling market and the industrial sector.

Cost of sales was $20,987,000 compared to $16,933,000 in 2010, an increase of $4,054,000. As the gross profit percentage in 2011 of 34.5% was broadly the same as in 2010 when it was 35.0%, the increase in cost of sales was principally due to the 22% increase in volumes shipped in 2011 compared to the prior year.

Foreign currency fluctuations had a net unfavorable impact on gross profit of $98,000. This was due to the U.S. Dollar being marginally weaker in 2011 than in 2010 compared with the British Pound and the Euro, which had a favorable impact on sales of $541,000 but an unfavorable impact on cost of sales of $639,000. In the controls segment, gross profit of $10,191,000 or 34.0%, was $1,844,000 or 22% higher than last year which was due to the 21% increase in volumes shipped in 2011 compared to last year. In the capacitor segment gross profit of $1,108,000 was significantly higher than the 2010 gross profit of $773,000. The gross profit was 49% of sales in 2011 compared to 47% of sales in 2010. The increase in the capacitor business gross profit percentage was mainly due to an increase in the proportion of sales to higher margin industrial and railway signaling customers. The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

	(in thousands of dollars)
	Sales	Cost of sales	Gross Profit

Actual 2010	$26,053	$16,933	$9,120
Change in 2011 due to:
Foreign currency fluctuations	541	(98)	639
Increased volume, assuming 2010 gross profit percentage	5,692	3,700	1,992
All other cost of sales changes, net	-	452	(452)

Actual 2011	$32,286	$20,987	$11,299

Selling, research and administrative expenses, excluding a one-time gain of $447,000 on the sale of fixed assets in 2011 and a pension curtailment gain of $507,000 in 2010, increased by $1,378,000, or 15%, compared to 2010. Unfavorable foreign currency fluctuations increased reported operating expenses by $244,000, or 3%, due to the weaker U.S. Dollar in 2011 compared to both the British Pound and the Euro in the prior year. The increase in selling, research and administrative expenses was due largely to higher salary and fringe costs compared to the same period last year, due to the hiring of additional sales and marketing and engineering staff to support the current and future growth of the business and also the award of a general pay increase in the first quarter of 2011. The Company received U.K. government grants of $600,000 in the first two quarters of 2011 associated with research and development expense of $1,714,000 in the same period. The grants received were recorded as a reduction of research and development expense in the period. The Company also recorded in selling, research and administrative expenses in 2011, a one-time gain of $447,000 from the sale of fixed assets which included a gain of $451,000 on the sale of a surplus U.K. facility offset by a $4,000 write down of other fixed assets in the business.

An analysis of the year-to-year change in selling, research and administrative expenses, before gain on sale of fixed assets and pension curtailment gain, is set out below:

Selling, research and administrative expenses, before gain on sale of fixed assets and pension curtailment gain	(in thousands of dollars)

Reported expense in 2011	$10,676
Reported expense in 2010	9,298
Increase in expense	1,378
Increase due to:
Effect of exchange rate changes	244
Higher research and sales and marketing expense, net of currency effect	331
Higher administrative expense, net of currency effect	803
Total increase in selling, research and administrative expenses, before gain on sale of fixed assets in 2011 and pension curtailment gain in 2010	$1,378

In 2010 the Company took the decision to freeze the defined benefit pension plan for U.S. employees effective September 30, 2010. This decreased the projected benefit obligation by $507,000 as of September 30, 2010 and as this eliminated all future service for the purposes of benefit accrual, this amendment was treated as a curtailment under  Financial Accounting Standards Board ("FASB") authoritative guidance. Accordingly, the entire effect of the amendment was recognized as a gain in 2010 in the consolidated statement of operations.

There was operating income for the year of $1,070,000 compared to $329,000 in 2010, an improvement of $741,000. This was due to several factors including the significant increase in sales volumes shipped and the receipt of U.K. government grants, offset by higher operating expenses. The controls business reported operating income of $1,232,000 compared to $639,000 in 2010. Operating income in the capacitor business was $392,000 compared with $76,000 in 2010.

Other income and expense was an expense of $101,000 in 2011 compared to $177,000 of income in the previous year. The change year on year was largely due to a foreign currency exchange loss of $39,000 in 2011, compared to a foreign currency gain of $158,000 in 2010. Interest expense was $64,000, which was $15,000 higher than the prior year, due to higher borrowing in 2011. Interest income was $66,000 lower at $2,000 compared to $68,000 in 2010, due to lower average surplus cash balances during 2011 compared with 2010.

Income before income taxes in 2011 was $969,000 compared to income before income taxes of $506,000 in 2010, an improvement year on year of $463,000. Foreign currency fluctuations decreased pre-tax income by $514,000 in 2011; the pre-tax result, before the effect of the favorable currency fluctuations, was $977,000 higher than the prior year.

The Company recorded a provision for income tax of $257,000 or 26.5% of the pre-tax income for the year compared to an income tax benefit of $360,000 in 2010. The income tax provision of 26.5% of pre-tax income was lower than the statutory Federal income tax rate of 34% for several reasons. There was a net reversal of $177,000 of deferred tax valuation allowances in 2011 following a review of the Company’s realizability of its deferred tax assets. In addition, the Company recorded $232,000 of additional research and development tax credits arising from the research activity in the Company’s U.K. operations. The reduction in the effective tax rate associated with these items was partly offset by an increased tax charge of $373,000 arising from a reduction in the U.K. tax rate which resulted in a write down in the value of the Company’s U.K. deferred tax assets. The income tax benefit of $360,000 in 2010 arose largely from $412,000 of research and development tax credits in the Company’s U.K. operations and $150,000 arising from the partial reversal of a deferred tax valuation allowance in the U.S.

The Company recorded net income after income taxes of $712,000 compared to net income after income taxes of $866,000 last year, a decrease of $154,000. Basic and diluted income per share was $.22 and $.21, respectively, in 2011 compared to a basic and diluted income per share of $.26 in 2010.

• B) Liquidity and Capital Resources

The Company’s operating activities used $1,492,000 of cash during 2011 compared with cash generated from operating activities for 2010 of $938,000. Acquisitions of property, plant and equipment amounted to $635,000 compared to $848,000 in 2010 and the Company received $1,278,000 from the sale of the surplus U.K facility in the second quarter of the fiscal 2011. The Company’s U.S. subsidiary Sevcon USA, Inc.  borrowed $1,700,000 in the third quarter to fund working capital. Exchange rate changes increased cash by $181,000 in 2011 compared to a decrease of $109,000 last year. At September 30, 2011 the Company’s cash balances were $1,797,000 compared to $803,000 last year.

The main changes in operating assets and liabilities in 2011 were an increase in accounts receivable of $745,000 and an increase in inventories of $2,541,000.  The increase in inventory in 2011 is the result of a number of factors. A large part of the increase was due to the Company’s decision at the end of the first quarter of 2011 not to ship a substantial order for controls to a large public company in the Far East that had experienced a substantial deterioration in its financial condition. This led to a temporary increase in inventory of a current product, finished goods, sub assemblies and raw material, the finished goods element of which shipped to other customers in the fourth quarter of 2011. A further cause of the inventory increase has been the continuing global shortage of components and raw materials which has required the Company to purchase additional quantities of certain component parts to ensure continuity of supply to our customers.

The Company had a U.K. bank loan of $152,000, of which $39,000 was short-term and $113,000 long-term debt at September 30, 2011. It has overdraft facilities in the United Kingdom amounting to $1,420,000 which were unused as of September 30, 2011 and September 30, 2010. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a facility owned by that company. Both facilities were renewed in the second quarter of 2011 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

In June 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At September 30, 2011, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2011. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at September 30, 2011. The Company’s capital expenditures are not expected, on average over a two to three year period, to significantly exceed the depreciation charge, which averaged $602,000 over the last three years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $523,000 in 2012; should the Company suffer a material reduction in revenues in 2012 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short and long-term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities. However, the outlook remains uncertain, given the slow recovery in certain geographic markets from the worldwide economic deterioration and fiscal austerity measures in place in some of the Company’s geographic territories. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2011 approximately 49% of the Company’s sales were made in U.S. Dollars, 19% were made in British Pounds and 32% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2011.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2011. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2012	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	532	532
Accounts receivable in Euros	2,679	2,679
Accounts payable in British Pounds	399	399
Accounts payable in Euros	2,551	2,551
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	585	585
In Euros	2,341	2,341

Interest Rate Risk

The Company currently has $152,000 of interest bearing debt related to a U.K. bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.   In addition, the Company’s wholly owned subsidiary, Sevcon USA, Inc., has $1,700,000 of interest bearing debt related to a secured revolving credit facility which was entered into for working capital and general corporate purposes. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2011 the risk arising from changes in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

September 30, 2011 and 2010

(in thousands of dollars except per share data)
	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,797	$803
Trade receivables net of allowances for doubtful accounts of $49 in 2011 and $53 in 2010	5,315	4,678
Other receivables	637	599
Inventories	7,478	5,048
Prepaid expenses and other current assets	1,281	1,410
Total current assets	16,508	12,538
Property, plant and equipment, at cost:
Land and improvements	22	22
Buildings and improvements	710	1,878
Equipment	9,916	9,426
	10,648	11,326
Less: accumulated depreciation	(8,401)	(8,232)
Net property, plant and equipment	2,247	3,094
Long-term deferred tax assets	2,699	2,806
Goodwill	1,435	1,435
Other long-term assets	58	11
Total assets	$22,947	$19,884

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$39	$84
Accounts payable	3,800	3,717
Accrued expenses	2,106	1,591
Accrued and deferred taxes on income	65	40
Total current liabilities	6,010	5,432
Liability for pension benefits	7,634	8,203
Long-term debt	1,813	153
Total liabilities	15,457	13,788
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,360,322 shares at September 30, 2011 and 3,340,322 shares at September 30, 2010	336	334
Premium paid in on common stock	5,295	5,132
Retained earnings	8,467	7,755
Accumulated other comprehensive loss	(6,608)	(7,125)
Total stockholders’ equity	7,490	6,096
Total liabilities and stockholders’ equity	$22,947	$19,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2011 and 2010
 (in thousands of dollars except per share data)
	2011	2010
Net sales	$32,286	$26,053
Cost of sales	(20,987)	(16,933)
Gross profit	11,299	9,120
Selling, research and administrative expenses	(10,676)	(9,298)
Gain on sale of fixed assets	447	-
Pension curtailment gain	-	507
Operating income	1,070	329
Interest expense	(64)	(49)
Interest income	2	68
Foreign currency (loss) gain	(39)	158
Income before income taxes	969	506
Income taxes (provision) benefit	(257)	360
Net income	$712	$866
Basic income per share	$.22	$.26
Fully diluted income per share	$.21	$.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2011 and 2010
 (in thousands of dollars)
	2011	2010
Net income	$712	$866
Foreign currency translation adjustment	(125)	(191)
Pension liability adjustment, net of tax	642	(934)
Comprehensive income (loss)	$1,229	$(259)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2011 and 2010
		(in thousands of dollars except number of shares data)
	Common Stock $.10 par value
	Number of Shares	Common Stock	Premium paid in on common stock	Retained Earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance September, 30 2009	3,326,322	$333	$5,033	$6,889	$(6,000)	$6,255
Net income				866		866
Currency translation adjustment					(191)	(191)
Issuance of restricted stock	14,000	1	(1)			-
Stock-based compensation, net of tax			100			100
Pension liability adjustment, net of tax benefit of $410					(934)	(934)
Balance September 30, 2010	3,340,322	$334	$5,132	$7,755	$(7,125)	$6,096

Net income				712		712
Currency translation adjustment					(125)	(125)
Issuance of restricted stock	20,000	2	(2)			-
Stock-based compensation, net of tax			165			165
Pension liability adjustment, net of tax benefit of $91					642	642
Balance September 30, 2011	3,360,322	$336	$5,295	$8,467	$(6,608)	$7,490

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2011 and 2010
 (in thousands of dollars)
	2011	2010
Cash flow from operating activities:
Net income	$712	$866
Adjustments to reconcile net income to net cash (used by) generated from operating activities:
Depreciation	654	581
(Gain) loss on sale of fixed assets	(447)	-
Stock-based compensation	186	113
Pension contributions less than pension expense	220	283
Pension curtailment gain	-	(507)
Deferred tax benefit	(146)	(66)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(745)	(1,950)
Inventories	(2,541)	(383)
Prepaid expenses and other current assets	(135)	(693)
Accounts payable	74	1,998
Accrued expenses	640	(73)
Accrued and deferred taxes on income	36	769
Net cash (used by) generated from operating activities	(1,492)	938
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(635)	(848)
Proceeds of sale of fixed assets	1,278	-
Net cash generated from (used by) investing activities	643	(848)
Cash flow generated from financing activities:
Repayment of long term debt	(38)	-
Proceeds of long term debt	1,700	190
Net cash generated from financing activities	1,662	190
Effect of exchange rate changes on cash	181	(109)
Net increase in cash	994	171
Beginning balance - cash and cash equivalents	803	632
Ending balance - cash and cash equivalents	$1,797	$803
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$77	$-
Cash paid for interest	$62	$49

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

Sevcon, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops. Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, motorcycles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles.  Through another subsidiary located in Wales, Sevcon manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

The accompanying consolidated financial statements include the accounts of Sevcon, Inc. (Sevcon), Sevcon USA, Inc., Sevcon Limited and subsidiary, Sevcon SAS, Sevcon Asia Limited and Sevcon Japan KK. All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
 (in thousands of dollars)
	2011	2010
Warranty reserves at beginning of year	$96	$217
Decrease in beginning balance for warranty obligations settled during the year	(37)	(194)
Other changes to pre-existing warranties	(25)	16
Foreign currency translation adjustment	(1)	(4)
Net increase in warranty reserves for products sold during the year	56	61
Warranty reserves at end of year	$89	$96

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

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,069,000 in 2011 and $3,042,000 in 2010, net of U.K. governments grants received. This expense is included in selling, research and administrative expense in the accompanying consolidated statements of operations. Research and development expense, net of grants received, was 10% of sales in 2011 and 12% of sales in 2010.

The Company was awarded research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in March 2011 as required by the grant awards. The Company recorded grant income of $600,000 and $145,000 in 2011 and 2010, respectively, associated with research and development expense of $1,714,000 and $415,000 in 2011 and 2010, respectively, on these two projects. The grant income was recorded as a reduction of research and development expense.  The grant income is subject to audit through 2016 and may be subject to adjustment if it is determined that the costs incurred did not meet the specifications of the grant award.

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

Since 2004 the Company has granted restricted stock to certain officers, key employees and non- employee directors in exchange for services provided to the Company over the vesting period of the stock. The vesting period of the restricted stock (i.e. when the restrictions lapse) is normally five years in respect of officers and key employees and one year in respect of non-employee directors. For officers and key employees, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date and an expected forfeiture rate of awards of 4%. For non-employee directors, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date.

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

Sevcon, Inc. files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions.  We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 4.

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2011 was $437,000 or 6% of gross inventory. At September 30, 2010 the reserve was $414,000, or 8% of gross inventory.

Inventories were comprised of:
 (in thousands of dollars)
	2011	2010
Raw materials	$1,281	$536
Work-in-process	99	68
Finished goods	6,098	4,444
	$7,478	$5,048

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Sevcon, Inc. translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in the statement of comprehensive income and as a component of accumulated other comprehensive loss in stockholders' equity in the consolidated balance sheet. Foreign currency transaction gains and losses are shown in the consolidated income statements.

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 49% of the Company’s sales are made in U.S. Dollars, 19% are made in British Pounds and 32% are made in Euros. Approximately 21% of the Company’s cost of sales is incurred in British Pounds and 60% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro.

The Company had no foreign currency derivative financial instruments during the years ended September 30, 2011 and 2010.

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

L. Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is anti-dilutive.

Basic and diluted net income per common share for the two years ended September 30, 2011 are calculated as follows:

 (in thousands except per share data)
	2011	2010
Net income	$712	$866
Weighted average shares outstanding	3,303	3,273
Basic income per share	$.22	$.26
Common stock equivalents	34	22
Average common and common equivalent shares outstanding	3,337	3,295
Diluted income per share	$.21	$.26

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

N. Fair value measurements

The FASB has issued authoritative guidance, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In accordance with this guidance, financial assets and liabilities have been categorized, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
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

At September 30, 2011, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 7, Employee Benefit Plans.

O. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2011 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at September 30, 2011, was $1,813,000 (the carrying value on the consolidated balance sheet at September 30, 2011) based on recent financial market pricing.

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

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At each of September 30, 2011 and 2010, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment, and the estimated fair value of the reporting unit significantly exceeded its carrying value under each method of calculation performed.

Q. New Accounting Pronouncements

On November 8, 2011, the FASB issued authoritative guidance regarding the options for the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income. These components may be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The proposed Accounting Standards Update is, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are effective for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on either the Company’s consolidated results from operations or its financial position.

On September 15, 2011, the FASB issued authoritative guidance in respect of the simplification of the testing of goodwill impairment. The Accounting Standards Update ("ASU") is, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In certain cases this will allow an entity to forego the existing two-step goodwill impairment test. The Company does not anticipate that the adoption of this guidance will have a material impact on either the Company’s consolidated results from operations or its financial position.

R. Employee Benefit Plans

Sevcon, Inc. recognizes its pension plans’ over-funded or under-funded status in its balance sheets and recognizes the change in a plan’s funded status in comprehensive income in the year which the changes occur.

(2) CAPITAL STOCK

Sevcon, Inc. has two classes of authorized capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 8,000,000 shares of common stock, $.10 par value.

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 238,000 shares reserved and available for grant at September 30, 2011. There were 258,000 shares reserved and available for grant at September 30, 2010.  There were no options exercised in 2011 or in 2010.
The Company issued 20,000 shares of restricted common stock to directors in 2011.  In 2010 the Company issued 14,000 shares of restricted common stock to directors.

Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights ("SARs"). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Option transactions under the plans for the two years ended September 30, 2011 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2009	63,500	$7.03	2 years	$-
Exercised in 2010	-	$-	-	-
Cancelled in 2010	(17,500)	$10.75	-	-
Outstanding at September 30, 2010	46,000	$5.62	2 years	$25,400
Exercisable at September 30, 2010	36,500	$5.62	2 years	$20,400
Exercised in 2011	-	$-	-	-
Cancelled in 2011	-	$-	-	-
Outstanding at September 30, 2011	46,000	$5.62	1 year	$65,500
Exercisable at September 30, 2011	41,000	$5.75	1 year	$56,700

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.33 market price of the Company’s common stock at September 30, 2011.

Details of options outstanding at September 30, 2011 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$ 4.37 - $ 6.56	36,000	1.6 years
$ 6.57 - $ 9.85	10,000	0.1 years
	46,000	1.1 years

In January 2011, the Company granted 20,000 shares of restricted stock to eight non-employee directors which will vest on the day before the 2012 annual meeting provided that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $175,000 based on the fair market value of the stock on the date of grant. Compensation is being charged to income on a straight line basis over the period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in 2011 was $117,000 and the subsequent charge will be approximately $44,000 on a quarterly basis.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the two years ended September 30, 2011 were as follows:

 (in thousands of shares)
	2011	2010
Beginning Balance – Non-vested	60	79
Granted to employees – 5 year vesting	-	-
Granted to non-employee directors – 1 year vesting	20	14
Vested	(30)	(33)
Forfeited	-	-
Ending Balance – Non-vested	50	60
Weighted-average fair value for shares granted during the year	$8.75	$2.60
Weighted-average fair value for shares vested during the year	$3.56	$3.94
Weighted-average fair value for ending balance - non-vested	$5.21	$3.20

As of September 30, 2011, there was $126,000 of compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.2 years.

Stock-based compensation expense was $186,000 and $113,000 for the years ended September 30, 2011 and 2010, respectively.

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:
 (in thousands of dollars)
	2011	2010
Domestic	$(250)	$461
Foreign	1,219	45
	$969	$506

The components of the provision (benefit) for income taxes and deferred taxes for the years ended September 30, 2011 and 2010 are as follows:
(in thousands of dollars)
	2011
	Current	Deferred
Federal	$-	$(222)
State	17	(60)
Foreign	141	381
	$158	$99
2010
	Current	Deferred
Federal	$-	$39
State	10	8
Foreign	37	(454)
	$47	$(407)

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

 (in thousands of dollars)
	2011	2010
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$322	$173
Increases (decreases) resulting from:
Foreign tax rate differentials	(82)	(7)
State taxes net of federal tax benefit	8	4
Change in deferred tax valuation allowance	(177)	(118)
Foreign research incentives	(230)	(412)
U.K. rate change	370	-
Other	46	-
Income tax provision (benefit) in the consolidated income statements	$257	$(360)

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2011 and 2010 are as follows:

		2011
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$449	$-	$1,668	$2,117
Inventory basis differences	49	-	-	-	49
Warranty reserves	19	-	-	-	19
Foreign tax credit carry forwards	-	275	-	-	275
Accrued compensation expense	33	-	-	-	33
Net operating losses	130	239	522	-	891
Other (net)	1	241	56	51	349
	232	1,204	578	1,719	3,733
Liabilities:
Property basis differences	-	31	-	(98)	(67)
Net asset	232	1,235	578	1,621	3,666
Valuation allowance	-	(157)	-	-	(157)
Net deferred tax asset	$232	$1,078	$578	$1,621	$3,509

		2010
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$221	$-	$2,195	$2,416
Inventory basis differences	38	-	-	-	38
Warranty reserves	18	-	-	-	18
Foreign tax credit carry forwards	-	142	-	-	142
Accrued compensation expense	29	-	-	44	73
Net operating losses	144	306	754	-	1,204
Other (net)	3	205	-	-	208
	232	874	754	2,239	4,099
Liabilities:
Property basis differences	-	43	-	(67)	(24)
Net asset	232	917	754	2,172	4,075
Valuation allowance	(51)	(283)	-	-	(334)
Net deferred tax asset	$181	$634	$754	$2,172	$3,741

During the year, the Company re-evaluated the realizability of its deferred tax assets as a result of recent economic conditions, the Company's recent operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on this review, the Company reversed, in 2011, $177,000 of the $379,000 deferred tax valuation allowance recognized in 2009. The valuation allowance at September 30, 2011 relates to the realizability of foreign tax credit carryforwards in the U.S.

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

The Company has generated domestic federal and state net operating losses of $905,000 which will expire in 2028 and 2013, respectively. The Company has generated foreign net operating losses of approximately $2,258,000 which have an indefinite carry forward period.

Uncertain tax positions

Effective October 1, 2007, the Company adopted FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The adoption of this guidance followed a review by the Company of all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required in respect of the adoption of this guidance and consequently the Company has not recorded a liability for uncertain tax positions and the Company has recorded no cumulative effect to retained earnings pursuant to the adoption of this guidance.  The Company's tax returns are open to audit from 2008 and forward.

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2011 and 2010, showing separately any items in excess of 5% of total current liabilities, was as follows:
(in thousands of dollars)
	2011	2010
Accrued compensation and related costs	$1,090	$884
Warranty reserves	89	96
Other accrued expenses	927	611
	$2,106	$1,591

(6) COMMITMENTS AND CONTINGENCIES

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2011 was $179,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2012 - $231,000; 2013 - $155,000; 2014 - $76,000; 2015 - $76,000; 2016 - $76,000 and $3,055,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $243,000 in 2011 and $233,000 in 2010.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,420,000. There were no amounts outstanding on the overdraft facilities at September 30, 2011 or 2010. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. As at September 30, 2011 there was $1,700,000 outstanding under the revolving credit facility.

(7) EMPLOYEE BENEFIT PLANS

Sevcon, Inc. has defined benefit plans covering the majority of its U.S. and U.K. employees. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company uses a September 30 measurement date for its pension plans.

The following table sets forth the estimated funded status of these defined benefit plans and the amounts recognized by Sevcon, Inc.:

(in thousands of dollars)
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$23,637	$21,541
Service cost	331	321
Interest cost	1,268	1,189
Plan participants contributions	198	152
Actuarial (gain) loss	(202)	1,639
Prior service credit	(1,133)	-
Gains on curtailments	-	(507)
Benefits paid	(689)	(435)
Foreign currency exchange rate changes	(219)	(263)
Benefit obligation at end of year	23,191	23,637
Change in plan assets:
Fair value of plan assets at beginning of year	15,434	14,375
Return on plan assets	233	931
Employer contributions	545	592
Plan participants contributions	198	152
Benefits paid	(689)	(435)
Foreign currency exchange rate changes	(164)	(181)
Fair value of plan assets at end of year	15,557	15,434
Funded status	(7,634)	(8,203)
Liability for pension benefits recorded in the balance sheet	$(7,634)	$(8,203)

The funded status of the Company’s defined benefit pension plans improved from a deficit of $8,203,000 at September 30, 2010 to a deficit of $7,634,000 at September 30, 2011.  The reduction in the deficit of $569,000 was due to several factors.  The most significant factor was a change in the inflation index used, from the Retail Prices Index to the Consumer Prices Index, to calculate the annual increase in accrued benefits for deferred pension plan members of the U.K. defined benefit plan.  As a result of this change, the Company had a one-time decrease in the liability of $854,000, net of a tax benefit.  This reduction in the pension liability was partially offset by an actuarial loss of $405,000 arising from a reduction in the discount rate of the U.S. pension plan from 5.56% at September 30, 2010 to 4.55% at September 30, 2011.

Amounts recognized in the balance sheets consist of:
 (in thousands of dollars)
	2011	2010
Non current liabilities	$7,634	$8,203

Amounts recognized in accumulated other comprehensive income (loss) consist of:
 (in thousands of dollars)
	2011	2010
Actuarial loss, net of tax benefit	$(194)	$(968)
Prior service gain, net of tax benefit	836	34
	$642	$(934)

The Sevcon, Inc. net pension cost included the following components:
 (in thousands of dollars)

	2011	2010
Components of net periodic benefit cost:
Service cost	$331	$321
Interest cost	1,268	1,189
Expected return on plan assets	(1,126)	(914)
Gains on curtailments	-	(507)
Amortization of prior service cost	(18)	48
Amortization of net loss	310	231
Net periodic benefit cost	$765	$368
Net cost of defined contribution plans	$77	$42

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2011 and 2010 were as set out below:

	2011	2010
Plan obligations:
Discount rate	5.34%	5.25%
Rate of compensation increase	2.79%	3.32%
Net periodic benefit cost:
Discount rate	5.34%	5.25%
Expected long term return on plan assets	7.26%	7.14%
Rate of compensation increase	2.79%	3.32%

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

At September 30, 2011 the assets of the U.S. plan were invested 38% in equity securities, 62% in cash and cash equivalents. The U.S. plan was frozen effective September 30, 2010 and in consequence there will be no future accrual earned by U.S. employees under this defined benefit arrangement. The U.S. plan had a deficit of $960,000, or 33% of the total benefit obligation, as at September 30, 2011. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next seven years. The Company established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

In the second quarter of 2011, the Company changed the inflation index used to calculate the annual increase in accrued benefits for deferred pension plan members of the U.K. defined benefit pension plan.  The change in inflation index was from the Retail Prices Index (“RPI”) to the Consumer Prices Index (“CPI”).   Deferred pension plan members are current or former employees of the Company who have left the pension plan, retaining a right to future pension benefits, but not having yet brought those benefits into payment. The change of inflation index was for this one class of pension plan member only.  As a result of this change, the Company recorded a one-time decrease in the liability for pension benefits of $806,000, net of a tax benefit.  This decrease was recorded in the second quarter of 2011 through other comprehensive loss as a reduction to remaining prior service costs of $212,000 and the remaining $594,000 is being amortized as a component of net period benefit costs over 34 years, this being the estimated life expectancy of deferred members of the U.K. pension plan.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

The table below presents information about our plan assets measured and recorded at fair value as of September 30, 2011, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).
 (in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	5,207	-	-
Standard Life UK Indexed Linked Fund	1,452	-	-
Standard Life Long Corporate Bond Fund	1,297	-	-
CF Ruffer Absolute Return Fund	5,554	-	-
Vanguard Index Fund	749	-	-
Other Types of Investments
Cash	1,298	-	-
Total	15,557	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

 (in thousands of dollars)
2012	$ 406
2013	371
2014	513
2015	658
2016	726
2017 – 2021	3,910

In 2012 it is estimated that the Company will make contributions to the plans of $523,000, and that there will be employee contributions to the U.K. plan of $187,000. Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the assumptions described above.

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

 (in thousands of dollars)
			2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$30,039	$2,247	$-	$32,286
Inter-segment revenues	-	26	-	26
Operating income (loss)	1,232	392	(555)	1,070
Depreciation	574	78	2	654
Identifiable assets	21,382	1,291	274	22,947
Capital expenditures	571	64	-	635

2010
	Controls	Capacitors	Corporate	Total
Sales to external customers	$24,434	$1,619	$-	$26,053
Inter-segment revenues	-	30	-	30
Operating income (loss)	639	76	(386)	329
Depreciation	524	52	2	578
Identifiable assets	18,027	1,053	804	19,884
Capital expenditures	562	286	-	848

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

 (in thousands of dollars)
	2011	2010
Sales:-
U.S. sales	$15,178	$13,585
Foreign sales:
United Kingdom	8,787	8,385
France	8,321	4,083
Total Foreign	17,108	12,468
Total sales	$32,286	$26,053
Long-lived assets:
U.S.A.	$2,617	$2,105
Foreign:
United Kingdom	3,744	5,150
France	75	44
Korea and Japan	3	13
Total Foreign	3,822	5,207
Total	$6,439	$7,312

In the controls business segment the revenues were derived from the following products and services:

 (in thousands of dollars)
	2011	2010
Electronic controls for zero emission and hybrid electric vehicles	$22,394	$13,818
Accessory and aftermarket products and services	7,645	10,616
Total controls segment revenues	$30,039	$24,434

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

In 2011 Sevcon, Inc.'s largest customer accounted for 9% of sales and for 7% of receivables. In 2010 the largest customer accounted for 7% of sales and 4% of receivables.

(9) DEBT

At September 30, 2011 the Company had $152,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at September 30, 2011, $39,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2012. Included in other long term liabilities at September 30, 2011, is $113,000 which represents the principal element of the loan installments for the years 2013 to 2015. The fair market value of the debt at September 30, 2011 was $152,000.

On June 15, 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in 2011, was calculated at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2011.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In March 2011, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,420,000 and which are secured against real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at September 30, 2011.

Annual principal payments on long term debt at September 30, 2011 are as follows:
 (in thousands of dollars)
2012	$39
2013	41
2014	1,745
2015	27
Total	1,852

(10) SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the fiscal year and through the date these financial statements were available to be issued. No material subsequent events were identified that require recognition or disclosure in these financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Sevcon, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Sevcon Inc. and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevcon Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Boston, Massachusetts
December 20, 2011

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2011, the disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Officers that applies to our chief executive officer, chief financial officer, principal accounting officer and controllers. We have also adopted a Code of Conduct and Ethics that applies to all of our employees, including, but not limited to, our chief executive officer, chief financial officer, principal accounting officer, and controllers. A copy of either Code is available without charge upon request from the Chief Financial Officer at Sevcon, Inc., 155 Northboro Road, Southborough, MA 01772. If we make any substantive amendments to the Code of Ethics for Senior Officers or grant any waiver from a provision of such Code, or if we make any substantive amendment to a provision of the Code of Conduct that applies to our chief executive officer, chief financial officer, principal accounting officer or controllers, or if we grant any waiver from a provision of such Code for any such persons, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position

Matthew Boyle	49	President & Chief Executive Officer
Paul N. Farquhar	49	Vice President, Treasurer & Chief Financial Officer

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

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, and “Proposal 1: Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

 The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan 1998 Director Stock Option Plan	41,000 5,000	$ 5.65 $ 5.40	238,000 -
Sub Total	46,000	$ 5.62	238,000
Equity compensation plans not approved by security holders	-	-	-
Total	46,000	$ 5.62	238,000

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2012” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index below.

INDEX TO EXHIBITS

*(3)(a)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 7, 2011).
*(3)(b)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on June 7, 2011).
*(10)(a)
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

*(10)(e)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 1990).
*(10)(f)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (e) to Annual Report for the year ended September 30, 1997).
*(10)(g)	Sevcon, Inc. 1998 Director Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*(10)(h)	Service Agreement dated as of July 1, 2010, between Mathew Boyle and Sevcon Limited (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(i)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Matthew Boyle and Sevcon, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 6, 2010).

*(10)(j)	Service Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon Limited (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(k)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 6, 2010).

(10)(l) *(10)(m) *(10)(n)
Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
Loan and Security Agreement by and between Sevcon USA, Inc. and RBS Citizens, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 21, 2011).
Unlimited Guaranty by Sevcon, Inc. in favor of RBS Citizens, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 21, 2011).

(21)	Subsidiaries of the registrant (filed herewith).
(23)	Consent of McGladrey & Pullen, LLP (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.1) 101
Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:

Exhibits (10) (a) - (l) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

A copy of these exhibits may be obtained on the SEC’s EDGAR database (at www.sec.gov) or will be furnished without charge to any stockholder upon written request to Sevcon, Inc., attention Paul N. Farquhar, Treasurer, 155 Northboro Road, Southborough MA 01772, Telephone: (581) 281-5510.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVCON, INC.

By /s/ Matthew Boyle	December 20, 2011

Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 20, 2011
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 20, 2011
Paul N. Farquhar	(Principal Accounting Officer)	December 20, 2011

/s/ Maarten D. Hemsley	Director	December 20, 2011
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 20, 2011
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 20, 2011
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 20, 2011
Bernard F. Start

/s/ David R. A. Steadman	Director	December 20, 2011
David R. A. Steadman

/s/ Paul O. Stump	Director	December 20, 2011
Paul O. Stump

/s/ Frederick.A.Wang	Director	December 20, 2011
Frederick. A. Wang

/s/ William J. Ketelhut	Director	December 20, 2011
William J. Ketelhut

SCHEDULE II
SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2011 and 2010

 (in thousands of dollars)
Allowance for doubtful accounts	2011	2010
Balance at beginning of year	53	92
Additions charged to costs and expenses	15	35
Deductions from reserves:
Reduction in reserve	(1	(22)
Write off of uncollectible accounts	(18	(52)
Balance at end of year	49	53