Form 10-Q
period 2011-12-31
SEVCON, INC.
filed 2012-02-10
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2012
Common stock, par value $.10	3,470,322

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I.               FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	December 31, 2011 (unaudited)	September 30, 2011 (derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$306	$1,797
Trade receivables, net of allowances for doubtful accounts of $53 at December 31, 2011 and $49 at September 30, 2011	6,264	5,315
Other receivables	519	637
Inventories	7,794	7,478
Prepaid expenses and other current assets	1,147	1,281
Total current assets	16,030	16,508
Property, plant and equipment:
At cost	10,718	10,648
Less: accumulated depreciation and amortization	(8,526)	(8,401)
Net property, plant and equipment	2,192	2,247
Long-term deferred tax assets	2,708	2,699
Goodwill	1,435	1,435
Other-long term assets	59	58
Total assets	$22,424	$22,947

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long term debt	$39	$39
Accounts payable	3,554	3,800
Accrued expenses	1,586	2,106
Accrued and deferred taxes on income	61	65
Total current liabilities	5,240	6,010
Liability for pension benefits	7,593	7,634
Long term debt	1,802	1,813
Total liabilities	14,635	15,457
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,470,322 shares at December 31, 2011 and 3,360,322 shares at September 30, 2011	347	336
Premium paid in on common stock	5,345	5,295
Retained earnings	8,751	8,467
Accumulated other comprehensive loss	(6,654)	(6,608)
Total stockholders’ equity	7,789	7,490
Total liabilities and stockholders’ equity	$22,424	$22,947

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
(Unaudited)
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	December 31, 2011		January 1, 2011
Net sales		$8,515	$6,883
Cost of sales		(5,533)	(4,515)
Gross profit		2,982	2,368
Selling, research and administrative expenses		(2,730)	(2,335)
Operating income		252	33
Interest expense		(56)	(31)
Interest income		23	-
Foreign currency gain		154	4
Income before income tax		373	6
Income tax provision		(89)	(1)
Net income		$284	$5
Basic income per share	$	. .09	$.00
Fully diluted income per share		$.08	$.00

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2011	January 1, 2011
Net income	$284	$5
Foreign currency translation adjustment	(92)	(53)
Amortization of pension transition items to income	46	58
Comprehensive income	$238	$10

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2011	January 1, 2011
Cash flow from operating activities:
Net income	$284	$5
Adjustments to reconcile net income to net cash (used by) generated from operating activities:
Depreciation	156	146
Stock-based compensation	60	36
Pension contributions less than pension expense	38	82
Deferred tax provision	113	5
Increase (decrease) in cash resulting from changes in operating assets andliabilities:
Trade and other receivables	(907)	(105)
Inventories	(336)	(887)
Prepaid expenses and other current assets	(8)	146
Accounts payable	(246)	733
Accrued expenses	(503)	88
Accrued and deferred taxes on income	(6)	(55)
Net cash (used by) generated from operating activities	(1,355)	194
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(104)	(300)
Net cash used by investing activities	(104)	(300)
Cash flow used by financing activities:
Repayments of long term debt	(10)	(9)
Net cash used by financing activities	(10)	(9)
Effect of exchange rate changes on cash	(22)	(33)
Net decrease in cash	(1,491)	(148)
Beginning balance - cash and cash equivalents	1,797	803
Ending balance - cash and cash equivalents	$306	$655
Supplemental disclosure of cash flow information:
Cash paid for income taxes	12	-
Cash paid for interest	$56	$31

The accompanying notes are an integral part of these consolidated financial statements.

SEVCON, INC.

Notes to Consolidated Financial Statements – December 31, 2011

(Unaudited)

(1)	Basis of presentation

Sevcon, Inc. (“Sevcon” or “the Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of December 31, 2011 and the results of operations and cash flows for the three months ended December 31, 2011. These unaudited interim financial statements should be read in conjunction with the 2011 annual consolidated financial statements and related notes included in the 2011 Sevcon, Inc. Annual Report filed on Form 10-K (the “2011 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the new accounting pronouncement as set forth in Note 3 below, there have been no changes since the end of 2011 to the significant accounting policies followed by Sevcon, Inc.

(3)           New accounting pronouncements

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation,  a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

On September 15, 2011, the FASB issued authoritative guidance in respect of the simplification of the testing of goodwill impairment. The Accounting Standards Update (“ASU”) is, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In certain cases this will allow an entity to forego the existing two-step goodwill impairment test. The Company does not anticipate that the adoption of this guidance will have a material impact on either the Company’s consolidated results from operations or its financial position.

(4)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 138,000 shares reserved and available for grant at December 31, 2011. There were no options granted or exercised in the quarters ended December 31, 2011 and January 1, 2011.

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

A summary of option activity for all plans for the three months ended December 31, 2011 is as follows:
	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	46,000	$5.62	1 year	$65,500
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(10,000)	9.60	-	-
Outstanding at December 31, 2011	36,000	$4.51	1 year	$9,700
Exercisable at December 31, 2011	31,000	$4.50	1 year	$8,400
Exercisable and expected to vest at December 31, 2011	31,000	$4.50	1 year	$8,400

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $4.68 and $6.33 closing market price of the Company’s common stock at December 31, 2011 and September 30, 2011, respectively.

In December 2011, the Company granted 110,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $561,000 based on the fair market value of stock on the date of issue. This unearned compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock will be approximately $28,000 on a quarterly basis.

A summary of restricted stock activity for the three months ended December 31, 2011 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2011	50,000	$5.21
Granted	110,000	$5.75
Vested	(11,000)	$4.09
Forfeited	-	$-
Non-vested balance as of December 31, 2011	149,000	$5.69

Stock-based compensation expense was $60,000 and $36,000 for the three month periods ended December 31, 2011 and January 1, 2011, respectively. At December 31, 2011, there was $633,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 4.6 years.

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

(6)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	December 31, 2011	January 1, 2011
Net income	$284	$5
Weighted average shares outstanding - basic	3,313	3,285
Basic income per share	$.09	$.00
Common stock equivalents	49	45
Weighted average shares outstanding - diluted	3,362	3,330
Diluted income per share	$.08	$.00
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	-	10

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

The significant accounting policies of the segments are the same as those described above and in Note 1 to the Notes to Consolidated Financial Statements in the 2011 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 31, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	8,073	442	-	8,515
Inter-segment revenues	-	5	-	5
Operating income (loss)	296	(28)	(16)	252
Identifiable assets	21,118	1,147	159	22,424

	Three months ended January 1, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	6,386	497	-	6,883
Inter-segment revenues	-	3	-	3
Operating income (loss)	3	57	(27)	33
Identifiable assets	19,401	982	151	20,534

In the electronic controls segment, the revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended
	December 31, 2011	January 1, 2011
Electronic controls for zero emission and hybrid electric vehicles	$5,584	$3,701
Accessory and aftermarket products and services	2,489	2,685
Total electronic controls segment revenues	$8,073	$6,386

(8)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	December 31, 2011	January 1, 2011
Research and development expense	$817	$696
Percentage of sales	9.6	10.1

In 2010 and 2011, the Company was awarded research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in 2011 as required by the grant awards. The Company recorded grant income of $217,000 in the first quarter of 2011 associated with research and development expense of $620,000 on these projects. The grant income was recorded as a reduction of research and development expense.

(9)           Employee benefit plans

Sevcon has a defined benefit plan covering the majority of its U.K. employees and a defined contribution plan covering its U.S. employees. There is also a small defined contribution plan covering senior managers in the capacitor business. The following table sets forth the components of the net pension cost:

	(in thousands of dollars)
	Three Months ended
	December 31, 2011	January 1, 2011
Service cost	$66	$110
Interest cost	312	317
Expected return on plan assets	(279)	(273)
Amortization of net loss	67	68
Amortization of prior service cost	(6)	12
Net periodic benefit cost	160	234
Net cost of defined contribution plans	$39	$7

The following table sets forth the movement in the liability for pension benefits in the three months ended December 31, 2011:

	(in thousands of dollars)
	Three Months ended
	December 31, 2011	January 1, 2011
Liability for pension benefits at beginning of period	$7,634	$8,203
Net periodic benefit cost	160	234
Plan contributions	(122)	(152)
Amortization of net loss	(67)	(68)
Amortization of prior service cost	6	(12)
Effect of exchange rate changes	(18)	(81)
Balance at end of period	$7,593	$8,124

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	December 31, 2011	January 1, 2011
Non current liabilities	$7,593	$8,124

Amounts recognized in accumulated other comprehensive income consist of:

	(in thousands of dollars)
	December 31, 2011	January 1, 2011
Amortization of net actuarial loss net of tax benefit	$50	$49
Amortization of prior service cost net of tax benefit	(4)	9
	$46	$58

Sevcon, Inc. did not contribute to its U.S. pension plan in the three months ended December 31, 2011; it presently anticipates contributing $56,000 to fund its U.S. plan in the remainder of 2012. In addition, employer contributions to the U.K. defined benefit plan were $122,000 in the first three months and are estimated to total $489,000 in 2012.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of December 31, 2011 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	5,378	-	-
Standard Life UK Indexed Linked Fund	1,591	-	-
Standard Life Long Corporate Bond Fund	1,343	-	-
CF Ruffer Absolute Return Fund	5,799	-	-
U.S. Equity Funds	1,097	-	-
U.S. Fixed Income Funds	840	-	-

Other Types of Investments
Cash	178	-	-
Total	16,226	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate have been or are expected to be paid:

(in thousands of dollars)
2012	$406
2013	371
2014	513
2015	658
2016	726
2017 - 2021	3,910

(10)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 31, 2011	September 30, 2011
Raw materials	$3,106	$1,281
Work-in-process	65	99
Finished goods	4,623	6,098
	$7,794	$7,748

The Company has increased its inventory of certain key raw material components in the first quarter of 2012 to help alleviate shortages in the supply chain.  The Company anticipates reducing this additional inventory during 2012 as it sees further easing of those key component supply shortages.

(11)           Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of December 31, 2011 and September 30, 2011, approximated to fair value due to the short-term nature of these instruments. The Company also has debt in the form of a U.K. bank loan and a U.S. secured revolving credit facility, the carrying value of which at December 31, 2011 approximated to fair value based on current interest rates.

(12)           Accrued expenses

Set out below is an analysis of other accrued expenses at December 31, 2011 and September 30, 2011, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	December 31, 2011	September 30, 2011
Accrued compensation and related costs	$1,017	$1,090
Warranty reserves	87	89
Other accrued expenses	482	927
	$1,586	$2,106

(13)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	December 31, 2011	January 1, 2011
Warranty reserves at beginning of period	$89	$96
Decrease in beginning balance for warranty obligations settled during the period	(2)	-
Foreign currency translation adjustment	(1)	(1)
Net increase in warranty reserves for products sold during the period	1	24
Warranty reserves at end of period	$87	$119

(14)           Debt

At December 31, 2011 the Company had $141,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at December 31, 2011, $39,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on December 31, 2012. Included in other long term liabilities at December 31, 2011, is $102,000 which represents the principal element of the loan installments payable in fiscal years 2014 and 2015. The fair market value of the debt at December 31, 2011 was $141,000.

On June 15, 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the first quarter of 2012, was calculated at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at December 31, 2011.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In March 2011, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,400,000 and which are secured against real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at December 31, 2011.

Annual principal payments on long term debt at December 31, 2011 are as follows:
 (in thousands of dollars)
2012	$29
2013	41
2014	1,744
2015	27
$1,841

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

Item 2                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Important factors that could cause these statements not to be realized include the risks discussed under “Risk Factors” below and others discussed in this report.

CRITICAL ACCOUNTING ESTIMATES

As of December 31, 2011, there have been no material changes to the critical accounting estimates described in the Company’s 2011 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

 OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended December 31, 2011

The following table compares the results by segment for the three months ended December 31, 2011 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	December 31, 2011	January 1, 2011	Total	Currency	Volume
Sales:
Controls - to external customers	$8,073	$6,386	26	-	26
Capacitors - to external customers	442	497	(11)	-	(11)
Capacitors - inter-segment	5	3	(56)	(1)	57
Capacitors – total	447	500	(11)	-	(11)
Total sales to external customers	8,515	6,883	24	-	24
Gross Profit:
Controls	2,836	2,145	32	(1)	33
Capacitors	146	223	(34)	1	35
Total	2,982	2,368	26	(1)	27
Selling research and administrative expenses:
Controls	2,540	2,142	19	-	19
Capacitors	174	166	5	-	5
Unallocated corporate expense	16	27	(41)	-	(41)
Total	2,730	2,335	17	-	17
Operating income:
Controls	296	3	9,767	(1,003)	10,770
Capacitors	(28)	57	(149)	4	(153)
Unallocated corporate expense	(16)	(27)	(41)	-	(41)
Total	252	33	664	(84)	748
Other income and expense	121	(27)	546	550	(4)
Income before income tax	373	6	6,117	2,010	4,107
Income tax	(89)	(1)	(8,800)	2,863	5,937
Net income	$284	$5	5,580	1,840	3,740

Sales in the first quarter of 2012 increased by $1,632,000, or 24%, to $8,515,000, compared to $6,883,000 in the same quarter last year. This increase reflected increased shipment volumes due mainly to sales of the Company’s Gen4 AC product to new applications. Foreign currency exchange rates were similar to last year and had little effect on reported sales.

In the controls business segment, volumes shipped were 26% higher than in the same quarter last year; shipments to Europe and the Far East increased by 70% and 27% respectively and there was a 3% increase in volume shipped in the United States, compared to the first quarter last year. The increase in sales volume is partly due to continued customer gains in a range of on-road electric vehicle (“EV”) applications. In addition, the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications have steadily recovered from the significant reduction in customer demand experienced in the recent recession. In the capacitor business, volumes shipped were 11% lower than during the first quarter last year, which was largely due to reduced demand from customers in the railway signaling sector.

Gross profit of $2,982,000 was 35% of sales in the first quarter, compared to $2,368,000 or 34.4% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was largely due to fixed overhead costs being a lower percentage of sales as sales volumes increased.

The worldwide shortage of certain raw materials has now stabilized as the manufacturers of these raw materials are putting in place extra capacity to alleviate the material supply issue. The raw material supply shortages were an issue in the first quarter of 2011 as some components were being supplied through a process of allocation among the suppliers’ customers.  The Company has increased its inventory of certain key raw material components in the first quarter of 2012 to help alleviate shortages in the supply chain.  The Company anticipates reducing this additional inventory during 2012 as it sees further easing of those key component supply shortages.

Selling, research and administrative expense in the first quarter of 2012 was $2,730,000, an increase of $395,000, or 17%, compared to the same period last year. In the first quarter of 2011 the Company received $217,000 of U.K. government grant income to accelerate the development of two new projects which was recorded as a reduction of research and development expense. Excluding the impact of grant income, selling, research and administrative expense increased 7% compared to the first quarter of 2011 largely due to salary increases and additional sales and marketing resources.

There was operating income in the first quarter of $252,000, compared with operating income of $33,000 in the same period last year, an increase of $219,000. Higher shipment volumes increased operating profit by $614,000 which was partly offset by increased operating expense of $395,000.

In the first quarter of 2012, interest expense was $56,000, an increase of $25,000 compared to the prior year. This increase is due to the $1,700,000 bank loan drawn down in June 2011. There was $23,000 of interest income in the first quarter of fiscal 2012 compared to no interest income in the first quarter last year. There was a foreign currency gain of $154,000 in the first quarter of 2012 compared to a gain of $4,000 in the same period last year.

The Company recorded income before income taxes of $373,000 in the first quarter of 2012 compared to income before income taxes of $6,000 in the same period last year. There was net income after income taxes, for the quarter of $284,000 compared to net income of $5,000 in the same quarter last year. Net income was $284,000, or $0.08 per diluted share, in the first quarter of fiscal 2012, compared with $5,000, or breakeven, in the first quarter of 2011.

Financial Condition

Cash balances at the end of the first quarter of fiscal 2012 were $306,000, compared to $1,797,000 on September 30, 2011, a decrease in cash of $1,491,000 in the first three months of fiscal 2012.

In the first three months of fiscal 2012, operating activities used $1,355,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $907,000, payables decreased by $246,000, and inventories increased by $336,000 in the quarter. The increase in inventories was largely due to the receipt of finished goods which will ship in the second quarter of 2012. The number of days sales in receivables increased marginally in the first three months of 2012 from 62 days at September 30, 2011 to 63 days at December 31, 2011. Capital expenditures in the first three months were $104,000. Exchange rate changes decreased reported cash by $22,000 in the first three months of 2012.

The Company had a U.K. bank loan of $141,000, of which $39,000 was short-term and $102,000 long-term debt at December 31, 2011. It has overdraft facilities in the United Kingdom amounting to $1,400,000 which were unused as of December 31, 2011 and September 30, 2011. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a facility owned by that company. Both facilities were renewed in the second quarter of 2011 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

In June 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At December 31, 2011, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at December 31, 2011. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at December 31, 2011. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $545,000 in fiscal 2012; should the Company suffer a material reduction in revenues in 2012 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth in Europe and North America. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3                      Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2011, approximately 49% of the Company’s sales were made in U.S. Dollars, 19% were made in British Pounds and 32% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of December 31, 2011. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of December 31, 2011 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at December 31, 2011:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2012	Fair Value

On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	941	941
Accounts receivable in Euros	2,816	2,816
Accounts payable in British Pounds	438	438
Accounts payable in Euros	2,285	2,285
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	710	710
In Euros	3,000	3,000

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of December 31, 2011.

The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4                      Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of December 31, 2011, these disclosure controls and procedures were effective.

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

PART II.                      OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

In addition to the market risk factors set forth in Item 1A of our 2011 10-K and those relating to foreign currency and interest rate risk set out in Part I, Item 3 above, the Company believes that the following represent the most significant risk factors for the Company:

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

Ten customers accounted for 49% of the Company’s revenues in the first quarter of 2012 and the largest customer accounted for 9% of revenues. Although we have had business relationships with most of these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

The continuing debt crisis in the Eurozone may have a material adverse effect on our business and operating results, which could adversely affect our stock price.

There continues to be significant uncertainty about the stability of global credit and financial markets in light of the continuing debt crisis in certain European countries.  A default or a withdrawal from the Eurozone by any of the countries involved, or the uncertainty alone, could cause the value of the Euro to deteriorate.  This, or a change to a local currency, would reduce the purchasing power of affected European customers. We are unable to predict the likelihood of any of these events but, if any occurs, our business and results of operations could be materially and adversely affected.

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

As of December 31, 2011, the Company’s subsidiary in the United States, Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Item 4                      Mine Safety Disclosures

Not Applicable.

Item 5                      Other Information

None.

Item 6                      Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: February 10, 2012	By: /s/ Paul N. Farquhar

Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit (3) (a) to the 2011 Annual Report on Form 10-K).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit (3) (b) to the 2011 Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 101
Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated  Income Statements , (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.