Form 10-Q
period 2012-03-31
SEVCON, INC.
filed 2012-05-14
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common stock, par value $.10	3,485,322

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

Index

PART I.               FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	March 31, 2012	September 30, 2011
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,284	$1,797
Trade receivables net of allowances for doubtful accounts of $51 at March 31, 2012 and $49 at September 30, 2011	6,960	5,315
Other receivables	975	637
Inventories, net	7,653	7,478
Prepaid expenses and other current assets	1,321	1,281
Total current assets	18,193	16,508
Property, plant and equipment:
At cost	11,165	10,648
Less: accumulated depreciation and amortization	(8,893)	(8,401)
Net property, plant and equipment	2,272	2,247
Long-term deferred tax assets	2,689	2,699
Goodwill	1,435	1,435
Other long-term assets	58	58
Total assets	$24,647	$22,947

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$40	$39
Accounts payable	4,907	3,800
Accrued expenses	1,611	2,106
Accrued and deferred taxes on income	-	65
Total current liabilities	6,558	6,010
Liability for pension benefits	7,760	7,634
Long-term debt	1,795	1,813
Total liabilities	16,113	15,457
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,485,322 shares at March 31, 2012 and 3,360,322 shares at September 30, 2011	349	336
Premium paid in on common stock	5,409	5,295
Retained earnings	9,221	8,467
Accumulated other comprehensive loss	(6,445)	(6,608)
Total stockholders’ equity	8,534	7,490
Total liabilities and stockholders’ equity	$24,647	$22,947

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$10,101	$7,787	$18,616	$14,670
Cost of sales	(6,479)	(5,099)	(12,012)	(9,614)
Gross profit	3,622	2,688	6,604	5,056
Selling, research and administrative expenses	(2,927)	(2,481)	(5,657)	(4,816)
Gain on sale of fixed assets	-	451	-	451
Operating income	695	658	947	691
Interest expense	(34)	-	(90)	(31)
Interest income	-	2	23	2
Foreign currency (loss) gain	(33)	(75)	121	(71)
Income before income taxes	628	585	1,001	591
Income taxes provision	(158)	(80)	(247)	(81)
Net income	470	505	754	510
Basic income per share	$.14	$.15	$.23	$.15
Fully diluted income per share	$.14	$.15	$.22	$.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	470	505	754	510
Foreign currency translation adjustment	163	190	71	137
Pension liability adjustment, net of tax	46	842	92	900
Comprehensive income	$679	$1,537	$917	$1,547

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	March 31, 2012	April 2, 2011
Cash flow from operating activities:
Net income	$754	$510
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	303	316
Gain on sale of fixed assets	-	(451)
Stock-based compensation	126	79
Pension contributions less than pension expense	75	150
Deferred tax provision	274	90
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(1,940)	(733)
Inventories	(38)	(1,303)
Prepaid expenses and other current assets	(172)	(42)
Accounts payable	1,008	351
Accrued expenses	(516)	555
Accrued and deferred taxes on income	(168)	(113)
Net cash used by operating activities	(294)	(591)
Cash flow (used by) generated from investing activities:
Acquisition of property, plant and equipment	(272)	(414)
Proceeds of sale of fixed assets	2	1,278
Net cash (used by) generated from investing activities	(270)	864
Cash flow used by financing activities:
Repayment of long term debt	(20)	(18)
Net cash used by financing activities	(20)	(18)
Effect of exchange rate changes on cash	71	56
Net (decrease) increase in cash	(513)	311
Beginning balance – cash and cash equivalents	1,797	803
Ending balance – cash and cash equivalents	$1,284	$1,114
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$79	$-
Cash paid for interest	$90	$31

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEVCON, INC.

Notes to Consolidated Financial Statements – March 31, 2012

(Unaudited)

(1)           Basis of Preparation

Sevcon, Inc. (the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles.  Through another subsidiary located in the United Kingdom, Sevcon, Inc manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of March 31, 2012 and the results of operations and cash flows for the six months ended March 31, 2012. These unaudited interim financial statements should be read in conjunction with the 2011 annual consolidated financial statements and related notes included in the 2011 Sevcon, Inc. Annual Report filed on Form 10-K (the “2011 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the six month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the new accounting pronouncement as set forth in Note 3 below, there have been no changes since the end of 2011 to the significant accounting policies followed by Sevcon, Inc.

(3)           New accounting pronouncements

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

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

(4)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 122,800 shares reserved and available for grant at March 31, 2012. There were no options granted or exercised in the periods ended March 31, 2012 and April 2, 2011.

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

A summary of option activity for all plans for the six months ended March 31, 2012 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	46,000	$5.62	1 year	$65,500
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(10,000)	9.60	-	$-
Outstanding at March 31, 2012	36,000	$4.51	1 year	$80,600
Exercisable at March 31, 2012	31,000	$4.50	1 year	$69,700
Exercisable and expected to vest at March 31, 2012	36,000	$4.51	1 year	$80,600

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.75 and $6.33 closing market price of the Company’s common stock at March 31, 2012 and September 30, 2011 respectively.

A summary of restricted stock activity for the six months ended March 31, 2012 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant – Date Fair Value
Non-vested balance as of September 30, 2011	50,000	$5.21
Granted	125,200	$5.69
Vested	(31,000)	$7.10
Non-vested balance as of March 31, 2012	144,200	$5.22

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

In January 2012, the Company granted 15,200 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2013 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $80,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first six months of fiscal 2012 was $13,000 and the subsequent charge will be approximately $20,000 on a quarterly basis.

Stock based compensation expense for the three and six month periods ended March 31, 2012 was $66,000 and $126,000, respectively and for the three and six month periods ended April 2, 2011 was $43,000 and $79,000, respectively.  At March 31, 2012 there was $647,000 of unrecognized compensation expense related to share options and restricted stock granted under the plan.  The Company expects to recognize that cost over a weighted average period of 4.1 years.

(5)           Cash dividends

The Company suspended the payment of dividends in order to conserve cash to meet the needs of the business during the recent global recession. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(6)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three Months ended		Six Months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	$470	$505	$754	$510
Weighted average shares outstanding – basic	3,336	3,307	3,313	3,296
Basic income per share	$.14	$.15	$.23	$.15
Common stock equivalents	41	28	43	36
Weighted average shares outstanding – diluted	3,377	3,335	3,356	3,332
Diluted income per share	$.14	$.15	$.22	$.15
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	-	10	-	10

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

The significant accounting policies of the segments are the same as those described in Note 1 to the 2011 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

Index

	(in thousands of dollars)
	Three months ended March 31, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,702	$399	$-	$10,101
Inter-segment revenues	-	9	-	9
Operating income (loss)	743	(18)	(30)	695
Identifiable assets	23,159	1,144	344	24,647

	Three months ended April 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,154	$633	$-	$7,787
Inter-segment revenues	-	15	-	15
Operating income (loss)	796	151	(289)	658
Identifiable assets	20,142	1,084	246	21,472

	Six months ended March 31, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,775	$841	$-	$18,616
Inter-segment revenues	-	14	-	14
Operating income (loss)	1,039	(46)	(46)	947
Identifiable assets	23,159	1,144	344	24,647

	Six months ended April 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$13,540	$1,130	$-	$14,670
Inter-segment revenues	-	18	-	18
Operating income (loss)	799	208	(316)	691
Identifiable assets	20,142	1,084	246	21,472

In the electronic controls segment, the revenues were derived from the following products and services:

(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Electronic controls for zero emission and hybrid electric vehicles	$7,595	$6,207	$13,179	$9,908
Accessory and aftermarket products and services	2,107	947	4,596	3,632
Total electronic controls segment revenues	$9,702	$7,154	$17,775	$13,540

(8)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Research and development expense, net of grants receivable	$826	$563	$1,643	$1,259
Percentage of sales	8%	7.2%	9%	8.6%

In fiscal 2010 the Company was awarded a research and development grant by the Technology Strategy Board, a public body established by the U.K. government in 2007 to stimulate technology-enabled innovation. The Company is one of a consortium of organizations participating in a project to research and design ultra-efficient systems for electric and hybrid vehicles. In the second quarter of 2012, the Company recorded grant income from this Technology Strategy Board project of $110,000 associated with research and development expense of $240,000.  The grant income was recorded as a reduction of research and development expense. In the second quarter of 2010 and the first quarter of 2011, the Company was awarded research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in March 2011 as required by the grant awards. The Company recorded grant income of $217,000 and $383,000 in the first and second quarters of 2011, respectively, associated with research and development expense of $620,000 and $1,094,000 in the first and second quarters of 2011, respectively, on these two projects. The grant income was recorded as a reduction of research and development expense.

(9)           Employee benefit plans

Sevcon has a defined benefit plan covering the majority of its U.K. employees and a frozen defined benefit pension plan in the Company’s wholly owned subsidiary, Sevcon USA, Inc. There is also a small defined contribution plan covering senior managers in the capacitor business and a defined contribution plan for employees in the U.S. controls business.  The following table sets forth the components of the net pension cost for the defined benefit plans:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$65	$111	$131	$221
Interest cost	338	319	650	636
Expected return on plan assets	(291)	(277)	(570)	(550)
Amortization of net loss	67	71	134	139
Amortization of prior service cost	(6)	(21)	(12)	(9)
Net periodic benefit cost	173	203	333	437
Net cost of defined contribution plans	$51	$7	$90	$14

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	March 31, 2012	April 2, 2011
Non current liabilities	$7,760	$7,272

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Amortization of net actuarial loss net of tax benefit	$51	$51	$101	$100
Amortization of prior service cost net of tax benefit	(5)	(15)	(9)	(6)
Actuarial gain net of tax benefit	-	806	-	806
Net cost of defined contribution plans	$46	$842	$92	$900

Sevcon, Inc. contributed $13,000 to its frozen U.S. pension plan in the six months ended March 31, 2012; it presently anticipates contributing a further $38,000 to fund this U.S. plan in the remainder of 2012. In addition, employer contributions to the U.K. defined benefit plan were $245,000 in the first six months and are estimated to total $498,000 in 2012.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of March 31, 2012 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

Index

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds		-	-
Standard Life Pension Global Absolute Returns Strategies Fund	5,823	-	-
Standard Life UK Indexed Linked Fund	1,600	-	-
Standard Life Long Corporate Bond Fund	1,415	-	-
CF Ruffer Absolute Return Fund	6,220	-	-
U.S. Equity Funds	1,336	-	-
U.S. Fixed Income Funds	839	-	-
Other Types of Investments
Cash	20	-	-
Total	17,253	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate have been or are expected to be paid:

(in thousands of dollars)
2012	$406
2013	371
2014	513
2015	658
2016	726
2017 – 2021	3,910

The following table sets forth the movement in the liability for pension benefits in the six months ended March 31, 2012:

(in thousands of dollars)
Six Months ended
March 31, 2012
Liability for pension benefits at September 30, 2011	$7,634
Net periodic benefit cost	333
Plan contributions	(258)
Amortization of net loss	(134)
Amortization of prior service costs	12
Actuarial gain	-
Effect of exchange rate changes	173
Liability for pension benefits at March 31, 2012	$7,760

Index

(10)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	March 31, 2012	September 30, 2011
Raw materials	$2,916	$1,281
Work-in-process	80	99
Finished goods	4,657	6,098
	$7,653	$7,478

(11)           Fair Value Measurements

The fair value topic of FASB’s Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2012, the Company had no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, a bank loan payable, and a revolving credit facility payable.

The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on their short-term nature. The carrying value of the Company’s bank loan payable and the revolving credit facility payable approximate their fair value due to their fixed and variable interest rates, respectively, which are Level 2 inputs.

(12)           Accrued expenses

Set out below is an analysis of other accrued expenses at March 31, 2012 and September 30, 2011, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	March 31, 2012	September 30, 2011
Accrued compensation and related costs	$1,136	$1,090
Warranty reserves	88	89
Other accrued expenses	387	927
	$1,611	$2,106

Index

(13)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2 2011
Warranty reserves at beginning of period	$87	$119	$89	$96
Decrease in beginning balance for warranty obligations settled during the period	(6)	(26)	(8)	(26)
Other changes to pre-existing warranties	(8)	(25)	(8)	(25)
Foreign currency translation adjustment	1	3	-	2
Net increase in warranty reserves for products sold during the period	14	(1)	15	23
Warranty reserves at end of period	$88	$70	$88	$70

(14)           Debt

At March 31, 2012 the Company had $135,000 (September 30, 2011, $152,000) outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period which commenced in May 2010. Of the total amount outstanding at March 31, 2012, $40,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current portion of long-term debt, representing the principal element of the loan installments in the twelve months commencing March 31, 2012. Included in long term debt, at March 31, 2012, is $95,000 which represents the principal element of the loan installments for the years 2013 to 2015. The carrying value of the debt at March 31, 2012 approximated to fair value based on current interest rates.

On June 15, 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the first quarter of 2012, was calculated at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at March 31, 2012.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In March 2012, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. subsidiary operations. The Company’s U.K. subsidiaries have a multi-currency overdraft facility of $1,450,000 which is secured against real estate owned by the U.K. subsidiary companies. In common with bank overdrafts in Europe, the facility renewal is for a twelve month period although in line with normal practice in Europe, it can be withdrawn on demand by the bank.  The facilities were unused at March 31, 2012.

Annual principal payments on long term debt at March 31, 2012 are as follows:

(in thousands of dollars)
2012-13	$40
2013-14	1,748
2014-15	43
2015-16	4
$1,835

Index

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

CRITICAL ACCOUNTING ESTIMATES

As of March 31, 2012, there have been no material changes to the critical accounting estimates described in the Company’s 2011 10-K. However, if the continuing worldwide economic uncertainty continues to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended March 31, 2012 and April 2, 2011

The following table compares the results by segment for the three months ended March 31, 2012 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Three months ended		Favorable (unfavorable) % change due to:
	March 31, 2012	April 2, 2011	Total	Currency	Volume

Sales:
Controls - to external customers	$9,702	$7,154	36	(3)	39
Capacitors - to external customers	399	633	(37)	(1)	(36)
Capacitors - inter-segment	9	15	(37)	(1)	(36)
Capacitors – total	409	648	(37)	(1)	(36)
Total sales to external customers	10,101	7,787	30	(3)	33
Gross Profit:
Controls	3,479	2,359	47	(1)	48
Capacitors	143	329	(57)	(1)	(56)
Total	3,622	2,688	35	(1)	36
Selling, research and administrative expenses and gain on sale of fixed assets:
Controls	(2,736)	(2,014)	(36)	3	(39)
Capacitors	(161)	(178)	10	1	9
Unallocated corporate expense	(30)	(289)	90	-	90
Gain on sale of fixed assets	-	451	(100)	-	(100)
Total	(2,927)	(2,030)	(44)	2	(46)
Operating income (loss):
Controls	743	796	(7)	2	(9)
Capacitors	(18)	151	(112)	-	(112)
Unallocated corporate expense	(30)	(289)	90	-	90
Total	695	658	6	2	4
Other income and expense	(67)	(73)	9	60	(51)
Income before income taxes	628	585	7	10	(3)
Income taxes	(158)	(80)	(97)	(20)	(77)
Net income	$470	$505	(7)	9	(16)

Sales in the second quarter of 2012 were $10,101,000, an increase of $2,314,000 or 30% compared to $7,787,000 reported in the same quarter last year. This increase was due to higher shipment volumes of the Company’s Gen4 controller to both new and traditional markets, partially offset by lower shipments from the capacitor business. Volumes were $2,548,000 or 36% higher in the controls business segment but were $234,000 lower in the capacitor segment. Foreign currency fluctuations decreased reported sales in the second fiscal quarter by $205,000, or 3%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, demand for the Company’s products grew globally. Volumes shipped were higher by 52% in the Far East, 40% in Europe and 19% in North America compared to the same period last year. Increased sales volume was mainly due to further customer gains and the start of production in a range of on-road and off-road EV applications; sales in this sector increased by 146%. Customer demand grew by 17% overall in the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications. In the capacitor business, volumes shipped were 36% lower than last year due to lower demand from customers in the industrial sector.

Gross profit was 35% higher compared to the same fiscal period last year. Gross profit of $3,622,000 was 35.9% of sales in the second quarter compared to $2,688,000 or 34.5% of sales in the same quarter last year. Foreign currency fluctuations decreased the reported gross profit by $32,000, or 1.2%, compared to the same period last year.

Selling, research and administrative expenses in the second quarter of 2012 were $2,927,000, an increase of $446,000 or 18%, compared to $2,481,000 reported in the same period last year. In the second quarter of 2012 the company recorded grant income of $110,000 from on-going project work sponsored by the Technology Strategy Board, a U.K. government body. Prior to the grant income, operating expenses were $3,037,000.

In the second quarter of 2011, selling, research and administrative expenses were partially offset by grant income of $383,000 from One North East, a U.K. government regional development organization. Prior to the grant, income, selling, research and administrative expenses in 2011 were $2,864,000 on a comparable basis. The increase in expenses after adjusting for government grant income in each period was $173,000. The increase of $173,000 was due to one-time employment costs and the salary costs of additional staff which were added later in the 2011 fiscal year. Foreign currency fluctuations decreased operating expense by $48,000 or 1.9%, compared with the same quarter last year.

Operating income in the second quarter of 2012 was $695,000, which includes grant income of $110,000. Operating income in the same period last year was $658,000 which included a one-time gain of $451,000 from the disposal of a surplus building in the U.K. and grant income of $383,000. Before these adjustments the Company recorded an operating loss in 2011 of $176,000. The $761,000 improvement in operating income after adjusting for the one-time gain on the property sale in 2011 and also adjusting for grant income in each period was due to higher shipment volumes partially offset by higher operating costs.

The Company recorded income before income taxes of $628,000 in the second quarter of 2012 compared to income before income taxes of $585,000 in the same period last year.

The Company recorded an effective tax rate of 25.1% and 13.7% of pre-tax income in the second quarter of fiscal 2012 and 2011, respectively. The increase in effective income tax rates from 2011 to 2012 was due to a number of factors, the most significant of which being that the gain on the sale of the surplus U.K. property recognized in the second quarter of 2011was not subject to tax. In addition, in 2011, the Company recorded a $176,000 provision to reduce the balance sheet value of certain U.K. deferred tax assets due to a change in the U.K. Corporation tax rate from 28% to 26%, effective April 1, 2011. The Company also re-evaluated the realizability of its deferred tax assets in the second quarter of 2011 as a result of economic conditions, the Company's operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on the review, the Company reversed, in the second quarter of 2011, $207,000 of a $379,000 deferred tax valuation allowance recognized in 2009. This valuation allowance related primarily to deferred tax assets in the U.S. The total income tax provision for the second quarter of 2011 was $80,000.

There was net income for the quarter of $470,000 or $.14 per diluted share compared to net income of $505,000 or $.15 per diluted share in the second quarter of fiscal 2011.

Index

Six months ended March 31, 2012 and April 2, 2011

The following table compares first half year results by segment for the six months ended March 31 2012 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Six months ended		Favorable (unfavorable) % change due to:
	March 31, 2012	April 2, 2011	Total	Currency	Volume
Sales:
Controls - to external customers	$17,775	$13,540	31	(2)	33
Capacitors - to external customers	841	1,130	(26)	(1)	(25)
Capacitors - inter-segment	14	18	(22)	(1)	(21)
Capacitors - total	855	1,148	(26)	(1)	(25)
Total sales to external customers	18,616	14,670	27	(2)	29
Gross Profit:
Controls	6,315	4,504	40	(1)	41
Capacitors	289	552	(48)	-	(48)
Total	6,604	5,056	31	(1)	32
Selling, research and administrative expenses and gain on sale of fixed assets:
Controls	(5,276)	(4,156)	27	(1)	28
Capacitors	(335)	(344)	3	1	2
Unallocated corporate expense	(46)	(316)	85	-	85
Gain on sale of fixed assets	-	451	(100)	-	(100)
Total	(5,657)	(4,365)	(30)	1	(31)
Operating income (loss):
Controls	1,039	799	30	(2)	32
Capacitors	(46)	208	(122)	1	(123)
Unallocated corporate expense	(46)	(316)	85	-	85
Total	947	691	37	(2)	39
Other income and expense	54	(100)	154	192	(38)
Income before income taxes	1,001	591	69	30	39
Income taxes	(247)	(81)	(204)	(55)	(149)
Net income	$754	$510	48	27	21

Sales in the six months ended March 31, 2012 were $18,616,000, an increase of $3,946,000, or 27%, compared to the same period last year when sales were $14,670,000. The increase in sales was due to increased volumes shipped, which were $4,166,000, or 28.4%, higher than in the same period last year. Foreign currency fluctuations accounted for a reduction in reported sales of $220,000, or 1.5%, mainly due to a stronger Euro compared to the US Dollar from the same period in 2011.

In the controls business segment, volumes shipped were higher in all geographic regions in which the Company operates, Europe, North America and the Far East were 54%, 12% and 34% higher respectively compared to the same period last year. The increase in sales volume is due to the release of new products and continued customer gains in a range of on-road and off-road EV applications coupled with the start of production at new customers. The Company’s traditional markets for industrial vehicles like fork lift trucks, aerial work platforms and mining equipment continued recovery in the half year. Following significant reductions during the 2009 recession these markets have improved but are still lower than pre-recession levels. Sales to these sectors increased by 18% compared to the same period in fiscal 2011. Volumes shipped in the capacitor business were 25% lower in the first half year, largely due to lower demand from the railway signaling sector. The railway signaling sector in the capacitor business is mainly driven by infrastructure project demand.

Gross profit of $6,604,000 was 35.5% of sales in this period compared to $5,056,000 or 34.5% in the comparable period in fiscal 2011. Foreign currency fluctuations reduced reported gross profit by $58,000 compared with the prior year period; excluding the impact of foreign currency fluctuations, gross profit increased by $1,606,000, or 31.8%, compared to the first half of last year due to the increase in volumes shipped in the period.  Excluding the impact of foreign currency fluctuations, in the controller business, gross profit increased by $1,868,000, or 41.5%, compared to the first six months of fiscal 2011 due to increased volumes shipped; in the capacitor business, gross profit decreased by $262,000, or 47.5%, due to lower demand in the first half year compared to the prior year due to lower demand from the railway signaling sector.

Selling, research and administrative expenses were $5,657,000, an increase of $841,000, or 17.5% from the $4,816,000 in the same period last year. In the second quarter of fiscal 2012 the Company recorded grant income of $110,000 from a U.K. government sponsored development program for a new integrated electric drivetrain. Excluding grant income, expenses were $5,767,000 in the first half of fiscal 2012. In the first six months of 2011 the Company recorded U.K. government grant income of $600,000 which partially offset selling, research and administrative expenses. Excluding grant income, selling, research and administrative expenses were $5,416,000 in the first half of fiscal 2011. The increase of $351,000 in fiscal 2012 was due to higher staffing costs associated with business growth and our investment in new product development resources.

Operating income in the first half of fiscal 2012 was $947,000 including $110,000 of grant income, compared with $691,000 last year, which included $600,000 of grant income and a $451,000 gain from the sale of the surplus property in the U.K. Prior to these adjustments there was an operating loss of $360,000 in the same period in 2011. The increase in operating profit of $1,197,000 on a comparable basis was due to higher shipment volumes partially offset by higher expenses in growing and supporting new business.

In the first half of fiscal 2012 there was a foreign currency gain of $121,000 compared to a loss of $71,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to the Euro in the prior year period.

In the first half of fiscal 2012 the Company recorded an effective income tax rate of 24.7% of pre-tax income. This relatively low rate being largely due to the availability of research and development income tax credits in the Company’s two U.K. subsidiaries which reduced the income tax rate to 12.2% on the combined results of the Company’s U.K. subsidiary operations.

In the first half of fiscal 2011 the Company recorded an effective income tax rate of 13.7% of pre-tax income; this low effective rate was largely due to there being no income tax payable in respect of the gain on the sale of the U.K. property recognized in the second quarter of 2011. In addition, in 2011, the Company recorded a $176,000 provision to reduce the balance sheet value of U.K. deferred tax asset due to a change in the U.K. Corporation tax rate from 28% to 26%, effective April 1, 2011. The Company also re-evaluated the realizability of its deferred tax assets in the second quarter of 2011as a result of economic conditions, the Company's operating results, and the Company's revised estimate of pre-tax income in the near-term. Based on the review, the Company reversed, in the second quarter of 2011, $207,000 of a $379,000 deferred tax valuation allowance recognized in 2009. This valuation allowance related primarily to deferred tax assets in the U.S. The total income taxes provision for the first six months of 2011 was $81,000.

In March 2012 the U.K. government announced a reduction in the U.K. Corporation tax rate from 25% to 24% effective April 1, 2012 and a further reduction to 23% effective April 1, 2013.  It is anticipated that both tax rate reductions will be substantively enacted in U.K. law in July 2012.  The effect on deferred tax assets and liabilities of the change in the tax rates will be recognized in income in the period that includes the enactment date.  It is estimated that the charge to income to write down the value of the U.K. deferred tax asset will be approximately $160,000 when the rate changes are enacted.

The Company recorded net income of for the first half of fiscal 2012 of $754,000 or $.22 per diluted share compared to net income of $510,000 and $.15 per diluted share in the same period in fiscal 2011.

Index

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

Cash balances at the end of the second quarter of fiscal 2012 were $1,284,000, compared to $1,797,000 on September 30, 2011, a decrease in cash of $513,000 in the first six months of fiscal 2012.

In the first six months of fiscal 2012, there was a net income of $754,000 and operating activities used $294,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $1,940,000 and inventories increased $38,000 both of which reduced cash during the period. Payables increased by $1,008,000 and accrued expenses decreased by $516,000, during the period. The number of days sales in receivables increased in the first six months of 2012 by one day from 62 days at September 30, 2011 to 63 days at March 31, 2012. Capital expenditures in the first six months were $272,000. Exchange rate changes increased reported cash by $71,000 in the first six months of fiscal 2012.

The Company had a U.K. bank loan of $135,000, of which $40,000 was short-term and $95,000 long-term debt at March 31, 2012. It has overdraft facilities in the United Kingdom amounting to $1,450,000 which were unused as of March 31, 2012 and September 30, 2011. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a facility owned by that company. Both facilities were renewed in 2012 for a period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

In June 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At March 31, 2012, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at March 31, 2012. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at March 31, 2012. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $549,000 in fiscal 2012; should the Company suffer a material reduction in revenues in 2012 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth in Europe and North America. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Index

Item 3                      Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2012, approximately 50% of the Company’s sales were made in U.S. Dollars, 17% were made in British Pounds and 33% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of March 31, 2012. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of March 31, 2012 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at March 31, 2012:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2012	Fiscal 2013	Fair Value
On balance sheet financial instruments
In $ U.S. Functional Currency
Accounts receivable in British Pounds	988	-	988
Accounts receivable in Euros	1,158	-	1,158
Accounts payable in British Pounds	521	-	521
Accounts payable in Euros	2,868	-	2,868
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	825	104	929
In Euros	3,056	-	3,056

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global economic instability. If the banking system or the fixed income or credit markets deteriorate further or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of March 31, 2012.

At March 31, 2012, the Company had $135,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.  The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates.  The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4                      Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of March 31, 2012, these disclosure controls and procedures were effective.

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

PART II.                      OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

In addition to the market risk factors set forth in Part I, Item 1A of our 2011 10-K and the considerations set out in Part I, Items 2 and 3 above, the Company believes that the following represent the most significant risk factors for the Company:

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

Ten customers accounted for 49% of the Company’s revenues in the first six months of 2012 and the largest customer accounted for 10% of revenues. Although we have had business relationships with most of these customers for many years, there are no long-term contractual supply agreements in place. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

As of March 31, 2012, the Company’s subsidiary in the United States, Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Index

Item 5                      Other Information

None.

Item 6                      Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: May 14, 2012	By: /s/ Paul N. Farquhar

Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 7, 2011).

10.1	Sevcon, Inc. 1996 Equity Incentive Plan, as amended and restated (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 101
Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.