Form 10-Q
period 2012-06-30
SEVCON, INC.
filed 2012-08-07
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common stock, par value $.10	3,485,522

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	June 30, 2012	September 30, 2011
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,838	$1,797
Trade receivables net of allowances for doubtful accounts of $37 at June 30, 2012 and $49 at September 30, 2011	5,378	5,315
Other receivables	617	637
Inventories, net	6,782	7,478
Prepaid expenses and other current assets	1,402	1,281
Total current assets	16,017	16,508
Property, plant and equipment:
At cost	10,908	10,648
Less: accumulated depreciation and amortization	(8,801)	(8,401)
Net property, plant and equipment	2,107	2,247
Long-term deferred tax assets	2,531	2,699
Goodwill	1,435	1,435
Other long-term assets	58	58
Total assets	$22,148	$22,947
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$41	$39
Accounts payable	2,811	3,800
Accrued expenses	1,492	2,106
Accrued and deferred taxes on income	-	65
Total current liabilities	4,344	6,010
Liability for pension benefits	7,523	7,634
Long-term debt	1,782	1,813
Total liabilities	13,649	15,457
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,485,522 shares at June 30, 2012 and 3,360,322 shares at September 30, 2011	348	336
Premium paid in on common stock	5,399	5,295
Retained earnings	9,377	8,467
Accumulated other comprehensive loss	(6,625)	(6,608)
Total stockholders’ equity	8,499	7,490
Total liabilities and stockholders’ equity	$22,148	$22,947

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$8,878	$8,208	$27,494	$22,878
Cost of sales	(5,925)	(4,989)	(17,937)	(14,603)
Gross profit	2,953	3,219	9,557	8,275
Selling, research and administrative expenses	(2,918)	(3,042)	(8,575)	(7,858)
Gain on sale of fixed assets	-	-	-	451
Operating income	35	177	982	868
Interest expense	(32)	(10)	(122)	(41)
Interest income	-	-	23	2
Foreign currency gain (loss)	54	(2)	175	(73)
Income before income taxes	57	165	1,058	756
Income taxes benefit (provision)	99	(21)	(148)	(102)
Net income	$156	$144	$910	$654
Basic income per share	$0.05	$0.05	$0.27	$0.20
Fully diluted income per share	$0.05	$0.05	$0.27	$0.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$156	$144	$910	$654
Foreign currency translation adjustment	(245)	41	(174)	178
Pension liability adjustment, net of tax	65	83	157	983
Comprehensive income (loss)	$(24)	$268	$893	$1,815

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	June 30, 2012	July 2, 2011
Cash flow from operating activities:
Net income	$910	$654
Adjustments to reconcile net income to net cash generated from (used by) operating activities:
Depreciation	446	461
Gain on sale of fixed assets	-	(451)
Stock-based compensation	184	132
Pension contributions less than pension expense	116	187
Deferred tax provision	159	64
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(210)	(609)
Inventories	678	(3,216)
Prepaid expenses and other current assets	16	(62)
Accounts payable	(1,002)	(62)
Accrued expenses	(589)	296
Accrued and deferred taxes on income	(266)	10
Net cash generated from (used by) operating activities	442	(2,596)
Cash flow (used by) generated from investing activities:
Acquisition of property, plant and equipment	(309)	(547)
Proceeds of sale of fixed assets	-	1,278
Net cash (used by) generated from investing activities	(309)	731
Cash flow used by financing activities:
Repayment of long term debt	(29)	(28)
Proceeds of long term debt	-	1,700
Purchase and retirement of common stock	(69)	-
Net cash (used by) generated from financing activities	(98)	1,672
Effect of exchange rate changes on cash	6	97
Net increase (decrease) in cash	41	(96)
Beginning balance – cash and cash equivalents	1,797	803
Ending balance – cash and cash equivalents	$1,838	$707
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$244	$25
Cash paid for interest	$122	$37

The accompanying notes are an integral part of these consolidated financial statements.

SEVCON, INC.

Notes to Consolidated Financial Statements – June 30, 2012

(Unaudited)

(1)	Basis of presentation

Sevcon, Inc. (the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, microprocessor based controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles.  Through another subsidiary located in the United Kingdom, Sevcon, Inc. manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of June 30, 2012 and the results of operations and cash flows for the nine months ended June 30, 2012. These unaudited interim financial statements should be read in conjunction with the 2011 annual consolidated financial statements and related notes included in the 2011 Sevcon, Inc. Annual Report filed on Form 10-K (the “2011 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the nine month period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the new accounting pronouncement as set forth in Note 3 below, there have been no changes since the end of 2011 to the significant accounting policies followed by Sevcon, Inc.

(3)           New accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in respect of the accounting guidance for fair value measurement and disclosure. The Accounting Standards Update (“ASU”) is, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The ASU is, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. The implementation of this accounting pronouncement is not expected to have a material impact on our financial statements.

On September 15, 2011, the FASB issued authoritative guidance in respect of the simplification of the testing of goodwill impairment. The ASU is, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In certain cases this will allow an entity to forego the existing two-step goodwill impairment test. This guidance is applicable for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on either the Company’s consolidated results from operations or its financial position.

(4)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 122,800 shares reserved and available for grant at June 30, 2012. There were no options granted or exercised in the periods ended June 30, 2012 and July 2, 2011.

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

A summary of option activity for all plans for the nine months ended June 30, 2012 is as follows:

	Options No. of shares	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	46,000	$5.62	1 year	$65,500
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(10,000)	9.60	-	$-
Outstanding at June 30, 2012	36,000	$4.51	1 year	$71,000
Exercisable at June 30, 2012	33,000	$4.49	1 year	$66,000
Exercisable and expected to vest at June 30, 2012	36,000	$4.51	1 year	$71,000

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $6.48 and $6.33 closing market price of the Company’s common stock at June 30, 2012 and September 30, 2011, respectively.

A summary of restricted stock activity for the nine months ended June 30, 2012 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant – Date Fair Value
Non-vested balance as of September 30, 2011	50,000	$5.21
Granted	125,200	$5.69
Vested	(31,000)	$7.10
Non-vested balance as of June 30, 2012	144,200	$5.22

In December 2011, the Company granted 110,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $561,000 based on the fair market value of stock on the date of issue. Compensation expense is being charged to income on a straight line basis over five years. The charge to income for these restricted stock grants in the first nine months of 2012 was $56,000 and the subsequent charge will be approximately $28,000 on a quarterly basis.

In January 2012, the Company granted 15,200 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2013 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $80,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first nine months of 2012 was $33,000 and the subsequent charge will be approximately $20,000 on a quarterly basis.

Stock based compensation expense for the three and nine month periods ended June 30, 2012 was $58,000 and $184,000, respectively, and for the three and nine month periods ended July 2, 2011 was $53,000 and $132,000, respectively.  At June 30, 2012, there was $589,000 of unrecognized compensation expense related to share options and restricted stock granted under the plan.  The Company expects to recognize that cost over a weighted average period of 4 years.

(5)           Cash dividends

The Company suspended the payment of dividends in order to conserve cash to meet the needs of the business during the recent global recession. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(6)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three Months ended		Nine Months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$156	$144	$910	$654
Weighted average shares outstanding – basic	3,341	3,310	3,330	3,301
Basic income per share	$0.05	$0.05	$0.27	$0.20
Common stock equivalents	69	28	51	33
Weighted average shares outstanding – diluted	3,410	3,338	3,381	3,334
Diluted income per share	$0.05	$0.05	$0.27	$0.20
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	-	10	-	10

(7)           Segment information

The Company has two reportable segments; electronic controls and capacitors. The electronic controls segment produces microprocessor based control systems for zero emission and hybrid electric vehicles. The capacitors segment produces metalized film capacitors for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitors segment has its own manufacturing facility.

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

	(in thousands of dollars)
	Three months ended June 30, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,488	$390	$-	$8,878
Inter-segment revenues	-	5	-	5
Operating income (loss)	(22)	(63)	120	35
Identifiable assets	20,854	1,121	173	22,148

	Three months ended July 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$7,637	$571	$-	$8,208
Inter-segment revenues	-	-	-	-
Operating income (loss)	204	88	(115)	177
Identifiable assets	21,527	1,137	276	22,940

	Nine months ended June 30, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$26,263	$1,231	$-	$27,494
Inter-segment revenues	-	19	-	19
Operating income (loss)	1,017	(109)	74	982
Identifiable assets	20,854	1,121	173	22,148

	Nine months ended July 2, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$21,177	$1,701	$-	$22,878
Inter-segment revenues	-	18	-	18
Operating income (loss)	1,003	296	(431)	868
Identifiable assets	21,527	1,137	276	22,940

In the electronic controls segment, the revenues were derived from the following products and services:

(in thousands of dollars)
	Three Months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Electronic controls for zero emission and hybrid electric vehicles	$6,683	$5,597	$19,862	$15,505
Accessory and aftermarket products and services	1,805	2,040	6,401	5,672
Total electronic controls segment revenues	$8,488	$7,637	$26,263	$21,177

(8)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Research and development expense, net of grants	$948	$932	$2,591	$2,191
Percentage of sales	10.7%	11.4%	9.4%	9.6%

In 2010, the Company was awarded a research and development grant by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation. The Company is one of a consortium of organizations participating in a project to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $37,000 and $147,000 for the three and nine months ended June 30, 2012 respectively, associated with research and development expense of $322,000. In 2011, the Company was awarded a further research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $12,000 for the three and nine months ended June 30, 2012 associated with research and development expense of $35,000. The Company did not record any income in respect of either of these Technology Strategy Board grants in the three and ninth month periods ended July 2, 2011. The grant income in 2012 was recorded as a reduction of research and development expense.

In the second quarter of 2010 and the first quarter of 2011, the Company was awarded two research and development grants by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in March 2011. The Company recorded grant income of $600,000 for the nine months ended July 2, 2011 associated with research and development expense of $1,714,000. The grant income in 2011 was recorded as a reduction of research and development expense.

(9)           Employee benefit plans

Sevcon has a defined benefit plan sponsored by, Sevcon Limited, covering the majority of its U.K. employees and a frozen defined benefit pension plan sponsored by, Sevcon USA, Inc. There is also a small defined contribution plan covering senior managers in the capacitor business and a defined contribution plan for employees in the U.S. controls business.  The following table sets forth the components of the net pension cost for the defined benefit plans:

	(in thousands of dollars)
	Three Months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$67	$78	$198	$299
Interest cost	308	315	958	951
Expected return on plan assets	(288)	(294)	(858)	(844)
Amortization of net loss	98	71	232	210
Amortization of prior service cost	(6)	16	(18)	7
Net periodic benefit cost	$179	$186	$512	$623
Net cost of defined contribution plans	$35	$55	$125	$69

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	June 30, 2012	September 30, 2011
Non current liabilities	$7,523	$7,634

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Amortization of net actuarial loss net of tax benefit	$68	$56	$169	$156
Amortization of prior service cost net of tax benefit	(3)	(4)	(12)	(10)
Actuarial gain net of tax benefit	-	31	-	837
Net cost of defined contribution plans	$65	$83	$157	$983

Sevcon, Inc. contributed $25,000 to its frozen U.S. pension plan in the nine months ended June 30, 2012; it presently anticipates contributing a further $98,000 to fund this U.S. plan in the remainder of 2012. In addition, employer contributions to the U.K. defined benefit plan were $371,000 in the first nine months and are estimated to total $484,000 in 2012.
The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of June 30, 2012 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds		-	-
Standard Life Pension Global Absolute Returns Strategies Fund	5,649	-	-
Standard Life UK Indexed Linked Fund	1,567	-	-
Standard Life Long Corporate Bond Fund	1,421	-	-
CF Ruffer Absolute Return Fund	5,871	-	-
U.S. Equity Funds	175	-	-
U.S. Mutual and Fixed Income Funds	1,869	-	-
Other Types of Investments
Cash	156	-	-
Total	16,708	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2012	$406
2013	371
2014	513
2015	658
2016	726
2017 – 2021	3,910

The following table sets forth the movement in the liability for pension benefits in the nine months ended June 30, 2012:

(in thousands of dollars)
Nine months ended
June 30, 2012
Liability for pension benefits at September 30, 2011	$7,634
Net periodic benefit cost	512
Plan contributions	(396)
Amortization of net loss	(232)
Amortization of prior service costs	18
Actuarial gain	-
Effect of exchange rate changes	(13)
Liability for pension benefits at June 30, 2012	$7,523

(10)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	June 30, 2012	September 30, 2011
Raw materials	$2,661	$1,281
Work-in-process	70	99
Finished goods	4,051	6,098
	$6,782	$7,478

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

At June 30, 2012, the Company had no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, a bank loan payable, and a revolving credit facility payable.

The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value based on their short-term nature. The carrying value of the Company’s bank loan payable and the revolving credit facility payable approximate their fair value due to their fixed and variable interest rates, respectively, which are Level 2 inputs.

(12)           Accrued expenses

Set out below is an analysis of other accrued expenses at June 30, 2012 and September 30, 2011, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	June 30, 2012	September 30, 2011
Accrued compensation and related costs	$1,043	$1,090
Other accrued expenses	449	1,016
	$1,492	$2,106

(13)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2 2011
Warranty reserves at beginning of period	$88	$70	$89	$96
Decrease in beginning balance for warranty obligations settled during the period	(8)	(11)	(16)	(37)
Other changes to pre-existing warranties	-	-	(8)	(25)
Foreign currency translation adjustment	(1)	-	(1)	2
Net increase in warranty reserves for products sold during the period	-	28	15	51
Warranty reserves at end of period	$79	$87	$79	$87

(14)           Debt

At June 30, 2012 the Company had $123,000 (September 30, 2011, $152,000) outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period which commenced in May 2010. Of the total amount outstanding at June 30, 2012, $41,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current portion of long-term debt, representing the principal element of the loan installments in the twelve months commencing June 30, 2012. Included in long term debt, at June 30, 2012, is $82,000 which represents the principal element of the loan installments for the years 2013 to 2015.

On June 15, 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the third quarter and first nine months of 2012, was calculated at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at June 30, 2012.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt.

In July 2012, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. subsidiary operations. The Company’s U.K. subsidiaries have a multi-currency overdraft facility of $1,450,000 which is secured against real estate owned by the U.K. subsidiary companies. In common with bank overdrafts in Europe, the facility renewal is for a twelve month period although in line with normal practice in Europe, it can be withdrawn on demand by the bank.  The facilities were unused at June 30, 2012.

Annual principal payments on long term debt at June 30, 2012 are as follows:

(in thousands of dollars)
2012-13	$41
2013-14	1,744
2014-15	38
$1,823

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

CRITICAL ACCOUNTING ESTIMATES

As of June 30, 2012, there have been no material changes to the critical accounting estimates described in the Company’s 2011 10-K. However, if the continuing worldwide economic uncertainty continues to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended June 30, 2012 and July 2, 2011

The following table compares the results by segment for the three months ended June 30, 2012 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Three months ended		Favorable (unfavorable) % change due to:
	June 30, 2012	July 2, 2011	Total	Currency	Volume
Sales:
Controls - to external customers	$8,488	$7,637	11	(7)	18
Capacitors - to external customers	390	571	(32)	(3)	(29)
Capacitors - inter-segment	5	-	100	-	100
Capacitors – total	395	571	(31)	(3)	(28)
Total sales to external customers	8,878	8,208	8	(7)	15
Gross Profit:
Controls	2,840	2,923	(3)	(2)	(1)
Capacitors	113	296	(62)	(2)	(60)
Total	2,953	3,219	(8)	(2)	(6)
Selling, research and administrative expenses
Controls	(2,862)	(2,719)	(5)	3	(8)
Capacitors	(176)	(208)	15	4	11
Unallocated corporate (expense) gain	120	(115)	204	-	204
Total	(2,918)	(3,042)	4	3	1
Operating income (loss):
Controls	(22)	204	(110)	20	(130)
Capacitors	(63)	88	(172)	2	(174)
Unallocated corporate (expense) gain	120	(115)	204	-	204
Total	35	177	(80)	23	(103)
Other income and expense	22	(12)	285	803	(518)
Income before income taxes	57	165	(65)	84	(149)
Income taxes	99	(21)	568	(17)	585
Net income	$156	$144	8	93	(85)

Sales in the third quarter of 2012 increased by $670,000, or 8%, to $8,878,000 compared to $8,208,000 in the same quarter last year. This increase was due to higher shipment volumes from the controls business, offset by lower sales in the capacitor segment and adverse currency effects. Excluding the impact of foreign currency fluctuations, shipment volumes in the controls segment were $1,375,000 or 18% higher than last year, resulting mainly from sales of the Company’s Gen4 AC product to on-road electric vehicles (“EV”) applications. Foreign currency fluctuations decreased reported sales in the third fiscal quarter by $540,000, or 7%, due to a stronger U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, excluding currency effects, sales were 29% higher in Europe (where the Company records sales to Chinese customers), but sales were 12% and 5% lower in the Far East and North America respectively, compared to the same period last year. The increase in sales volume recorded in Europe was in part due to the commencement of production volume shipments of controls to Renault and other on-road EV applications, including increasing consumer demand in China, offset by lower sales to the Company’s traditional business segments.

The lower sales in the Far East and North America are largely attributable to a reduction in demand in the Company’s traditional markets resulting from continuing global economic stagnation. Sales decreased 16% in the Company’s traditional markets of industrial applications for construction, distribution, mining, airport ground support and utility applications. In the capacitor business, volumes shipped were $165,000, or 29%, lower than in the same period last year, which was largely due to lower demand from customers in the industrial sector and, in particular, railway signaling.

As discussed in Part II, Item 1A, “Risk Factors,” the continuing debt crisis in certain European countries poses significant potential risks to the Company’s business, financial position and results of operations.

Gross profit of $2,953,000 was 33.3% of sales in the third quarter compared to $3,219,000 or 39.2% of sales in the same quarter last year. Foreign currency fluctuations decreased the reported gross profit by $51,000, or 2%, compared to the same period last year. The decrease in the gross profit percentage for the quarter compared to the same period in 2011 was partly due to a less favorable sales mix than in the prior period, as the Company recorded higher sales in sectors where competition is higher and margins lower than in new markets, which increased the proportion of fixed overhead costs as a percentage of sales.

Reported selling, research and administrative expenses in the third quarter of 2012 were $2,918,000, a reduction of $124,000, or 4%, compared to the same period last year, of which foreign currency fluctuations accounted for $92,000 or 3%. There was a net decrease in operating expense, principally in selling and marketing and in engineering expense, despite the Company’s recording higher research and development expense on work for new additions to the on-road product portfolio. The Company recorded grant income of $49,000 which was earned partly as a consequence of the work completed on these new products and was recorded as a reduction of research and development expense in the quarter.

Operating income in the third quarter was $35,000, compared with operating income of $177,000 reported in the same period last year. Foreign currency fluctuations increased operating income by $41,000 in the quarter. The reduction in operating income was due to a combination of sales mix adversely affecting gross profit, partially offset by lower operating costs. In the capacitor business segment, there was an operating loss of $63,000 compared to an operating income of $88,000 in the third quarter last year.

In the third quarter of 2012 there was a foreign currency gain of $54,000 compared to a loss of $2,000 in the same period last year. The Company recorded an interest expense of $32,000 in the quarter compared to an expense of $10,000 in the same period last year.

The Company recorded a benefit from income taxes of $99,000, compared with an income tax provision of $21,000 in the third quarter of 2011. The benefit from income taxes recorded in the third quarter of 2012 was largely due to a low effective tax rate in the Company’s U.K. operations as a result of the continuing availability of U.K. government research and development tax credits and also the reduction in the U.K. corporation tax rate from 26% to 24% with effect from April 1, 2012.

The Company recorded income before income taxes of $57,000 in the third quarter of 2012 compared to income before income taxes of $165,000 in the same period last year. There was net income for the quarter of $156,000 or $.05 per diluted share compared to net income of $144,000 and net income of $.05 per diluted share in the third quarter of 2011.

Nine months ended June 30, 2012 and July 2, 2011

The following table compares the results by segment for the nine months ended June 30, 2012 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Nine months ended		Favorable (unfavorable) % change due to:
	June 30, 2012	July 2, 2011	Total	Currency	Volume
Sales:
Controls - to external customers	$26,263	$21,177	24	(4)	28
Capacitors - to external customers	1,231	1,701	(28)	(1)	(27)
Capacitors - inter-segment	19	18	5	(2)	7
Capacitors - total	1,250	1,719	(27)	(1)	(26)
Total sales to external customers	27,494	22,878	20	(3)	23
Gross Profit:
Controls	9,155	7,427	23	(1)	24
Capacitors	402	848	(53)	(1)	(52)
Total	9,557	8,275	16	(1)	17
Selling, research and administrative expenses and gain on sale of fixed assets:
Controls	(8,138)	(6,875)	(18)	(2)	(16)
Capacitors	(511)	(552)	7	2	5
Unallocated corporate (expense) gain	74	(431)	117	-	117
Gain on sale of fixed assets	-	451	(100)	-	(100)
Total	8,575	(7,407)	16	(2)	18
Operating income (loss):
Controls	1,017	1,003	1	2	(1)
Capacitors	(109)	296	(137)	1	(138)
Unallocated corporate (expense) gain	74	(431)	117	-	117
Total	982	868	13	3	10
Other income and expense	76	(112)	168	257	(89)
Income before income taxes	1,058	756	40	42	(2)
Income taxes	(148)	(102)	(45)	(47)	2
Net income	$910	$654	39	41	(2)

Sales in the nine months ended June 30, 2012 were $27,494,000, an increase of $4,616,000, or 20%, compared to the same period last year when sales were $22,878,000. Foreign currency fluctuations adversely impacted reported sales by $760,000, or 3%. Excluding the currency impact, the increase was due to increased volumes shipped, which were $5,376,000, or 23%, higher than in the same period last year.

In the controls business segment, volumes shipped were higher in all geographic regions in which the Company operates.  Europe, North America and the Far East were 41%, 7% and 11% higher respectively, compared to the same period last year. The significant increase in sales volume recorded in Europe is due to the commencement of production volume shipments of controls to Renault and other on-road EV applications, including increasing consumer demand in China. Within the 20% overall increase in sales compared to last year, sales for on-road applications increased by 173% but the Company’s traditional off-road markets of industrial applications for construction, distribution, mining, airport ground support and utility applications increased by only 1%. In the capacitor business, volumes shipped were $446,000, or 26%, lower than the first nine months of last year, which was largely due to reduced demand from customers in the industrial sector and, in particular, in railway signaling. Currency changes, mainly the stronger U.S. Dollar compared to the British Pound, decreased reported sales in the capacitor business by $24,000, or 1%, from the same period in 2011.

Gross profit of $9,557,000 was 34.8% of sales in the first nine months of 2012 compared to $8,275,000 or 36.2% in the comparable period in 2011. Foreign currency fluctuations reduced reported gross profit by $110,000 as compared with the prior year period; excluding their impact, gross profit increased by $1,392,000, or 17% due to the increase in volumes shipped in the period. Excluding the impact of foreign currency fluctuations, in the controller business, gross profit increased by $1,122,000, or 15%, compared to the first nine months of 2010 due to increased volumes shipped while, in the capacitor business, gross profit decreased by $270,000, or 32%, due to significantly lower demand from the industrial sector and railway signaling in particular.

Excluding the prior year one-time gain of $451,000 from the sale of a surplus U.K. facility, selling, research and administrative expenses increased $717,000, or 9%, compared to the first nine months of last year. Foreign currency fluctuations decreased reported selling, research and administrative expenses by $139,000, or 2%, due to the stronger U.S. Dollar in 2012 compared to both the British Pound and the Euro in the prior year period. The increase in selling, research and administrative expenses compared to last year was largely due to higher compensation costs from hiring additional engineering staff associated with the increase in sales and also the award of a pay increase in the first quarter of 2012. The Company recorded U.K government grant income of $159,000 in the first nine months of the year compared to $600,000 in the same period in 2011. The grant income was recorded as a reduction of research and development expense in the period.

Operating income in the first nine months of 2012 was $982,000 compared with $868,000 last year, an increase of $114,000.  This increase was after recording, in 2011, a one-time gain of $451,000 from the sale of a surplus U.K. facility and $600,000 of U.K. government grants. Foreign currency fluctuations resulted in a $29,000 increase in reported operating income for the Company. Excluding the favorable currency impact and the 2011 gain from the facility sale, operating income was $536,000 higher than last year due to higher demand for the Company’s products partially offset by higher material and operating costs compared to the same period last year.

In the first nine months of 2012 there was a foreign currency gain of $175,000 compared to a loss of $73,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

The Company recorded an increase of $302,000 in profit before income taxes of $1,058,000 compared to $756,000 in the same period last year when the Company recorded a gain on the sale of a surplus U.K. facility of $451,000.

The Company recorded income taxes provisions of 14.0% and 13.5% in the first nine months of 2012 and 2011, respectively. The low effective tax rate for 2012 is largely due to a low effective tax rate in the Company’s U.K. operations as a result of the continuing availability of U.K. government research and development tax credits and also the reduction in the U.K. corporation tax rate from 26% to 24% with effect from April 1, 2012. In the first nine months of 2011, the low effective rate was largely due to there being no income taxes payable in respect of the gain on the U.K. property recognized in the second quarter of 2011 which represented $451,000 of the $756,000 of pre-tax profit in the first nine months of 2011.

 The Company recorded net income for the first nine months of 2012 of $910,000 or $.27 per diluted share compared to net income of $654,000 and $.20 per diluted share in the same period in 2011.

Financial Condition

While the Company has paid regular quarterly dividends in the past, due to the continuing uncertain economic outlook, the Board of Directors continues to suspend the payment of dividends and will consider whether to resume paying dividends on a quarter by quarter basis.

Cash balances at the end of the third quarter of 2012 were $1,838,000, compared to $1,797,000 on September 30, 2011, an increase in cash of $41,000 in the first nine months of 2012.

In the first nine months of 2012, there was net income of $910,000 and operating activities generated $372,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $210,000, which reduced cash during the period, and inventories decreased $678,000, which increased cash during the period. Payables decreased by $1,002,000 and accrued expenses decreased by $589,000 during the period, both of which reduced cash. The number of day sales in receivables increased in the first nine months of 2012 by one day from 62 days at September 30, 2011 to 63 days at June 30, 2012. Capital expenditures in the first nine months were $309,000. Exchange rate changes increased reported cash by $6,000 in the first nine months of 2012.

The Company had a U.K. bank loan of $123,000, of which $41,000 was short-term and $82,000 long-term debt at June 30, 2012. It has overdraft facilities in the United Kingdom amounting to $1,450,000 which were unused as of June 30, 2012 and September 30, 2011. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a facility owned by that company. Both facilities were renewed in July 2012 for a period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

In June 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.4:1.0 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At June 30, 2012, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at June 30, 2012. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at June 30, 2012. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $607,000 in 2012.  Should the Company suffer a material reduction in revenues in 2012 or 2013, this commitment could adversely impact the Company’s financial position. However, the Company’s U.K. subsidiary has proposed closing its plan to future accrual and has commenced a consultation period with plan members, seeking their approval. If agreement is reached, the subsidiary would replace the present final salary plan with a defined contribution arrangement that management believes would materially reduce the Company’s commitments in the future.

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

Item 3                      Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of 2012, approximately 48% of the Company’s sales were made in U.S. Dollars, 16% were made in British Pounds and 36% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of June 30, 2012. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of June 30, 2012 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at June 30, 2012:

	(in thousands of dollars)
	Expected maturity or transaction date
	2012	2013	Fair Value
On balance sheet financial instruments
In $ U.S. Functional Currency
Accounts receivable in British Pounds	661	-	661
Accounts receivable in Euros	3,075	-	3,075
Accounts payable in British Pounds	461	-	461
Accounts payable in Euros	1,821	-	1,821
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	953	374	1,327
In Euros	885	934	1,819

As discussed in Part II, Item 1A, “Risk Factors,” the continuing debt crisis in certain European countries poses significant potential risks to the Company’s business, financial position and results of operations

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global economic instability. If the banking system or the fixed income or credit markets deteriorate further or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of June 30, 2012.

At June 30, 2012, the Company had $123,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at June 30, 2012, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4                      Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of June 30, 2012, these disclosure controls and procedures were effective.

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

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand during the recent global recession. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. While market conditions have appeared to improve since 2010, economic instability remains, particularly in the Eurozone. As a result, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of the crisis on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

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

Ten customers accounted for 54% of the Company’s revenues in the first nine months of 2012 and the largest customer accounted for 13% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

There continues to be significant uncertainty about the stability of global credit and financial markets in light of the continuing debt crisis in certain European countries.  A default or a withdrawal from the Eurozone by any of the countries involved, or the uncertainty alone, could cause the value of the Euro to deteriorate.  This, or a change to a local currency, would reduce the purchasing power of affected European customers. We are unable to predict the likelihood of any of these events but, if any occurs, our business, financial position and results of operations could be materially and adversely affected.

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

As of June 30, 2012, the Company’s subsidiary in the United States, Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock reacquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended June 30, 2012, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase programs
April 1, 2012 to April 28, 2012	10,216	$6.80	-	-
April 29, 2012 to May 26, 2012	-	-	-	-
May 27, 2012 to June 30, 2012	-	-	-	-
Total	10,216	$6.80	-	-

Item 3                      Defaults upon Senior Securities

None.

Item 4                      Mine Safety Disclosures

Not applicable.

Item 5                      Other Information

The Company’s 2013 Annual Meeting of Stockholders will be held at 5.00 p.m. on Tuesday, January 29, 2013.

Item 6                      Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: August 7, 2012	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 101
Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.