Form 10-K
period 2012-09-30
SEVCON, INC.
filed 2012-12-20
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
                                                                                                                                                                             (Mark One)

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of March 31, 2012, 3,485,522 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $17,380,000. As of December 5, 2012, 3,475,306 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held January 29, 2013 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

PART I

ITEM 1 BUSINESS

• General Description

Sevcon, Inc. (or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, motor controllers for zero emission and hybrid electric vehicles (EVs). The Company’s products efficiently convert the electrical energy from the power source and control its use by the electric motors. The controllers are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source.

The Company’s customers are primarily manufacturers of vehicles for both on-road and off-road applications.

The Company’s Markets

Industrial Markets

In these applications, the customers design and manufacture fork lift trucks (FLT), aerial work platforms (AWP), airport ground support (AGS) and mining vehicles. These are, in general, designed for use in off road applications in distribution, construction, transport and mineral extraction.

On Road Markets

Customers in the Company’s on-road markets design and manufacture automobiles, scooters,  motorcycles, buses,  trucks, utility vehicles, sweepers and other applications where either all or part of the power system is electrical.

Capacitor Markets

Through another subsidiary located in Wales, Sevcon, Inc. manufactures special metalized film capacitors for electronics applications. Customers use these capacitors as components in power electronics, signaling and audio equipment.

Overview of 2012

In 2012, sales totaled $35,515,000 compared to $32,286,000 in the previous year. Foreign currency fluctuations accounted for a decrease of $1,062,000 or 3% in reported sales. Excluding the adverse foreign currency impact, sales volumes increased by 13% compared to 2011. There was an operating profit of $1,500,000 in 2012, after a curtailment gain of $794,000 arising from the freezing of a U.K. defined benefit pension plan during the year. This compared to an operating profit of $1,070,000 in the previous year after a gain on the sale of a surplus property in the U.K. and other assets of $447,000. There was a net profit for 2012 after income tax of $1,195,000, or $.35 per diluted share, compared to a net profit after income tax of $712,000, or $.21 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of 2012 performance.

Approximately 95% of the Company’s revenues in 2012 derived from the controls business and 5% from the capacitor business. The Company’s largest customer, Renault Spain, accounted for 10% of sales in 2012; in 2011 the Company’s largest customer accounted for 9% of total sales.

• Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $15,516,000 and $15,178,000 or 44% and 47% of total sales, respectively, in years 2012 and 2011. Approximately 51% of sales are made to ten manufacturers of electric vehicles in the United States, Europe and the Far East. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 4 regarding sales and operations outside the United States, which are incorporated by reference herein.

• Patents

Although the Company has international patent protection for some of its product ranges, which is generally effective for up to 20 years from filing an application, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance. The Company does however continuously develop intellectual property and in 2012 the Company filed worldwide patents for several applications of its products and techniques in control.

• Backlog

Sevcon, Inc.'s backlog at September 30, 2012 was $4,978,000 and $5,847,000 at September 30, 2011.

• Raw materials

Sevcon, Inc.'s products require a wide variety of components and materials. The Company has many sources for most of such components and materials. However, the Company relies principally on two main assemblers for all of its requirements for finished products. One of the two main suppliers is based in Poland and the other is in the U.S. The U.S. supplier manufactures the Company’s components at two separate plants, in Mexico and China. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor by duplicating certain test facilities at the manufacturing locations of both the Polish and U.S. supplier. The Company decides based on a lowest cost delivered basis, which plant supplies any particular customer.

• Competition

The Company has global competitors which are divisions of larger public companies, including Kollmorgen, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and Iskra, private companies based in the U.S., Italy and Slovenia, respectively, that have international operations. In its new on-road markets the Company also competes with Unique Mobility Inc., a U.S. public company, and divisions of Siemens, Continental and Eaton Corporation. In addition, some large fork lift truck and on-road vehicle manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

• Research and development

Sevcon, Inc.'s technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $3,745,000 in 2012, compared to $3,669,000 in 2011. In both 2012 and 2011, U.K. government grants offset some of this expense. In 2012 and 2011, the Company received $200,000 and $600,000 respectively, which it recorded as a reduction of research and development expense.

• Environmental regulations

The Company is subject to federal, state and local provisions enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. Compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Sevcon, Inc. In 2010, the Company achieved accreditation to ISO14001, the international standard for Environmental Management Systems.

• Executive Officers

Information about our executive officers is incorporated by reference from Part III, Item 10 of this report.

• Employees and labor relations

As of September 30, 2012, the Company employed 125 full-time employees, of whom 15 were in the United States, 99 were in the United Kingdom (of whom 24 were employed by the Capacitor business), 8 were in France, and 3 were in the Far East. Sevcon, Inc. believes its relations with its employees are good.

ITEM 1A RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 12, the Company believes that the following represent the most significant risk factors for the Company, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

Capital markets are cyclical and weakness in the global markets may harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. In 2009, the markets experienced a significant decline in demand due to the global economic recession, and demand remains substantially lower than the peak in 2007 and 2008. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. The recent recession caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets, and the current instability in the Eurozone may cause these conditions to continue. These developments have had an adverse impact on the Company’s business and may continue to have a material negative effect on the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of these crises on the Company’s banks and other banks may cause the Company to lose its current overdraft facilities in the U.K. and be unable otherwise to obtain financing for operations as needed.

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

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 51% of the Company’s revenues in 2012 and the largest customer accounted for 10% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly, our performance could be adversely affected by the loss of one or more of these key customers.

The Company has substantial sales and operations outside the United States that could be adversely affected by changes in international markets

The major portion of our operations and business are outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Far East as well as in the United States. A consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value versus the U.S. Dollar. Significant fluctuations in foreign exchange rates can and do have a material impact on our financial results, which are reported in U.S. Dollars. Other risks associated with international business include changing regulatory practices and tariffs; staffing and managing international operations, including complying with local employment laws; longer collection cycles in certain areas; and changes in tax and other laws.

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

Damage to the Company’s or sub-contractors’ buildings would hurt results

In the electronic controls segment the majority of the Company’s finished product is produced in three separate plants in Poland, Mexico and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, it would take the Company and its manufacturing partners time to switch production volumes based on availability of material. There is no certainty that the Company would be able to establish alternative material supply lines in time to meet short term customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

As of September 30, 2012, the Company’s subsidiary in the United States, Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol SEV. A summary of the market prices of the Company’s Common Stock is shown below. At December 5, 2012, there were approximately 158 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2012 Quarters – Common Stock price per share
- High	$6.25	$6.75	$7.99	$7.00	$7.99
- Low	$3.45	$4.75	$5.78	$4.55	$3.45
2011 Quarters – Common Stock price per share
- High	$7.18	$9.35	$7.47	$7.64	$9.35
- Low	$4.96	$4.87	$4.89	$4.69	$4.69

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 51% of the Company’s sales. At September 30, 2012, the allowance for bad debts amounted to $32,000, which represented 1% of receivables.

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

Inventories

Inventories are valued at the lower of cost or market value. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2012 was $659,000, or 9% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

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

Goodwill Impairment

At September 30, 2012, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an assessment annually or more frequently if events or circumstances change, to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded in 2012 that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most significant assumptions relate to the discount rate, the expected long term return on plan assets, and the rate of future compensation increase. If these assumptions prove to be incorrect then the Company may need to record, and may actually incur, additional expense or liabilities relating to the pension plans, which could have a material adverse effect on the Company’s financial position and results of operations. At September 30, 2012 there was a pension liability on the Company’s balance sheet of $10,264,000. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2012, pension plan assets were valued at $17,881,000, plan liabilities were $28,145,000, and the total assets of the Company were $23,561,000. In accordance with Financial Accounting Standards Board (“FASB”) guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet and could have a material effect on the Company’s financial position.

The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $7,634,000 at September 30, 2011 to a deficit of $10,264,000 at September 30, 2012.  The increase in the deficit of $2,630,000 was due to several factors.  The most significant factor was an actuarial loss of $3,639,000, of which $3,360,000 related to the Company’s U.K. defined benefit plan and $279,000 related to the Company’s U.S. defined benefit plan. The actuarial losses were largely the result of a reduction in the discount rate used by the U.K. pension plan from 5.45% at September 30, 2011 to 4.70% at September 30, 2012 and a reduction in the discount rate used by the U.S. pension plan from 4.55% at September 30, 2011 to 4.00% at September 30, 2012. The reductions in the discount rate were largely due to the effect of quantitative easing in the U.S. and U.K. by central banks driving down yields on government bonds. The increase in the pension liability deficit was partially offset by a curtailment gain of $907,000 arising from the freezing of the U.K. defined benefit plan at September 30, 2012.

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2012 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Favorable (unfavorable) Impact on Funded Status (in thousands of dollars)	Change in Funded Status
Assumptions impacting accumulated benefit obligation:
Discount rate	(0.1)%	$ (626)	6%
Inflation rate	0.1%	(345)	3%
Mortality rate	1 Year	(726)	7%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. As of September 30, 2012, there is a partial valuation allowance against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

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

• A) Results of Operations

2012 compared to 2011

The following table compares the 2012 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	2012	2011	Total	Currency	Volume
Sales
Controls - to external customers	$33,825	$30,039	12.6	(3.4)	16.0
Capacitors- to external customers	1,691	2,247	(24.7)	(1.4)	(23.3)
Capacitors - inter-segment	19	26	(26.9)	(2.1)	(24.8)
Capacitors – total	1,710	2,273	(24.8)	(1.5)	(23.3)
Total sales to external customers	35,515	32,286	10.0	(3.3)	13.3
Gross Profit
Controls	11,578	10,191	13.6	(0.3)	13.9
Capacitors	592	1,108	(46.6)	(0.8)	(45.8)
Total	12,170	11,299	7.7	(0.4)	8.1
Selling, research and administrative expenses, gain on sale of fixed assets and pension curtailment gain
Controls	(10,805)	(9,405)	(14.9)	3.0	(17.9)
Capacitors	(678)	(716)	5.3	1.8	3.5
Gain on sale of fixed assets	17	447	(96.2)	-	(96.2)
Pension curtailment gain	794	-	100.0	-	100.0
Unallocated corporate income(expense)	2	(555)	99.6	-	99.6
Total	(10,670)	(10,229)	(4.3)	2.1	(6.4)
Operating income
Controls	1,584	1,233	28.5	(50.9)	79.4
Capacitors	(86)	392	(122.0)	0.9	(122.9)
Unallocated corporate income(expense)	2	(555)	99.6	-	99.6
Total	1,500	1,070	40.2	(58.2)	98.4
Other income and expense	96	(101)	195.0	133.1	61.9
Income before income taxes	1,590	969	64.7	(37.5)	102.2
Income taxes provision	(401)	(257)	(56.0)	(35.4)	(91.4)
Net income	$1,195	$712	67.8	(38.3)	106.1

The Company’s main customers in the controls segment manufacture electric vehicles for on-road, off-road and industrial applications, including automotive, construction, distribution, mining, airport ground support and utility applications.

The year began with great momentum as the investments we made in 2011 began to translate into higher orders. In the first half of the year we grew sales in the on-road sector and the industrial sector began to recover. In the second half of the year the business environment began to soften as global macroeconomic factors affected sales of our customers’ products and, as a result, demand for our controls. The poor fiscal situation in Europe in 2012 was one major factor that led to volatility for our products in all market sectors. In addition, shortened lead-times and customer start-up project technical issues unrelated to the Company had an effect on sales in the second half of the year. Looking forward to 2013, we believe the market weakness will continue to restrain sales and to add volatility to our business until the global economic environment stabilizes, allowing our customers to bring their new projects to market. However, we believe that the investments made in 2011 and 2012 in the Company’s engineering and sales infrastructure will improve the potential for the business in this environment.

The Company’s traditional markets for industrial applications reflected a modest increase in sales of 3% in 2012, compared to the prior year, as the global economy showed signs of strengthening in some areas. However, certain areas, including airport ground support and aerial work platform applications, were lower in 2012 than the prior year by approximately 10%, although this reduction was more than compensated for by increased sales to fork lift truck and mining customers of 17% and 3% respectively. Sales of controls for on-road electric vehicle applications increased 70% in 2012, which reflected continued progress in new product introductions and customer gains in this growing market.

In 2012, sales were $35,515,000, an increase of $3,229,000 or 10%, compared to 2011. In 2012, approximately 56% of the Company’s sales were made outside the United States and were denominated in currencies other than the U.S. Dollar, principally the Euro and the British Pound; accordingly, those revenues are subject to fluctuation when translated into U.S. Dollars. In 2012, the average U.S. Dollar exchange rate was 2% and 7% lower compared to the British Pound and the Euro, respectively, than in 2011. As a result, foreign currency sales denominated in British Pounds and Euros translated into less U.S. Dollars. The overall impact to 2012 was that reported sales decreased by $1,062,000, or 3%, due to currency rate changes.

Excluding the currency impact, volumes shipped in the controls business segment in 2012 were $4,816,000 or 16% higher than in 2011. This increase compared to the prior year reflected higher sales in each of the regions in which the Company operates with the Far East and Europe ahead by 31% and 20% respectively, and North America 3%, higher than last year. The increase in sales volume in the Far East and Europe was largely due to continued customer gains in a range of on-road and off-road EV applications.

In the capacitor business, reported sales to external customers decreased by $556,000, or 25%, compared to 2011. Currency exchange rate changes decreased sales by $32,000, or 1%, and capacitor volumes shipped were $524,000, or 23%, lower than last year due principally to reduced demand from the railway signaling market.

Cost of sales was $23,345,000 compared to $20,987,000 in 2011, an increase of $2,358,000. The gross profit percentage in 2012 of 34.3% was 0.7% lower than in 2011 when it was 35.0%; the decrease in the gross profit percentage was principally due to an increase of $285,000 in 2012 in the reserve for slow moving and obsolete inventory in the controls segment, which reduced the 2012 gross profit percentage by 0.8%.

Foreign currency fluctuations had an unfavorable impact on gross profit of $41,000. This was due to the U.S. Dollar being marginally stronger in 2012 than in 2011 compared with the British Pound and the Euro, which had an unfavorable impact on sales of $1,062,000 but a favorable impact on cost of sales of $1,021,000. In the controls segment, gross profit of $11,578,000 or 34.2%, was $1,387,000 or 14% higher than last year, which was due to the 16% increase in volumes shipped in 2012 compared to last year.

In the capacitor segment gross profit of $592,000 was significantly lower than the 2011 gross profit of $1,108,000. The gross profit percentage was 34.6% of sales in 2012 compared to 49.3% of sales in 2011. The decrease in the capacitor business gross profit percentage was mainly due to a lower volume of sales to better margin sectors in 2012 compared to 2011 and also the impact of largely fixed overhead costs in cost of sales as a percentage of a lower sales total in 2012.

The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

	(in thousands of dollars)
	Sales	Cost of sales	Gross Profit
Actual 2011	$32,286	$20,987	$11,299
Change in 2012 due to:
Foreign currency fluctuations	(1,062)	(1,021)	(41)
Increased volume, assuming 2011 gross profit percentage	4,291	2,789	1,502
All other cost of sales changes, net		590	(590)
Actual 2012	$35,515	$23,345	$12,170

Selling, research and administrative expenses, excluding a pension curtailment gain of $794,000 in 2012 and a one-time gain of $447,000 on the sale of fixed assets in 2011, increased by $805,000, or 7.5%, compared to 2011. Favorable foreign currency fluctuations decreased reported operating expenses by $218,000, or 2%, due to the stronger U.S. Dollar in 2012 compared to both the British Pound and the Euro in the prior year. The increase in selling, research and administrative expenses was largely due to higher employment costs compared to the same period last year, arising from the hiring of additional sales and engineering staff to support the current and future growth of the business. The Company recorded U.K. government grants of $200,000 in 2012 associated with research and development expense of $441,000 in the same period. In 2011, the Company recorded government grants of $600,000 associated with research and development expense of $1,714,000.  The grants were recorded as a reduction of research and development expense in each period.

In 2012, the Company made the decision to freeze the defined benefit pension plan for U.K. employees effective September 30, 2012. As a result of the amendment, and in accordance with FASB guidance, the Company recognized a non cash pre-tax pension curtailment gain of $794,000 which was credited to operating income in the fourth quarter of 2012. This curtailment gain represented the unamortized prior service credit from a 2011 plan amendment to change the inflation index for deferred pension plan members from the Retail Prices Index to the Consumer Prices Index. The credit was previously recorded as a component of other comprehensive income and was being amortized to income over the average life expectancy of participants. In 2011, the Company recorded a one-time gain of $447,000 from the sale of fixed assets which included a gain of $451,000 on the sale of a surplus U.K. facility offset by a $4,000 write down of other fixed assets in the business.

An analysis of the year-to-year change in selling, research and administrative expenses, before gain on sale of fixed assets and pension curtailment gain, is set out below:

Selling, research and administrative expenses, before 2011 gain on sale of fixed assets and 2012 pension curtailment gain	(in thousands of dollars)
Reported expense in 2012	$11,481
Reported expense in 2011	10,676
Increase in expense	805
Increase due to:
Effect of exchange rate changes	(218)
Higher research and sales and marketing expense, net of currency effect	917
Higher administrative expense, net of currency effect	106
Total increase in selling, research and administrative expenses, before gain on sale of fixed assets in 2011 and pension curtailment gain in 2012	$805

There was operating income for the year of $1,500,000 compared to $1,070,000 in 2011, an improvement of $430,000. This was due to several factors, including the 13% increase in sales volumes shipped and the pension curtailment gain, offset by higher operating expenses. The controls business reported operating income of $1,584,000 compared to $1,233,000 in 2011. There was an operating loss in the capacitor business of $86,000 compared with operating income of $392,000 in 2011.

Other income and expense was a net other income of $96,000 in 2012 compared to a net other expense of $101,000 in the previous year. The change year on year was largely due to a foreign currency exchange gain of $218,000 in 2012, compared to a foreign currency loss of $39,000 in 2011. Interest expense was $141,000, which was $77,000 higher than the prior year, due to higher average borrowings during 2012. Interest income was $17,000 higher at $19,000 compared to $2,000 in 2011, due to higher average cash balances when in surplus during 2012 compared with 2011.

Income before income taxes in 2012 was $1,596,000 compared to income before income taxes of $969,000 in 2011, an improvement year on year of $627,000. Foreign currency fluctuations increased pre-tax income by $436,000 in 2012; the pre-tax result, before the effect of the favorable currency fluctuations, was $191,000 higher than the prior year.

The Company recorded a provision for income tax of $401,000 or 25.1% of the pre-tax income for the year compared to an income tax provision of $257,000 in 2011. The income tax provision of 25.1% of pre-tax income was lower than the statutory Federal income tax rate of 34% for several reasons. There was a benefit of $118,000 due to U.K and French tax rates being lower than the Federal tax rate. The Company also recorded $322,000 of additional research and development tax credits arising from the research activity in the Company’s U.K. operations. The reduction in the effective tax rate associated with these items was partly offset by an increased tax charge of $225,000 arising from a reduction in the U.K. tax rate in 2012 which resulted in a write down in the value of the Company’s U.K. deferred tax assets.

The Company recorded net income after taxes of $1,195,000 compared to net income after taxes of $712,000 last year, an increase of $483,000. Basic and diluted income per share was $.36 and $.35, respectively, in 2012 compared to basic and diluted income per share of $.22 and $.21, respectively, in 2011.

• B) Liquidity and Capital Resources

The Company’s operating activities generated $1,506,000 of cash during 2012 compared with cash used by operating activities for 2011 of $1,247,000. Acquisitions of property, plant and equipment amounted to $426,000 compared to $635,000 in 2011.   Exchange rate changes increased cash by $34,000 in 2012 compared to a decrease of $64,000 last year. At September 30, 2012 the Company’s cash balances were $2,823,000 compared to $1,797,000 last year.

The main changes in operating assets and liabilities in 2012 were a decrease in inventories of $1,285,000, which increased cash during the year, offset by reduced accounts payable and accrued expenses of $700,000 and $310,000, respectively, and taxes paid of $267,000, which reduced cash during the year.

The Company had a U.K. bank loan of $117,000, of which $43,000 was short-term and $74,000 long-term debt at September 30, 2012. The Company also has overdraft facilities in the United Kingdom amounting to $1,452,000 which were unused as of September 30, 2012 and September 30, 2011. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a lien on a facility owned by that company. Both facilities were renewed in the third quarter of 2012 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

In June 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At September 30, 2012, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2012 and September 30, 2011. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at September 30, 2012. The Company’s capital expenditures are expected, on average over a two to three year period, to be less than the depreciation charge, which averaged $610,000 over the last three years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $510,000 in 2012. Should the Company suffer a material reduction in revenues in 2013 this commitment could adversely impact the Company’s financial position. Furthermore, a material reduction in revenues in 2013 would significantly reduce the Company’s cash balances; however, in the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short-term (next twelve months) and long-term (twelve to thirty-six months) can be met by a combination of existing cash resources, future earnings and existing borrowing facilities. However, the outlook remains uncertain, given the slow recovery in certain geographic markets from the worldwide economic deterioration and fiscal austerity measures in place in some of the Company’s geographic territories. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2012 approximately 49% of the Company’s sales were made in U.S. Dollars, 18% were made in British Pounds and 33% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2012.
The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2012. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2013	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	766	766
Accounts receivable in Euros	2,486	2,486
Accounts payable in British Pounds	653	653
Accounts payable in Euros	2,116	2,116
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,084	1,084
In Euros	1,592	1,592

Interest rate risk

The Company currently has $117,000 of interest bearing debt related to a U.K. bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.   In addition, the Company’s wholly owned subsidiary, Sevcon USA, Inc., has $1,700,000 of interest bearing debt related to a secured revolving credit facility which was entered into for working capital and general corporate purposes. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2012 the risk arising from changes in interest rates was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

September 30, 2012 and 2011

(in thousands of dollars except per share data)
	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,823	$1,797
Trade receivables net of allowances for doubtful accounts of $32 in 2012 and $49 in 2011	5,289	5,315
Other receivables	569	637
Inventories	6,346	7,478
Prepaid expenses and other current assets	1,922	1,281
Total current assets	16,949	16,508
Property, plant and equipment, at cost:
Land and improvements	23	22
Buildings and improvements	734	710
Equipment	10,576	9,916
	11,333	10,648
Less: accumulated depreciation	(9,188)	(8,401)
Net property, plant and equipment	2,145	2,247
Long-term deferred tax assets	3,002	2,699
Goodwill	1,435	1,435
Other long-term assets	30	58
Total assets	$23,561	$22,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43	$39
Accounts payable	3,198	3,800
Accrued expenses	1,803	2,106
Accrued and deferred taxes on income	-	65
Total current liabilities	5,044	6,010
Liability for pension benefits	10,264	7,634
Long-term debt	1,774	1,813
Total liabilities	17,082	15,457
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,475,306 shares at September 30, 2012 and 3,360,322 shares at September 30, 2011	348	336
Premium paid in on common stock	5,492	5,295
Retained earnings	9,662	8,467
Accumulated other comprehensive loss	(9,023)	(6,608)
Total stockholders’ equity	6,479	7,490
Total liabilities and stockholders’ equity	$23,561	$22,947

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2012 and 2011
(in thousands except per share data)
	2012	2011
Net sales	$35,515	$32,286
Cost of sales	(23,345)	(20,987)
Gross profit	12,170	11,299
Selling, research and administrative expense	(11,481)	(10,676)
Gain on sale of property, plant and equipment	17	447
Pension curtailment gain	794	-
Operating income	1,500	1,070
Interest expense	(141)	(64)
Interest income	19	2
Foreign currency gain (loss)	218	(39)
Income before income tax	1,596	969
Income tax provision	(401)	(257)
Net income	$1,195	$712
Basic earnings per share	$.36	$.22
Fully diluted earnings per share	$.35	$.21
Weighted average shares used in computation of earnings per share:
Basic	3,329	3,303
Diluted	3,380	3,337

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2012 and 2011
(in thousands of dollars)
	2012	2011
Net income	$1,195	$712
Foreign currency translation adjustment	(53)	(125)
Pension liability adjustment, net of tax	(2,362)	642
Comprehensive (loss) income	$(1,220)	$1,229

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2012 and 2011

		(in thousands of dollars except number of shares data)
	Common Stock $.10 par value
	Number of Shares	Common Stock	Premium paid in on common stock	Retained Earnings	Accumulated other comprehensive loss	Total stockholders equity
Balance September, 30 2010	3,340,322	$334	$5,132	$7,755	$(7,125)	$6,096
Net income				712		712
Currency translation adjustment					(125)	(125)
Issuance of restricted stock	20,000	2	(2)			-
Stock-based compensation, net of tax			165			165
Pension liability adjustment, net of tax provision of $91					642	642
Balance September 30, 2011	3,360,322	$336	$5,295	$8,467	$(6,608)	$7,490

Net income				1,195		1,195
Currency translation adjustment					(53)	(53)
Issuance of restricted stock	125,200	13	(13)			-
Retirement of shares	(10,216)	(1)	(68)			(69)
Stock-based compensation, net of tax			278			278
Pension liability adjustment, net of tax benefit of $711					(2,362)	(2,362)
Balance September 30, 2012	3,475,306	$348	$5,492	$9,662	$(9,023)	$6,479

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2012 and 2011
(in thousands of dollars)
	2012	2011
Cash flow from operating activities:
Net income	$1,195	$712
Adjustments to reconcile net income to net cash generated from (used by) operating activities:
Depreciation	598	654
Gain on sale of property, plant and equipment	(17)	(447)
Stock-based compensation	242	186
Pension contributions less than pension expense	50	220
Pension curtailment gain	(794)	-
Deferred tax charge	313	99
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	93	(745)
Inventories	1,285	(2,541)
Prepaid expenses and other current assets	(182)	(135)
Accounts payable	(700)	74
Accrued expenses	(310)	640
Accrued and deferred taxes on income	(267)	36
Net cash generated from (used by) operating activities	1,506	(1,247)
Cash flow (used by) generated from investing activities:
Acquisition of property, plant and equipment	(426)	(635)
Proceeds of sale of fixed assets	20	1,278
Net cash (used by) generated from investing activities	(406)	643
Cash flow (used by) generated from financing activities:
Repayment of long term debt	(39)	(38)
Repurchase of common stock	(69)	-
Proceeds of long term debt	-	1,700
Net cash (used by) generated from financing activities	(108)	1,662
Effect of exchange rate changes on cash	34	(64)
Net increase in cash	1,026	994
Beginning balance - cash and cash equivalents	1,797	803
Ending balance - cash and cash equivalents	$2,823	$1,797
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$360	$77
Cash paid for interest	$120	$62

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

B. Revenue recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured. Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the consolidated statements of operations. The Company classifies amounts charged to its customers for shipping and handling in net sales in its consolidated income statement. The Company’s only post-shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained. The movement in warranty reserves was as follows:

(in thousands of dollars)
	2012	2011
Warranty reserves at beginning of year	89	96
Decrease in beginning balance for warranty obligations settled during the year	(38)	(37)
Other changes to pre-existing warranties	(8)	(25)
Foreign currency translation adjustment	1	(1)
Net increase in warranty reserves for products sold during the year	45	56
Warranty reserves at end of year	$89	$89

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

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,545,000 in 2012 and $3,069,000 in 2011, net of U.K. government grants received. This expense is included in selling, research and administrative expense in the accompanying consolidated income statements. Research and development expense, net of grants received, was 10% of sales in both 2012 and 2011.

Over the past three years, the Company received awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation. In one of the awards, the Company is one of a consortium of organizations including Jaguar Landrover, GKN and Newcastle University in the U.K. participating in projects to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $191,000 in 2012 associated with research and development expense of $416,000. In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $9,000 in 2012 associated with research and development expense of $25,000. The Company did not record any grant income or incur any research and development expense in respect of either of these Technology Strategy Board grants in 2011. The grant income in 2012 was recorded as a reduction of research and development expense.

The Company was awarded research and development grants in 2010 by One North East, the Regional Development Agency responsible for the support of business in the North East of England, to accelerate the development of two new products. These two projects were completed in March 2011 as required by the grant awards. The Company recorded grant income of $600,000 in 2011 associated with research and development expense of $1,714,000 in 2011 on these two projects. The grant income was recorded as a reduction of research and development expense.  The Company did not record any grant income or incur any research and development expense in respect of either of these grants in 2012. The grant income is subject to audit through 2016 and may be subject to adjustment if it is determined that the costs incurred did not meet the specifications of the grant award.

D. Depreciation and maintenance

Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives, which are primarily fifty years for buildings, seven years for equipment and four years for computer equipment and software. Maintenance and repairs are charged to expense and renewals and betterments are capitalized.

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

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2012 was $659,000 or 9% of gross inventory. At September 30, 2011 the reserve was $437,000, or 6% of gross inventory.
Inventories were comprised of:

(in thousands of dollars)
	2012	2011
Raw materials	$2,391	$1,281
Work-in-process	76	99
Finished goods	3,879	6,098
	$6,346	$7,478

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Sevcon, Inc. translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and income statement accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to the cumulative translation adjustment included in the statement of comprehensive (loss) income and as a component of accumulated other comprehensive loss in stockholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are shown in the consolidated income statements.

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 49% of the Company’s sales are made in U.S. Dollars, 18% are made in British Pounds and 33% are made in Euros. Approximately 25% of the Company’s cost of sales is incurred in British Pounds and 61% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro.

The Company had no foreign currency derivative financial instruments during the years ended September 30, 2012 and 2011.

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

Basic and diluted net incomes per common share for the two years ended September 30, 2012 are calculated as follows:
(in thousands except per share data)
	2012	2011
Net income	$1,195	$712
Weighted average shares outstanding	3,329	3,303
Basic income per share	$.36	$.22
Common stock equivalents	51	34
Average common and common equivalent shares outstanding	3,380	3,337
Diluted income per share	$.35	$.21

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

At September 30, 2012, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 7, Employee Benefit Plans.

O. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2012 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at September 30, 2012 approximated $1,774,000 (the carrying value on the consolidated balance sheet at September 30, 2012) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy outlined above.

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

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At each of September 30, 2012 and 2011, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment, and the estimated fair value of the reporting unit significantly exceeded its carrying value under each method of calculation performed.

Q. New Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance in respect of the accounting guidance for fair value measurement and disclosure. The Accounting Standards Update (“ASU”) is, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

In June 2011, the FASB issued authoritative guidance for the presentation of comprehensive income. The ASU is, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The implementation of this accounting pronouncement did not have a material impact on our financial statements.

On September 15, 2011, the FASB issued authoritative guidance in respect of the simplification of the testing of goodwill impairment. The ASU is, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In certain cases this will allow an entity to forego the existing two-step goodwill impairment test. This guidance is applicable for fiscal years beginning after December 15, 2011. The implementation of this accounting pronouncement did not have a material impact on our financial statements.

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

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 122,800 shares reserved and available for grant at September 30, 2012. There were 238,000 shares reserved and available for grant at September 30, 2011.  There were no options exercised in 2012 or in 2011.

Recipients of grants or options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (“SAR”s). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Option transactions under the plans for the two years ended September 30, 2012 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2010	46,000	$5.62	2 years	$25,400
Exercised in 2011	-	$-	-	-
Cancelled in 2011	-	$-	-	-
Outstanding at September 30, 2011	46,000	$5.62	1 year	$65,500
Exercisable at September 30, 2011	41,000	$5.75	1 year	$56,700
Exercised in 2012	-	$-	-	-
Cancelled in 2012	(10,000)	$9.60	-	-
Outstanding at September 30, 2012	36,000	$4.51	0.6 years	$11,800
Exercisable at September 30, 2012	33,500	$4.51	0.6 years	$11,100

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $4.75 market price of the Company’s common stock at September 30, 2012.

Details of options outstanding at September 30, 2012 were as follows:

Price range	Shares under option	Weighted average remaining contractual life
$4.37 - $ 6.56	36,000	0.6 years

In December 2011, the Company granted 110,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $561,000 based on the fair market value of stock on the date of issue. Compensation expense is being charged to income on a straight line basis over five years. The charge to income for these restricted stock grants in 2012 was $84,000 and the subsequent charge will be approximately $28,000 on a quarterly basis.

In January 2012, the Company granted 15,200 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2013 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $80,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in 2012 was $53,000 and the subsequent charge will be approximately $20,000 on a quarterly basis.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the two years ended September 30, 2012 were as follows:
(in thousands of shares)
	2012	2011
Beginning Balance – Non-vested	50.0	60.0
Granted to employees – 5 year vesting	110.0	-
Granted to non-employee directors – 1 year vesting	15.2	20.0
Vested	(31.0)	(30.0)
Forfeited	-	-
Ending Balance – Non-vested	144.2	50.0
Weighted-average fair value for shares granted during the year	$5.69	$8.75
Weighted-average fair value for shares vested during the year	$7.10	$3.56
Weighted-average fair value for ending balance - non-vested	$5.22	$5.21

As of September 30, 2012, there was $531,000 of compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.9 years.

Stock-based compensation expense was $242,000 and $186,000 for the years ended September 30, 2012 and 2011, respectively.

(4) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:
(in thousands of dollars)
	2012	2011
Domestic	$220	$(250)
Foreign	1,376	1,219
	$1,596	$969

The components of the provision for income taxes and deferred taxes for the years ended September 30, 2012 and 2011 are as follows:
(in thousands of dollars)
	2012
	Current	Deferred
Federal	$23	$53
Domestic	$14	$66
Foreign	51	194
	$88	$313

	2011
	Current	Deferred
Federal	$-	$(222)
Domestic	$17	$(60)
Foreign	141	381
	$158	$99

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

(in thousands of dollars)
	2012	2011
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$532	$322
Increases (decreases) resulting from:
Foreign tax rate differentials	(118)	(82)
State taxes net of federal tax benefit	54	8
Change in deferred tax valuation allowance	-	(177)
Foreign research incentives	(322)	(230)
U.K. rate change	225	370
Other	30	46
Income tax provision in the consolidated income statements	$401	$257

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2012 and 2011 are as follows:

		2012
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$439	$-	$2,147	$2,586
Inventory basis differences	54	-	-	-	54
Warranty reserves	19	-	-	-	19
Foreign tax credit carry forwards	-	277	-	-	277
Accrued compensation expense	14	-	-	58	72
Net operating losses	308	-	627	-	935
Other (net)	-	252	4	-	256
	395	968	631	2,205	4,199
Liabilities:
Property basis differences	-	33	-	(44)	(11)
Net asset	395	1,001	631	2,161	4,188
Valuation allowance	-	(159)	-	-	(159)
Net deferred tax asset	$395	$842	$631	$2,161	$4,029

		2011
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$449	$-	$1,668	$2,117
Inventory basis differences	49	-	-	-	49
Warranty reserves	19	-	-	-	19
Foreign tax credit carry forwards	-	275	-	-	275
Accrued compensation expense	33	-	-	-	33
Net operating losses	130	239	522	-	891
Other (net)	1	241	56	51	349
	232	1,204	578	1,719	3,733
Liabilities:
Property basis differences	-	31	-	(98)	(67)
Net asset	232	1,235	578	1,621	3,666
Valuation allowance	-	(157)	-	-	(157)
Net deferred tax asset	$232	$1,078	$578	$1,621	$3,509

The valuation allowance at September 30, 2012 relates to the realizability of foreign tax credit carryforwards in the U.S.  In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income.

The Company has generated domestic federal and state net operating losses of $813,000 which will expire in 2028 and 2013, respectively. The Company has generated foreign net operating losses of approximately $2,531,000 which have an indefinite carry forward period.

At September 30, 2012, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $11.0 million, as those amounts are considered indefinitely invested in light of the Company’s substantial non-U.S. operations. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

Uncertain tax positions

Effective October 1, 2007, the Company adopted FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The adoption of this guidance followed a review by the Company of all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required in respect of the adoption of this guidance and consequently the Company has not recorded a liability for uncertain tax positions and the Company has recorded no cumulative effect to retained earnings pursuant to the adoption of this guidance. The Company’s tax returns are open to audit from 2009 and forward.

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2012 and 2011 showing separately any items in excess of 5% of total current liabilities was as follows:
(in thousands of dollars)
	2012	2011
Accrued compensation and related costs	$1,021	$1,090
Other accrued expenses	782	1,016
	$1,803	$2,106

(6) COMMITMENTS AND CONTINGENCIES

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2012 was $173,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2013 - $188,000; 2014 - $95,000; 2015 - $95,000; 2016 - $87,000; 2017 - $87,000 and $3,096,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $241,000 in 2012 and $243,000 in 2011.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,452,000. There were no amounts outstanding on the overdraft facilities at September 30, 2012 or 2011. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. As at September 30, 2012 and 2011 there was $1,700,000 outstanding under the revolving credit facility.

(7) EMPLOYEE BENEFIT PLANS

Sevcon, Inc. has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business.  The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees. The Company uses a September 30 measurement date for its defined benefit pension plans.

The following table sets forth the estimated funded status of these frozen defined benefit plans and the amounts recognized by Sevcon, Inc.:
(in thousands of dollars)
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$23,191	$23,637
Service cost	263	331
Interest cost	1,263	1,268
Plan participants contributions	211	198
Actuarial loss (gain)	3,639	(202)
Prior service credit	-	(1,133)
Gains on curtailments	(907)	-
Benefits paid	(325)	(689)
Foreign currency exchange rate changes	810	(219)
Benefit obligation at end of year	28,145	23,191
Change in plan assets:
Fair value of plan assets at beginning of year	15,557	15,434
Return on plan assets	1,295	233
Employer contributions	626	545
Plan participants contributions	211	198
Benefits paid	(325)	(689)
Foreign currency exchange rate changes	517	(164)
Fair value of plan assets at end of year	17,881	15,557
Funded status	(10,264)	(7,634)
Liability for pension benefits recorded in the balance sheet	$(10,264)	$(7,634)

The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $7,634,000 at September 30, 2011 to a deficit of $10,264,000 at September 30, 2012.  The increase in the deficit of $2,630,000 was due to several factors.  The most significant factor was an actuarial loss of $3,639,000 of which $3,360,000 related to the Company’s U.K. defined benefit plan and $279,000 related to the Company’s U.S. defined benefit plan. The actuarial losses were largely the result of a reduction in the discount rate of the U.K. pension plan from 5.45% at September 30, 2011 to 4.70% at September 30, 2012 and a reduction in the discount rate of the U.S. pension plan from 4.55% at September 30, 2011 to 4.00% at September 30, 2012. The increase in the pension liability deficit was partially offset by a curtailment gain of $907,000 arising from the freezing of the U.K. defined benefit plan at September 30, 2012.

Amounts recognized in the balance sheets consist of:

(in thousands of dollars)
	2012	2011
Non current liabilities	10,264	$7,634

Amounts recognized in other comprehensive loss consist of:

 (in thousands of dollars)
	2012	2011
Actuarial loss, net of $706,000 tax benefit (2011: net of $188,000 tax benefit)	$(2,344)	$(194)
Prior service (loss) gain, net of $5,000 tax benefit (2011: net of $279,000 tax provision)	(18)	836
	$(2,362)	$642

The Sevcon, Inc. net pension cost included the following components:

(in thousands of dollars)
	2012	2011
Components of net periodic benefit cost:
Service cost	$263	$331
Interest cost	1,263	1,268
Expected return on plan assets	(1,158)	(1,126)
Amortization of prior service gain	(24)	(18)
Amortization of net actuarial loss	332	310
Net periodic benefit cost	$676	$765
Net cost of defined contribution plans	$160	$77

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2012 and 2011 were as set out below:

	2012	2011
Plan obligations:
Discount rate	4.61%	5.34%
Rate of compensation increase	0.0%	2.79%
Net periodic benefit cost:
Discount rate	4.61%	5.34%
Expected long term return on plan assets	6.67%	7.26%
Rate of compensation increase	0.0%	2.79%

The changes in these assumptions reflect actuarial advice and changing market conditions and experience. There is no compensation increase assumed in 2013 and in future years as both the U.K. and the U.S. defined benefit pension plans have been frozen and therefore there will be no future benefits earned by employees under these benefit arrangements.

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

At September 30, 2012, the assets of the U.S. plan were invested 88% in mutual funds and 12% in cash and cash equivalents. The U.S. plan had a deficit of $930,000, or 29% of the total U.S. benefit obligation, as at September 30, 2012. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next seven years. The Company established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

At September 30, 2012, the assets of the U.K. plan were invested 79% in equity securities, 10% in U.K. government bonds, 10% in U.K. corporate bonds and 1% in cash and cash equivalents. The U.K. plan was frozen effective September 30, 2012 and in consequence there will be no future accrual earned by U.K. employees under this defined benefit arrangement. The U.K. plan had a deficit of $9,334,000, or 38% of the total U.K. benefit obligation, as at September 30, 2012. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next ten years. The Company has established a defined contribution pension plan for current and future U.K. employees effective October 1, 2012.

As a result of the September 30, 2012 amendment to freeze future pension benefits in the U.K pension plan, the Company recognized a pre-tax pension curtailment gain of $794,000 which was credited to operating income in the fourth quarter of 2012. This curtailment gain represents the unamortized prior service credit from a 2011 plan amendment to change the inflation index for deferred pension plan members from the Retail Prices Index to the Consumer Prices Index.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

The table below presents information about our plan assets measured and recorded at fair value as of September 30, 2012, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).
 (in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	6,148	-	-
Standard Life UK Indexed Linked Fund	1,576	-	-
Standard Life Long Corporate Bond Fund	1,581	-	-
CF Ruffer Absolute Return Fund	6,168	-	-
U.S. Mutual Funds	2,060	-	-
U.S. Exchange Traded Funds	185	-	-
Other Types of Investments
Cash	163	-	-
Total	17,881	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

 (in thousands of dollars)
2013	$390
2014	535
2015	689
2016	757
2017	765
2018 – 2022	4,252

In 2013 it is estimated that the Company will make contributions to the U.K. and U.S. defined benefit pension plans of $510,000.  Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the assumptions described above.

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

 (in thousands of dollars)
			2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$33,825	$1,690	$-	$35,515
Inter-segment revenues	-	19	-	19
Operating income (loss)	1,584	(86)	2	1,500
Depreciation	507	89	2	598
Identifiable assets	21,855	1,270	436	23,561
Capital expenditures	340	86	-	426
			2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	$30,039	$2,247	$-	$32,286
Inter-segment revenues	-	26	-	26
Operating income (loss)	1,232	392	(555)	1,070
Depreciation	574	78	2	654
Identifiable assets	21,382	1,291	274	22,947
Capital expenditures	571	64	-	635

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

 (in thousands of dollars)
	2012	2011
Sales:-
U.S. sales	$15,516	$15,178
Foreign sales:
United Kingdom	10,137	8,787
France	9,862	8,321
Total Foreign	19,999	17,108
Total sales	$35,515	$32,286
Long-lived assets:
U.S.A.	$2,342	$2,617
Foreign:
United Kingdom	4,192	3,744
France	76	75
Korea and Japan	2	3
Total Foreign	4,270	3,822
Total	$6,612	$6,439

In the controls business segment the revenues were derived from the following products and services:

 (in thousands of dollars)
	2012	2011
Electronic controls for zero emission and hybrid electric vehicles	$25,199	$22,394
Accessory and aftermarket products and services	8,626	7,645
Total controls segment revenues	$33,825	$30,039

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

In 2012 Sevcon, Inc.'s largest customer, Renault Spain, accounted for 10% of sales and, at September 30, 2012 0% of receivables. In 2011 the largest customer accounted for 9% of sales and, at September 30, 2011, 7% of receivables.

(9) DEBT

At September 30, 2012 the Company had $117,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at September 30, 2012, $43,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2013. Included in other long term liabilities at September 30, 2012, is $74,000 which represents the principal element of the loan installments for the years 2013 and 2015. The fair market value of the debt at September 30, 2012 was $117,000.

On June 15, 2011, the Company’s wholly owned subsidiary, Sevcon USA, Inc., entered into a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in 2012, was calculated at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2012.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In July 2012, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,452,000 and which are secured against real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at September 30, 2012.

Annual principal payments on long term debt at September 30, 2012 are as follows:
 (in thousands of dollars)
2013	$43
2014	1,746
2015	28
Total	1,817

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Sevcon, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive (loss) income, stockholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Sevcon, Inc. and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevcon, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
McGladrey LLP

Boston, Massachusetts
December 20, 2012

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2012, the disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	50	President & Chief Executive Officer
Paul N. Farquhar	50	Vice President, Treasurer & Chief Financial Officer

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

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, and “Proposal 1: Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

 The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan 1998 Director Stock Option Plan	31,000 5,000	$ 4.37 $ 5.40	122,800 -
Sub Total	36,000	$ 4.51	122,800
Equity compensation plans not approved by security holders	-	-	-
Total	36,000	$ 4.51	122,800

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2013” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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
*(10)(a)
Sevcon, Inc. 1996 Equity Incentive Plan and amendment thereto (incorporated by reference to 2004 Proxy Statement filed on December 29, 2003 and Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, respectively).

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

(21)	Subsidiaries of the registrant (filed herewith).
(23)	Consent of McGladrey LLP (filed herewith).
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.1) 101
Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.

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

SEVCON, INC.

By /s/ Matthew Boyle	December 20, 2012
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 20, 2012
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 20, 2012
Paul N. Farquhar	(Principal Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 20, 2012
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 20, 2012
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 20, 2012
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 20, 2012
Bernard F. Start

/s/ David R. A. Steadman	Director	December 20, 2012
David R. A. Steadman

/s/ Paul O. Stump	Director	December 20, 2012
Paul O. Stump

/s/ Frederick.A.Wang	Director	December 20, 2012
Frederick. A. Wang

/s/ William J. Ketelhut	Director	December 20, 2012
William J. Ketelhut

SCHEDULE II
SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2012 and 2011

 (in thousands of dollars)
Allowance for doubtful accounts	2012	2011
Balance at beginning of year	49	53
Additions charged to costs and expenses	25	15
Deductions from reserves:
Accounts collected	(3)	-
Reduction in reserve	-	(1)
Write off of uncollectible accounts	(39)	(18)
Balance at end of year	32	49