Form 10-Q
period 2012-12-29
SEVCON, INC.
filed 2013-02-12
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2013
Common stock, par value $.10	3,475,306

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2012

PART I.               FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	December 29, 2012	September 30, 2012
	(unaudited)	(derived from audited Statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$2,823
Trade receivables, net of allowances for doubtful accounts of $29 at December 29, 2012 and $32 at September 30, 2012	5,070	5,289
Other receivables	306	569
Inventories	6,456	6,346
Prepaid expenses and other current assets	1,981	1,922
Total current assets	15,102	16,949
Property, plant and equipment, at cost:
Land and improvements	23	23
Buildings and improvements	740	734
Equipment	10,757	10,576
	11,520	11,333
Less: accumulated depreciation and amortization	(9,370)	(9,188)
Net property, plant and equipment	2,150	2,145
Long-term deferred tax assets	3,008	3,002
Goodwill	1,435	1,435
Other-long term assets	22	30
Total assets	$21,717	$23,561
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long term debt	$44	$43
Accounts payable	2,572	3,198
Accrued expenses	1,624	1,803
Accrued and deferred taxes on income	-	-
Total current liabilities	4,240	5,044
Liability for pension benefits	10,312	10,264
Long term debt	1,763	1,774
Total liabilities	16,315	17,082
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,475,306 shares at December 29, 2012 and at September 30, 2012	348	348
Premium paid in on common stock	5,563	5,492
Retained earnings	8,360	9,662
Accumulated other comprehensive loss	(8,869)	(9,023)
Total stockholders’ equity	5,402	6,479
Total liabilities and stockholders’ equity	$21,717	$23,561

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	December 29, 2012	December 31, 2011
Net sales	$6,640	$8,515
Cost of sales	(4,400)	(5,533)
Gross profit	2,240	2,982
Selling, research and administrative expenses	(3,425)	(2,730)
Operating (loss) income	(1,185)	252
Interest expense	(24)	(56)
Interest income	-	23
Foreign currency (loss) gain	(201)	154
(Loss) income before income tax	(1,410)	373
Income tax benefit (provision)	108	(89)
Net (loss) income	$(1,302)	$284
Basic (loss) income per share	$(.39)	$.09
Fully diluted (loss) income per share	$(.39)	$.08

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 29, 2012	December 31, 2011
Net (loss) income	$(1,302)	$284
Foreign currency translation adjustment	101	(92)
Amortization of pension transition items to income	53	46
Comprehensive (loss) income	$(1,148)	$238

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 29, 2012	December 31, 2011
Cash flow from operating activities:
Net (loss) income	$(1,302)	$284
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	146	156
Gain on sale of fixed assets	(3)	-
Stock-based compensation	71	60
Pension contributions less than pension expense	42	38
Deferred tax provision	(108)	113
Increase (decrease) in cash resulting from changes in operating assets andliabilities:
Trade and other receivables	540	(907)
Inventories	(62)	(336)
Prepaid expenses and other current assets	63	(8)
Accounts payable	(641)	(246)
Accrued expenses	(202)	(503)
Accrued and deferred taxes on income	(3)	(6)
Net cash used by operating activities	(1,459)	(1,355)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(145)	(104)
Proceeds of sale of fixed assets	4	-
Net cash used by investing activities	(141)	(104)
Cash flow used by financing activities:
Repayments of long term debt	(10)	(10)
Net cash used by financing activities	(10)	(10)
Effect of exchange rate changes on cash	76	(22)
Net decrease in cash	(1,534)	(1,491)
Beginning balance - cash and cash equivalents	2,823	1,797
Ending balance - cash and cash equivalents	$1,289	$306
Supplemental disclosure of cash flow information:
Cash paid for income taxes	3	12
Cash paid for interest	$24	$56

The accompanying notes are an integral part of these consolidated financial statements.

SEVCON, INC.

Notes to Consolidated Financial Statements – December 29, 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of December 29, 2012 and the results of operations and cash flows for the three months ended December 29, 2012. These unaudited interim financial statements should be read in conjunction with the 2012 annual consolidated financial statements and related notes included in the 2012 Sevcon, Inc. Annual Report filed on Form 10-K (the “2012 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the three month period ended December 29, 2012 are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

There have been no changes since the end of 2012 to the significant accounting policies followed by Sevcon, Inc.

(3)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 122,800 shares reserved and available for grant at December 29, 2012.   There were 138,000 shares reserved and available for grant at December 31, 2011.  There were no options granted or exercised in the quarters ended December 29, 2012 and December 31, 2011.

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

    A summary of option activity for all plans for the three months ended December 29, 2012 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	36,000	$4.51	0.6 years	$11,800
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at December 29, 2012	36,000	$4.51	0.4 years	$-
Exercisable at December 29, 2012	33,500	$4.51	0.4 years	$-
Exercisable and expected to vest at December 29, 2012	36,000	$4.51	0.4 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $3.50 and $4.75 closing market price of the Company’s common stock at December 29, 2012 and September 30, 2012, respectively.

The Company did not grant any shares of restricted stock to employees or non-employee directors in the three month period ended December 29, 2012.  In December 2011, the Company granted 110,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $561,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock will be approximately $28,000 on a quarterly basis.

A summary of restricted stock activity for the three months ended December 29, 2012 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2012	144,200	$5.22
Granted	-	$-
Vested	(33,000)	$5.20
Forfeited	-	$-
Non-vested balance as of December 29, 2012	111,200	$5.23

Stock-based compensation expense was $71,000 and $60,000 for the three month periods ended December 29, 2012 and December 31, 2011, respectively. At December 29, 2012, there was $473,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 3.8 years.

(4)           Cash dividends

                The Board of Directors  suspended dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying dividends, as conditions and the Company’s operating results improve.

(5)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	December 29, 2012	December 31, 2011
Net (loss) income	$(1,302)	$284
Weighted average shares outstanding - basic	3,339	3,313
Basic (loss) income per share	$(.39)	$.09
Common stock equivalents	18	49
Weighted average shares outstanding - diluted	3,357	3,362
Diluted (loss) income per share	$(.39)	$.08
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	36	-

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

The significant accounting policies of the segments are the same as those described above and in Note 1 to the Notes to Consolidated Financial Statements in the 2012 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 29, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	6,202	438	-	6,640
Inter-segment revenues	-	2	-	2
Operating income (loss)	(1,143)	(14)	(28)	(1,185)
Identifiable assets	20,027	1,283	407	21,717

	Three months ended December 31, 2011
	Controls	Capacitors	Corporate	Total
Sales to external customers	8,073	442	-	8,515
Inter-segment revenues	-	5	-	5
Operating income (loss)	296	(28)	(16)	252
Identifiable assets	21,118	1,147	159	22,424

In the electronic controls segment, revenues derive from the following products and services:

	(in thousands of dollars)
	Three Months ended
	December 29, 2012	December 31, 2011
Electronic controls for zero emission and hybrid electric vehicles	$4,085	$5,584
Accessory and aftermarket products and services	2,117	2,489
Total electronic controls segment revenues	$6,202	$8,073

(7)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	December 29, 2012	December 31, 2011
Research and development expense	$1,083	$817
Percentage of sales	16.3	9.6

(8)           Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three month periods ended December 29, 2012 and December 31, 2011, respectively:

	(in thousands of dollars)
	Three Months ended
	December 29, 2012	December 31, 2011
Service cost	$-	$66
Interest cost	323	312
Expected return on plan assets	(293)	(279)
Amortization of net loss	72	67
Amortization of prior service cost	-	(6)
Net periodic benefit cost	102	160
Net cost of defined contribution plans	$122	$39

The following table sets forth the movement in the liability for pension benefits in the three month periods ended December 29, 2012 and December 31, 2011:

	(in thousands of dollars)
	Three Months ended
	December 29, 2012	December 31, 2011
Liability for pension benefits at beginning of period	$10,264	$7,634
Net periodic benefit cost	102	160
Plan contributions	(60)	(122)
Amortization of net loss	(72)	(67)
Amortization of prior service cost	-	6
Effect of exchange rate changes	78	(18)
Balance at end of period	$10,312	$7,593

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	December 29, 2012	December 31, 2011
Non-current liabilities	$10,312	$7,593

Amounts recognized in accumulated other comprehensive (loss) consist of:

	(in thousands of dollars)
	December 29, 2012	December 31, 2011
Actuarial loss, net of $19,000 tax benefit (2011: net of $17,000 tax benefit)	$53	$50
Prior service gain, (2011: net of $2,000 tax charge)	-	(4)
	$53	$46

Sevcon, Inc. did not contribute to its U.S. defined benefit plan in the three months ended December 29, 2012; it presently anticipates contributing $86,000 to fund its U.S. plan in the remainder of  fiscal 2013. In addition, employer contributions to the U.K. defined benefit plan were $60,000 in the first three months and are estimated to total $426,000 in 2013.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of December 29, 2012 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns StrategiesFund	6,315	-	-
Standard Life UK Indexed Linked Fund	1,669	-	-
Standard Life Long Corporate Bond Fund	1,616	-	-
CF Ruffer Absolute Return Fund	6,388	-	-
U.S. Equity Funds	1,928	-	-
U.S. Fixed Income Funds	183	-	-

Other Types of Investments
Cash	208	-	-
Total	18,307	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2013	$390
2014	535
2015	689
2016	757
2017	765
2018 – 2022	4,252

(9)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 29, 2012	September 30, 2012
Raw materials	$2,524	$2,391
Work-in-process	7	76
Finished goods	3,925	3,879
	$6,456	$6,346

(10)           Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of December 29, 2012 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at December 29, 2012 approximated $1,807,000 (the carrying value on the consolidated balance sheet at December 29, 2012) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy described in Note 8.

(11)           Accrued expenses

Set out below is an analysis of other accrued expenses at December 29, 2012 and September 30, 2012, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	December 29, 2012	September 30, 2012
Accrued compensation and related costs	$1,004	$1,021
Other accrued expenses	620	782
	$1,624	$1,803

(12)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	December 29, 2012	December 31, 2011
Warranty reserves at beginning of period	$89	$89
Decrease in beginning balance for warranty obligations settled during the period	(8)	(2)
Foreign currency translation adjustment	3	(1)
Net increase in warranty reserves for products sold during the period	$22	$1
Warranty reserves at end of period	$106	$87

(13)           Debt

At December 29, 2012 the Company had $107,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at December 29, 2012, $44,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on December 31, 2013. Included in other long term liabilities at December 29, 2012, is $63,000 which represents the principal element of the loan installments payable in fiscal years 2014 and 2015. The fair market value of the debt at December 29, 2012 was $107,000.

                 The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the first quarter of 2013, was calculated at a margin over LIBOR.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At December 29, 2012, the Company was not in compliance with this covenant as the debt service coverage ratio was 1.11:1, but RBS Citizens has provided the Company with a waiver with regard to this non-compliance. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at December 29, 2012.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In July 2012, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,450,000 and which are secured by real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at December 29, 2012.

Annual principal payments on long term debt at December 29, 2012 are as follows:

Fiscal year                                                                                                                                                                                                                                                                                                                                                                                                                                                                                             (in thousands of dollars)
2013	$33
2014	1,746
2015	28
Total	$1,807

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

CRITICAL ACCOUNTING ESTIMATES

As of December 29, 2012, there have been no material changes to the critical accounting estimates described in the Company’s 2012 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended December 29, 2012

The following table compares the results by segment for the three months ended December 29, 2012 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	December 29, 2012	December 31, 2011	Total	Currency	Volume
Sales:
Controls - to external customers	$6,202	$8,073	(23)	-	(23)
Capacitors - to external customers	438	442	(1)	2	(3)
Capacitors - inter-segment	2	5	(60)	-	(60)
Capacitors – total	440	447	(2)	2	(4)
Total sales to external customers	6,640	8,515	(22)	-	(22)
Gross Profit:
Controls	2,105	2,836	(26)	2	(28)
Capacitors	135	146	(8)	2	(10)
Total	2,240	2,982	(25)	1	(26)
Selling research and administrative expenses:
Controls	3,248	2,540	(28)	(1)	(27)
Capacitors	149	174	14	(1)	15
Unallocated corporate expense	28	16	(75)	-	(75)
Total	3,425	2,730	(25)	(1)	(24)
Operating income (loss):
Controls	(1,143)	296	(486)	5	(491)
Capacitors	(14)	(28)	49	5	44
Unallocated corporate expense	(28)	(16)	(75)	-	(75)
Total	(1,185)	252	(570)	6	(576)
Other income and expense	(225)	121	(286)	(420)	134
(Loss) income before income tax	(1,410)	373	(478)	(132)	(346)
Income tax benefit (provision)	108	(89)	221	110	111
Net (loss) income	$(1,302)	$284	(558)	(139)	(419)

                 Sales in the first quarter of 2013 were $6,640,000 compared to $8,515,000 in the same quarter last year. This decrease was mainly in our controls business and reflected lower sales in our traditional off-road markets, as well as lower demand in the on-road sector. Foreign currency exchange rates were similar to last year and had little effect on reported sales.

Across all markets in the first quarter of 2013 the Company experienced slower demand from the middle of October to the beginning of December, after which order intake improved to a more traditional level. The higher level of order flow continued through January although there can be no assurance that this situation will continue. This, coupled with shorter lead times from customers, were the main reasons for the sales shortfall year-on-year.

In the controls business segment, sales were down from the first quarter last year in two of our three main geographic markets. Excluding foreign currency effects, revenues were down 44% from the first quarter last year in Europe, reflecting the ongoing macroeconomic weakness in that region. Sales were down in North America by 18%, but up 17% in the Far East market. The growth in the Far East was principally in Japan where we continue to see recovery after the tsunami in 2011. As in the fourth quarter of 2012, the declines in Europe and North America were centered in our traditional off-road markets for construction, distribution, mining, airport ground support and utility applications. We believe that this is due to the continued effects of a challenging macroeconomic environment, particularly in Europe. Customer demand in our fork lift truck segment was essentially flat on a year-over-year basis, slowing from the fourth quarter of 2012. In the on-road EV market, product sales to customers decreased overall from the first quarter last year. As in fourth quarter of 2012, shipments for four-wheel applications were down on a year-over-year basis, reflecting seasonal effects, technology adoption issues and consequential weak end-market demand.

In the capacitor business, volumes shipped were essentially flat compared to the first quarter last year, with higher demand from railway signaling customers offset by lower customer demand from the industrial sector.

Gross profit of $2,240,000 was 33.7% of sales in the first quarter, compared to $2,982,000 or 35.0% of sales in the same quarter last year. The reduction in the gross profit percentage compared to the prior year was largely due to fixed overhead costs being a higher percentage of sales as sales volumes decreased.

Selling, research and administrative expense in the first quarter of 2013 was $3,425,000, an increase of $695,000, or 25%, compared to the same period last year. In addition to engineering and sales staff hired in 2012, this increase reflects a final round of consulting and legal expenses related to the replacement of our defined benefit U.K. pension plan with a defined contribution arrangement effective October 1, 2012. Engineering and research and development expense as a percentage of total sales were 16.3% in the first quarter of fiscal 2013, compared with 9.6% in the first quarter of last year. This reflects our strong focus on product development as well as the year-over-year decline in revenue.

There was an operating loss for the first quarter of 2013 of $1,185,000; this compares with operating income of $252,000 in the same period last year. This is our first quarterly operating loss since the onset of the recession in the second quarter of 2009.

In the first quarter of 2013, interest expense was $24,000, a decrease of $32,000 compared to the prior year due to the Company’s U.K. bank overdraft facility not being used during the first quarter of 2013. There was a foreign currency loss of $201,000 in the first quarter of 2013 compared to a gain of $154,000 in the same period last year.

The Company recorded a loss before income taxes of $1,302,000 in the first quarter of 2013 compared to income before income taxes of $284,000 in the same period last year, and the Company recorded an income tax benefit of $108,000 compared with an income tax provision of $89,000 in the same period last year. The low tax rate in the first quarter of 2013 largely reflects the impact of the continued reduction in the corporate income tax rate in the U.K. and also the availability in the U.K. of favorable research and development tax credits which further reduces our effective U.K. income tax rate. There was a net loss after income tax benefit for the quarter of $1,302,000 or a loss of $.39 per diluted share, compared to net income after tax of $284,000, or income per diluted share of $.08, in the same quarter last year.

As discussed in Part II, Item 1A, “Risk Factors,” the continuing debt crisis in certain European countries poses significant potential risks to the Company’s business, financial position and results of operations.

Financial Condition

Cash balances at the end of the first quarter of 2013 were $1,289,000, compared to $2,823,000 on September 30, 2012, a decrease in cash of $1,534,000 in the first three months of 2013.

In the first three months of 2013, operating activities used $1,459,000 of cash. Excluding the impact of currency fluctuations, receivables decreased by $540,000, payables decreased by $641,000, and inventories increased by $62,000 in the quarter. The number of days sales in receivables decreased by one day from 64 day’s sales at September 30, 2012 to 63 days sales at December 29, 2012. Capital expenditures in the first three months were $145,000. Exchange rate changes increased reported cash by $76,000 in the first three months of 2013.

The Company had a U.K. bank loan of $107,000, of which $44,000 was short-term and $63,000 long-term debt at December 29, 2012. It has overdraft facilities in the United Kingdom amounting to $1,450,000 which were unused as of December 29, 2012 and September 30, 2012. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a facility owned by that company. Both facilities were renewed in the third quarter of 2012 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At December 29, 2012, the Company was not in compliance with this covenant as the debt service coverage ratio was 1.11:1, but RBS Citizens has provided the Company with a waiver with regard to this non-compliance. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at December 29, 2012. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at December 29, 2012. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $512,000 in fiscal 2013; should the Company suffer a material reduction in revenues in 2013 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth in Europe and North America and the continuing debt crisis in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3                      Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2013, approximately 53% of the Company’s sales were made in U.S. Dollars, 25% were made in British Pounds and 22% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of December 29, 2012. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of December 29, 2012 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at December 29, 2012:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2013	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	555	555
Accounts receivable in Euros	2,002	2,002
Accounts payable in British Pounds	556	556
Accounts payable in Euros	1,324	1,324
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	636	636
In Euros	1,943	1,943

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of December 29, 2012.

At December 29, 2012, the Company had $107,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at December 29 2012, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4                      Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of December 29, 2012, these disclosure controls and procedures were effective.

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

PART II.                      OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

In addition to the market risk factors set forth in Part I, Item 1A of our 2012 10-K and the considerations set out in Part I, Items 2 and 3 above, the Company believes that the following represent the most significant risk factors for the Company:

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

Ten customers accounted for 47% of the Company’s revenues in the first three months of 2013 and the largest customer accounted for 10% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

As of December 29, 2012, the Company’s subsidiary in the United States, Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

SEVCON, INC.

Date: February 12, 2013	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 101
Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.