Form 10-Q
period 2013-03-30
SEVCON, INC.
filed 2013-05-14
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common stock, par value $.10	3,478,189

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	March 30, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,002	$2,823
Trade receivables, net of allowances for doubtful accounts of $28 at March 30, 2013 and $32 at September 30, 2012	5,829	5,289
Other receivables	179	569
Inventories	5,963	6,346
Prepaid expenses and other current assets	2,066	1,922
Total current assets	15,039	16,949
Property, plant and equipment, at cost:
Land and improvements	21	23
Buildings and improvements	693	734
Equipment	10,196	10,576
	10,910	11,333
Less: accumulated depreciation	(8,895)	(9,188)
Net property, plant and equipment	2,015	2,145
Long-term deferred tax assets	3,354	3,002
Goodwill	1,435	1,435
Other-long term assets	37	30
Total assets	$21,880	$23,561
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long term debt	$41	$43
Accounts payable	2,978	3,198
Accrued expenses	1,967	1,803
Accrued and deferred taxes on income	50	-
Total current liabilities	5,036	5,044
Liability for pension benefits	9,518	10,264
Long term debt	1,748	1,774
Total liabilities	16,302	17,082
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,478,189 shares at March 30, 2013 and 3,475,306 at September 30, 2012	348	348
Premium paid in on common stock	5,607	5,492
Retained earnings	8,422	9,662
Accumulated other comprehensive loss	(8,799)	(9,023)
Total stockholders’ equity	5,578	6,479
Total liabilities and stockholders’ equity	$21,880	$23,561

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$8,017	$10,101	$14,657	$18,616
Cost of sales	(5,010)	(6,479)	(9,410)	(12,012)
Gross profit	3,007	3,622	5,247	6,604
Selling, research and administrative expenses	(2,865)	(2,927)	(6,290)	(5,657)
Restructuring charge	(605)	-	(605)	-
Operating (loss) income	(463)	695	(1,648)	947
Interest expense	(26)	(34)	(50)	(90)
Interest income	1	-	1	23
Foreign currency (loss) gain	(88)	(33)	(289)	121
(Loss) income before income tax	(576)	628	(1,986)	1,001
Income tax benefit (provision)	638	(158)	746	(247)
Net income (loss)	62	470	(1,240)	754
Basic income (loss) per share	$.02	$.14	$(.37)	$.23
Fully diluted income (loss) per share	$.02	$.14	$(.37)	$.22

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income (loss)	62	470	(1,240)	754
Foreign currency translation adjustment	20	163	121	71
Pension liability adjustment, net of tax	50	46	103	92
Comprehensive income (loss)	$132	$679	$(1,016)	$917

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	March 30, 2013	March 31, 2012
Cash flow from operating activities:
Net (loss) income	$(1,240)	$754
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	309	303
Gain on sale of fixed assets	(3)	-
Stock-based compensation	168	126
Pension contributions (greater than) less than pension expense	(20)	75
Deferred tax (benefit) provision	(912)	274
Increase (decrease) in cash resulting from changes in operating assets andliabilities:
Trade and other receivables	(300)	(1,940)
Inventories	115	(38)
Prepaid expenses and other current assets	54	(172)
Accounts payable	(52)	1,008
Accrued expenses	207	(516)
Accrued and deferred taxes on income	147	(168)
Net cash used by operating activities	(1,527)	(294)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(307)	(272)
Proceeds of sale of fixed assets	4	2
Net cash used by investing activities	(303)	(270)
Cash flow used by financing activities:
Repayments of long term debt	(21)	(20)
Purchase and retirement of common stock	(53)	-
Net cash used by financing activities	(74)	(20)
Effect of exchange rate changes on cash	83	71
Net decrease in cash	(1,821)	(513)
Beginning balance - cash and cash equivalents	2,823	1,797
Ending balance - cash and cash equivalents	$1,002	$1,284
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$79
Cash paid for interest	50	90

The accompanying notes are an integral part of these consolidated financial statements.

SEVCON, INC.

Notes to Consolidated Financial Statements – March 30, 2013

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of March 30, 2013 and the results of operations and cash flows for the six months ended March 30, 2013. These unaudited interim financial statements should be read in conjunction with the 2012 annual consolidated financial statements and related notes included in the 2012 Sevcon, Inc. Annual Report filed on Form 10-K (the “2012 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the six month period ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

(2)           Summary of significant accounting policies

Other than the new accounting pronouncement as set forth in Note 3 below, there have been no changes since the end of 2012 to the significant accounting policies followed by Sevcon, Inc.

(3)           New accounting pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective for the company in 2013. Adoption of this standard, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

(4)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 106,000 shares reserved and available for grant at March 30, 2013.   There were 122,800 shares reserved and available for grant at March 31, 2012.  There were no options granted or exercised in the periods ended March 30, 2013 and March 31, 2012.

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

A summary of option activity for all plans for the six months ended March 30, 2013 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	36,000	$4.51	0.6 years	$11,800
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 30, 2013	36,000	$4.51	0.1 years	$-
Exercisable at March 30, 2013	33,500	$4.51	0.1 years	$-
Exercisable and expected to vest at March 30, 2013	33,500	$4.51	0.4 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $3.73 and $3.50 closing market price of the Company’s common stock at March 30, 2013 and September 30, 2012, respectively.

In January 2013, the Company granted 16,800 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2014 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $72,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first six months of fiscal 2013 was $12,000 and the subsequent charge will be approximately $18,000 on a quarterly basis.

A summary of restricted stock activity for the six months ended March 30, 2013 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2012	144,200	$5.22
Granted	16,800	$4.26
Vested	(57,200)	$5.24
Non-vested balance as of March 30, 2013	103,800	$5.05

Stock-based compensation expense was $97,000 and $168,000 for the three and six month periods ended March 30, 2013. In the three month period ended March 30, 2013, the stock-based compensation expense of $97,000 included $47,000 in respect of the cost of the acceleration of restricted stock awards for one employee who left the Company during the period.  The severance cost for that employee, including the $47,000 accelerated stock-based compensation expense, is included in the restructuring charge outlined in Note 15 below. At March 30, 2013, there was $454,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.9 years.

(5)           Cash dividends

The Board of Directors suspended dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(6)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three Months ended		Six Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income (loss)	$62	$470	$(1,240)	$754
Weighted average shares outstanding – basic	3,363	3,336	3,351	3,313
Basic income (loss) per share	$0.02	$.14	$(0.37)	$.23
Common stock equivalents	-	41	2	43
Weighted average shares outstanding – diluted	3,363	3,377	3,353	3,356
Diluted income (loss) per share	$0.02	$.14	$(0.37)	$.22
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	36	36	-	36

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

	(in thousands of dollars)
	Three months ended March 30, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	7,581	436	-	8,017
Inter-segment revenues	-	4	-	4
Operating loss	(293)	(7)	(163)	(463)
Identifiable assets	20,242	1,147	491	21,880

	Three months ended March 31, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,702	$399	$-	$10,101
Inter-segment revenues	-	9	-	9
Operating income (loss)	743	(18)	(30)	695
Identifiable assets	23,159	1,144	344	24,647

	Six months ended March 30, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	$13,783	$874	$-	$14,657
Inter-segment revenues	-	6	-	6
Operating loss	(1,436)	(21)	(191)	(1,648)
Identifiable assets	20,242	1,147	491	21,880

	Six months ended March 31, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,775	$841	$-	$18,616
Inter-segment revenues	-	14	-	14
Operating income (loss)	1,039	(46)	(46)	947
Identifiable assets	23,159	1,144	344	24,647

In the electronic controls segment, revenues derive from the following products and services:

(in thousands of dollars)
	Three Months ended		Six Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Electronic controls for zero emission and hybrid electric vehicles	$6,043	$7,595	$10,128	$13,179
Accessory and aftermarket products and services	1,538	2,107	3,655	4,596
Total electronic controls segment revenues	$7,581	$9,702	$13,783	$17,775

(8)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

(in thousands of dollars)
	Three Months ended		Six Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Research and development expense, net of grants receivable	$1,004	$826	$2,087	$1,643
Percentage of sales	13%	8%	14%	9%

(9)           Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three and six month periods ended March 30, 2013 and March 31, 2012, respectively:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$-	$65	$-	$131
Interest cost	313	338	636	650
Expected return on plan assets	(297)	(291)	(590)	(570)
Amortization of net loss	68	67	140	134
Amortization of prior service cost	-	(6)	-	(12)
Net periodic benefit cost	84	173	186	333
Net cost of defined contribution plans	$121	$51	$243	$90
Net cost of all employee benefit plans	$205	$224	$429	$423

The following table sets forth the movement in the liability for pension benefits in the six month period ended March 30, 2013:

(in thousands of dollars)
Six Months ended
March 30, 2013
Liability for pension benefits at beginning of period	$10,264
Net periodic benefit cost	186
Plan contributions	(206)
Amortization of net loss	(140)
Effect of exchange rate changes	(586)
Balance at end of period	$9,518

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	March 30, 2013	September 30, 2012
Non-current liabilities	$9,518	$10,264

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Actuarial loss, net of $37,000 tax benefit for the six month period (2012 : net of $33,000 tax benefit)	$50	$51	$103	$101
Prior service gain, (2012 : net of $3,000 tax charge for the six month period)	-	(5)	-	(9)
	$50	$46	$103	$92

Sevcon, Inc. contributed $29,000 to its frozen U.S. defined benefit plan in the six months ended March 30, 2013; it presently anticipates contributing $57,000 to fund its U.S. plan in the remainder of fiscal 2013. In addition, employer contributions to the U.K. defined benefit plan were $177,000 in the first six months and are estimated to total $404,000 in 2013.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of March 30, 2013 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns StrategiesFund	6,086	-	-
Standard Life U.K. Indexed Linked Fund	1,691	-	-
Standard Life Long Corporate Bond Fund	1,523	-	-
CF Ruffer Absolute Return Fund	6,492	-	-
U.S. Equity Funds	1,171	-	-
U.S. Fixed Income Funds	1,051	-	-

Other Types of Investments
Cash	287	-	-
Total	18,301	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2013	$390
2014	535
2015	689
2016	757
2017	765
2018 – 2022	4,252

(10)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	March 30, 2013	September 30, 2012
Raw materials	$2,295	$2,391
Work-in-process	8	76
Finished goods	3,660	3,879
	$5,963	$6,346

(11)           Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of March 30, 2013 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at March 30, 2013 approximated $1,789,000 (the carrying value on the consolidated balance sheet at March 30, 2013) based on recent financial market pricing. The long term debt represents a level 2 liability in accordance with the fair value hierarchy since it is based on significant observable inputs.

(12)           Accrued expenses

Set out below is an analysis of other accrued expenses at March 30, 2013 and September 30, 2012, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	March 30, 2013	September 30, 2012
Accrued compensation and related costs	$1,018	$1,021
Other accrued expenses	949	782
	$1,967	$1,803

(13)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Warranty reserves at beginning of period	$106	$87	$89	$89
Pre-existing warranty obligations	(7)	(6)	(15)	(8)
Other changes to pre-existing warranties	-	(8)	-	(8)
Foreign currency translation adjustment	(4)	1	(1)	-
Net (decrease) increase in warranty reserves for products sold during the period	(5)	14	17	15
Warranty reserves at end of period	$90	$88	$90	$88

(14)           Debt

At March 30, 2013 the Company had $89,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments of $4,000 comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at March 30, 2013, $41,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on March 31, 2014. Included in other long term liabilities at March 30, 2013, is $48,000 which represents the principal element of the loan installments payable in fiscal years 2014 and 2015. The fair market value of the debt at March 30, 2013 was $89,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the first quarter of 2013, was calculated at a margin over LIBOR.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at March 30, 2013.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current published interest rates.

In July 2012, the Company’s U.K. bank renewed the multi-currency overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The facilities total $1,400,000 and are secured by real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at March 30, 2013.

Annual principal payments on long term debt at March 30, 2013 are as follows:

Fiscal year (in thousands of dollars)
2013	$20
2014	1,743
2015	26
Total	$1,789

(15)           Restructuring charge

In February 2013, the Company announced a limited restructuring program in the controls business segment to reduce operating expense in response to the uncertain economic environment and the resultant lower demand for the Company’s products experienced in the first quarter of 2013. The program, which was completed in March 2013, resulted in the termination of 8 employees across the Company’s operations in the U.S. and the U.K. There was a restructuring charge in the second quarter of fiscal 2013 of $605,000 before taxes, which comprised one-time employee severance costs, associated professional fees, consultant costs and other costs relating to this program.

The following table summarizes the components of the restructuring charge for the period ended March 30, 2013:

(in thousands of dollars)
Severance and other related costs	$343
Consultant costs, professional fees and other costs	262
Total restructuring charge	$605

The following table summarizes the liabilities related to the 2013 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2012	Charges	Payments	Balance at March 30, 2013
Severance and other related costs	-	343	(343)	-
Consultant costs, professional fees and other costs	-	262	(75)	187
Total	-	605	(418)	187

(16)         Subsequent events

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

CRITICAL ACCOUNTING ESTIMATES

As of March 30, 2013, there have been no material changes to the critical accounting estimates described in the Company’s 2012 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended March 30, 2013 and March 31, 2013

The following table compares the results by segment for the three months ended March 30, 2013 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	March 30, 2013	March 31, 2012	Total	Currency	Volume
Sales:
Controls - to external customers	$7,581	$9,702	(22)	(1)	(21)
Capacitors - to external customers	436	399	9	(3)	12
Capacitors - inter-segment	4	9	(56)	1	(55)
Capacitors – total	440	409	8	(3)	11
Total sales to external customers	8,017	10,101	(21)	(1)	(20)
Gross Profit:
Controls	2,856	3,479	(18)	7	(25)
Capacitors	151	143	6	(3)	9
Total	3,007	3,622	(17)	7	(24)
Selling, research and administrative expenses and restructuring charge:
Controls	(3,149)	(2,736)	(15)	1	(16)
Capacitors	(158)	(161)	2	-	2
Unallocated corporate expense	(163)	(30)	(443)	-	(443)
Total	(3,470)	(2,927)	(19)	1	(20)
Operating (loss) income:
Controls	(293)	743	(139)	40	(179)
Capacitors	(7)	(18)	61	17	(78)
Unallocated corporate expense	(163)	(30)	(443)	-	(443)
Total	(463)	695	(167)	42	(209)
Other income and expense	(113)	(67)	(69)	147	(216)
(Loss) income before income tax	(576)	628	(192)	62	(254)
Income tax benefit (provision)	638	(158)	503	(22)	(481)
Net income	$62	470	(86)	90	(176)

Sales in the second quarter of 2013 were $8,017,000 compared to $10,101,000 in the same quarter last year. This decrease was mainly in our controls business and reflected lower sales to customers in our traditional off-road markets, as well as lower demand in the four-wheel on-road sector which reflects the challenging conditions in these segments of our business. However, it is an improvement from the $6,640,000 recognized in the first quarter of fiscal 2013. This reflects a continuation of product demand fluctuations in most of our markets that began in the fourth quarter of fiscal 2012 and underscores the cyclicality of the business.  Foreign currency exchange rates were similar to last year and had little effect on reported sales.

In our controls business segment, sales were down from the second quarter last year in all three of our main geographic markets. Excluding foreign currency effects, revenues declined 22% in North America, driven mainly by lower demand in our traditional off-road markets. Sales in Europe were down 26%, reflecting lower shipments to Renault as well as the ongoing European recession. Sales were down 20% in the Far East, where lower demand for distribution and mining vehicles in China more than offset stronger product demand for aerial work platform applications in Asia generally. Compared with the first fiscal quarter, however, the stronger sales for aerial work platform and other construction applications that reflect higher levels of building investment in the Far East led an overall improvement in Asia, driving a 21% sequential increase in total sales.  Foreign currency exchange rates were similar to those a year ago, with foreign exchange decreasing reported sales by 1% year-over-year.

Although sales in both the off-road and 4-wheel on-road sectors of our business remained disappointing, we saw continuing growth in controller shipments for two-wheel on-road applications such as electric scooters and motorcycles. As in the first fiscal quarter, this was driven by increased European and Asian demand in scooter applications and by our business with motorcycle manufacturers in North America.

In the capacitor business, sales were 9% higher than in the second quarter last year with higher demand from railway signaling customers and audio equipment manufacturers.

Gross profit of $3,007,000 was 37.5% of sales in the first quarter, compared to $3,622,000 or 35.9% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was due to improved sales mix in the controls business.

Selling, research and administrative expense in the second quarter of 2013, excluding a one-time restructuring charge of $605,000, was $2,865,000, which was essentially flat with the same period last year, reflecting our strong focus on product development and with it the addition of engineering staff this past year. Engineering and research and development expense as a percentage of total sales was 13% in the second quarter of fiscal 2013, compared with 9% in the same period last year; this reflects both  increased investment in engineering and product development as well as the year-over-year decline in revenue. In the second quarter the Company announced a restructuring program in the controls business segment to reduce operating expense in response to the uncertain economic environment and the resultant lower demand for the Company’s products in the first quarter of 2013. This program, which was completed in March 2013, resulted in the termination of eight employees across the Company’s operations in the U.S. and the U.K. The restructuring charge of $605,000 comprised one-time employee severance costs, associated professional fees, consultant costs and other costs relating to this program.

There was an operating loss for the second quarter of $463,000; this compares with operating income of $695,000 in the same period last year which included $110,000 in U.K. government grant income.

In the second quarter of 2013, interest expense was $26,000; this represents a decrease of $8,000 compared to the prior year period due to the Company’s U.K. bank overdraft facility being little used during the second quarter of 2013. There was a foreign currency loss of $88,000 in the second quarter of 2013 compared to a loss of $33,000 in the same period last year.

The Company recorded a loss before income taxes of $576,000 in the second quarter of 2013 compared to income before income taxes of $628,000 in the same period last year, and an income tax benefit of $638,000 compared with an income tax provision of $158,000, in the same period last year. The tax benefit recorded in the second quarter of 2013 reflects the significant variance in income tax rates in the jurisdictions in which the Company operates and the relative profit or loss made in each business. As a result of these factors, the effective tax rate in 2013 increased from 8% in the first quarter to 37.5% for the six month period ended March 30, 2013; this change in effective rate resulted in the high tax benefit recorded in the second quarter of 2013.  In December 2012 the U.K. government announced a reduction in the U.K. corporate income tax rate from 23% to 21% effective April 1, 2014.  It is anticipated that this tax rate reduction will be substantively enacted in U.K. law in the second half of 2013. The effect on deferred tax assets and liabilities of the change in the tax rate will be recognized in income in the period that includes the enactment date.  It is estimated that there will be a charge to income in the second half of 2013 to write down the value of the U.K. deferred tax asset from 23% to 21% of approximately $200,000.

There was net income for the quarter, after income tax benefit, of $62,000 or $0.02 per diluted share, compared to net income after tax of $470,000, or income of $.14 per diluted share in the same quarter last year.

Six months ended March 30, 2013 and March 31, 2012

The following table compares the first half year results by segment for the six months ended March 30, 2013 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Six months ended		Favorable (unfavorable) % change due to:
	March 30, 2013	March 31, 2012	Total	Currency	Volume
Sales:
Controls - to external customers	$13,783	$17,775	(22)	(1)	(21)
Capacitors - to external customers	874	841	4	-	4
Capacitors - inter-segment	6	14	(57)	(1)	(56)
Capacitors - total	880	855	3	-	3
Total sales to external customers	14,657	18,616	(21)	(1)	(20)
Gross Profit:
Controls	4,961	6,315	(21)	5	(26)
Capacitors	286	289	-	-	-
Total	5,247	6,604	(21)	5	(26)
Selling, research and administrative expenses and restructuring charge:
Controls	(6,397)	(5,276)	(21)	-	(21)
Capacitors	(307)	(335)	8	-	8
Unallocated corporate expense	(191)	(46)	(315)	-	(315)
Total	(6,895)	(5,657)	(22)	-	(22)
Operating (loss) income:
Controls	(1,436)	1,039	(238)	30	(268)
Capacitors	(21)	(46)	54	4	(58)
Unallocated corporate expense	(191)	(46)	(315)	-	(315)
Total	(1,648)	947	(274)	32	(306)
Other income and expense	(338)	54	726	(759)	33
(Loss) income before income tax	(1,986)	1,001	(298)	(10)	(288)
Income tax benefit (provision)	746	(247)	402	(54)	(348)
Net (loss) income	$(1,240)	$754	(264)	4	(268)

Sales in the six months ended March 30, 2013 were $14,657,000, a decrease of $3,959,000, or 21%, compared to the same period last year when sales were $18,616,000. Foreign currency exchange rates were similar to last year and had little effect on reported sales.

In the controls business segment, volumes shipped were lower in all geographic regions in which the Company operates; Europe, North America and the Far East were 34%, 20% and 7% lower, respectively, compared to the same period last year. The Company’s traditional markets for fork lift trucks and mining equipment were 26% lower than the same period last year although sales for aerial work platform applications were flat year-on-year with strong product demand for applications in Asia in the second quarter. In the on-road segment, there were lower sales of controls for four-wheel applications although this weakness in demand was partially offset by a 13% increase in European sales for two-wheel on-road applications compared to the same period last year.

Volumes shipped in the capacitor business were 4% higher than the same period last year with higher demand from railway signaling customers and audio equipment manufacturers.

Gross profit of $5,247,000 was 35.8% of sales in this period compared to $6,604,000, or 35.5%, in the comparable period in fiscal 2012. Excluding the impact of foreign currency fluctuations, in the controller business, gross profit decreased by $1,657,000, or 26%, compared to the first six months of fiscal 2012 due to lower volumes shipped; in the capacitor business, gross profit increased by $20,000, or 7%, due to higher customer demand in the first half year compared to the prior year.

Selling, research and administrative expense, excluding a one-time restructuring charge in the second quarter of $605,000, was $6,290,000. This represented an increase of $633,000, or 11%, from the $5,657,000 recorded in the same period last year, which included U.K. government grant income of $110,000. The grant income recorded in 2012 reduced research and development expense in the period. The higher expense in fiscal 2013 reflects the Company’s strong focus on product development and, with it, the addition of engineering staff this past year.  Total selling, research and administrative expense of $6,895,000 for the second half of 2013 included the restructuring charge of $605,000 described above.

The Company recorded an operating loss in the first half of fiscal 2013 of $1,648,000 compared with operating income of $947,000 in the same period last year.  In the first half of fiscal 2013 there was a foreign currency loss of $289,000 compared to a gain of $121,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to the Euro in the first half of 2013 than in the prior year period.

In the first half of 2013 there was a foreign currency loss of $289,000 compared to a gain of $121,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro in the first half of 2013 than in the prior year period.

In the first half of 2013 the Company recorded an income tax benefit of $746,000, or 37.5% of the recorded loss before income tax, compared to an income tax charge of $247,000, or 24.7% of income before income tax in the same period in 2012.

The Company recorded a net loss for the first half of 2013 of $1,240,000 or $0.37 per share compared to net income of $754,000, or $0.22 per diluted share, in the same period in 2012.

Financial Condition

Cash balances at the end of the second quarter of 2013 were $1,002,000, compared to $2,823,000 on September 30, 2012, a decrease in cash of $1,821,000 in the first six months of 2013.

In the first six months of 2013, operating activities used $1,527,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $300,000 and payables reduced $52,000, both of which reduced cash during the period. Inventories and prepaid expenses reduced by $115,000 and $54,000, respectively, and accrued expenses and accrued taxes increased by $207,000 and $147,000, respectively, which increased cash in the period. The number of days sales in receivables increased in the first six months of 2012 by one day from 62 days at September 30, 2012 to 63 days at March 30, 2013. Capital expenditures in the first six months were $307,000. Exchange rate changes increased reported cash by $83,000 in the first six months of 2013.

The Company had a U.K. bank loan of $89,000, of which $41,000 was short-term and $48,000 long-term debt at March 30, 2013. It has overdraft facilities in the United Kingdom amounting to $1,400,000, which were unused as of March 30, 2013 and September 30, 2012. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the property owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a property owned by that company. Both facilities were renewed in the third quarter of 2012 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at March 30, 2013. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full. As of the date of our 2013 third fiscal quarter end of June 29, 2013, the amount outstanding under this credit facility will be shown in the current liabilities section of the consolidated balance sheet under current debt, representing the principal element of the loan payable in the year ending June 30, 2014.

There were no significant capital expenditure commitments at March 30, 2013. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $490,000 in fiscal 2013. Should the Company suffer a material reduction in revenues in 2013 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth in Europe and North America and the continuing debt crisis in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3     Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2013, approximately 51% of the Company’s sales were made in U.S. Dollars, 22% were made in British Pounds and 27% were made in Euros. Approximately 85% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of March 30, 2013. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of March 30, 2013 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at March 30, 2013:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2013	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	935	935
Accounts receivable in Euros	2,450	2,450
Accounts payable in British Pounds	319	319
Accounts payable in Euros	1,859	1,859
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,840	1,840
In Euros	2,944	2,944

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks. If the banking system or the fixed income or credit markets deteriorate or become volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of March 30, 2013.

At March 30, 2013, the Company had $89,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at March 30, 2013, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4    Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of March 30, 2013, these disclosure controls and procedures were effective.

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

Ten customers accounted for 45% of the Company’s revenues in the first six months of 2013 and the largest customer accounted for 9% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

As of March 30, 2013, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock reacquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended March 30, 2013, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase programs
December 30, 2012 to January 26, 2013	13,917	$3.80	-	-
January 27, 2013 to February 23, 2013	-	-	-	-
February 24, 2013 to March 30, 2013	-	-	-	-
Total	13,917	$3.80	-	-

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

SEVCON, INC.

Date: May 14, 2013	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.