Form 10-Q
period 2013-06-29
SEVCON, INC.
filed 2013-08-08
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Common stock, par value $.10	3,474,388

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2013

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	June 29, 2013	September 30, 2012
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,338	$2,823
Trade receivables, net of allowances for doubtful accounts of $30 at June 29, 2013 and $32 at September 30, 2012	6,286	5,289
Other receivables	383	569
Inventories	5,820	6,346
Prepaid expenses and other current assets	1,535	1,922
Total current assets	15,362	16,949
Property, plant and equipment, at cost:
Land and improvements	21	23
Buildings and improvements	698	734
Equipment	10,354	10,576
	11,073	11,333
Less: accumulated depreciation	(9,111)	(9,188)
Net property, plant and equipment	1,962	2,145
Long-term deferred tax assets	3,880	3,002
Goodwill	1,435	1,435
Other-long term assets	32	30
Total assets	$22,671	$23,561
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long term debt	$1,743	$43
Accounts payable	3,486	3,198
Accrued expenses	1,929	1,803
Accrued and deferred taxes on income	133	-
Total current liabilities	7,291	5,044
Liability for pension benefits	9,496	10,264
Long term debt	38	1,774
Total liabilities	16,825	17,082
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,474,388 shares at June 29, 2013 and 3,475,306 at September 30, 2012	347	348
Premium paid in on common stock	5,637	5,492
Retained earnings	8,546	9,662
Accumulated other comprehensive loss	(8,684)	(9,023)
Total stockholders’ equity	5,846	6,479
Total liabilities and stockholders’ equity	$22,671	$23,561

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$8,675	$8,878	$23,332	$27,494
Cost of sales	(5,438)	(5,925)	(14,848)	(17,937)
Gross profit	3,237	2,953	8,484	9,557
Selling, research and administrative expenses	(2,944)	(2,918)	(9,234)	(8,575)
Restructuring charge	-	-	(605)	-
Operating income (loss)	293	35	(1,355)	982
Interest expense	(28)	(32)	(78)	(122)
Interest income	-	-	1	23
Foreign currency (loss) gain	(94)	54	(383)	175
Income (loss) before income tax	171	57	(1,815)	1,058
Income tax benefit (provision)	(47)	99	699	(148)
Net income (loss)	124	$156	(1,116)	$910
Basic income (loss) per share	$0.04	$0.05	$(0.33)	$0.27
Fully diluted income (loss) per share	$0.04	$0.05	$(0.33)	$0.27

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	124	$156	(1,116)	$910
Foreign currency translation adjustment	66	(245)	187	(174)
Pension liability adjustment, net of tax	49	65	152	157
Comprehensive income (loss)	$239	$(24)	$(777)	$893

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	June 29, 2013	June 30, 2012
Cash flow from operating activities:
Net (loss) income	$(1,116)	$910
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation	458	446
Gain on sale of fixed assets	(3)	-
Stock-based compensation	215	184
Pension contributions (greater than) less than pension expense	(44)	116
Deferred tax (benefit) provision	(1,107)	159
Increase (decrease) in cash resulting from changes in operating assets andliabilities:
Trade and other receivables	(932)	(210)
Inventories	301	678
Prepaid expenses and other current assets	122	16
Accounts payable	446	(1,002)
Accrued expenses	159	(589)
Accrued and deferred taxes on income	408	(266)
Net cash (used by) provided by operating activities	(1,093)	442
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(383)	(309)
Proceeds of sale of fixed assets	4	-
Net cash used by investing activities	(379)	(309)
Cash flow used by financing activities:
Repayments of long term debt	(31)	(29)
Purchase and retirement of common stock	(70)	(69)
Net cash used by financing activities	(101)	(98)
Effect of exchange rate changes on cash	88	6
Net (decrease) increase in cash	(1,485)	41
Beginning balance - cash and cash equivalents	2,823	1,797
Ending balance - cash and cash equivalents	$1,338	$1,838
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22	$244
Cash paid for interest	78	$122

The accompanying notes are an integral part of these consolidated financial statements.

SEVCON, INC.

Notes to Consolidated Financial Statements – June 29, 2013

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of June 29, 2013 and the results of operations and cash flows for the nine months ended June 29, 2013. These unaudited interim financial statements should be read in conjunction with the 2012 annual consolidated financial statements and related notes included in the 2012 Sevcon, Inc. Annual Report filed on Form 10-K (the “2012 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the nine month period ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

(4)           Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 137,000 shares reserved and available for grant at June 29, 2013.   There were 122,800 shares reserved and available for grant at June 30, 2012.  There were no options granted or exercised in the periods ended June 29, 2013 and June 30, 2012.

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

A summary of option activity for all plans for the nine months ended June 29, 2013 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	$36,000	$4.51	0.6 years	$11,800
Granted	-	-	-	-
Exercised	$-	-	-	-
Cancelled	$(31,000)	4.37	-	-
Outstanding at June 29, 2013	5,000	$5.40	0.1 years	$-
Exercisable at June 29, 2013	$4,500	$5.40	0.1 years	$-
Exercisable and expected to vest at June 29, 2013	4,500	$5.40	0.1 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $4.49 and $3.50 closing market price of the Company’s common stock at June 29, 2013 and September 30, 2012, respectively.

In January 2013, the Company granted 16,800 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2014 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $72,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first nine months of fiscal 2013 was $30,000 and the subsequent charge will be approximately $18,000 on a quarterly basis.

A summary of restricted stock activity for the nine months ended June 29, 2013 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2012	144,200	$5.22
Granted	16,800	$4.26
Vested	(57,200)	$5.24
Non-vested balance as of June 29, 2013	103,800	$5.05

Stock-based compensation expense was $47,000 and $215,000 for the three and nine month periods ended June 29, 2013. In the nine month period ended June 29, 2013, the stock-based compensation expense of $215,000 included $47,000 in respect of the cost of the acceleration of restricted stock awards for one employee who left the Company during the period.  The severance cost for that employee, including the $47,000 accelerated stock-based compensation expense, is included in the restructuring charge outlined in Note 15 below. At June 29, 2013, there was $407,000 of unrecognized compensation expense related to share options and restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 3.1 years.

(5)           Cash dividends

The Board of Directors suspended dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(6)           Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

(in thousands except per share data)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$124	$156	$(1,116)	$910
Weighted average shares outstanding – basic	3,365	3,341	3,356	3,330
Basic income (loss) per share	$0.04	$0.05	$(0.33)	$0.27
Common stock equivalents	6	69	4	51
Weighted average shares outstanding – diluted	3,371	3,410	3,360	3,381
Diluted income (loss) per share	$0.04	$0.05	$(0.33)	$0.27
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	5	36	-	36

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

The significant accounting policies of the segments are the same as those described above and in Note 1 to the Consolidated Financial Statements in the 2012 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended June 29, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,191	$484	$-	$8,675
Inter-segment revenues	-	-	-	-
Operating income	208	29	56	293
Identifiable assets	21,072	1,149	450	22,671

	Three months ended June 30, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,488	$390	$-	$8,878
Inter-segment revenues	-	5	-	5
Operating income (loss)	(22)	(63)	120	35
Identifiable assets	20,854	1,121	173	22,148

	(in thousands of dollars)
	Nine months ended June 29, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	$21,974	$1,358	$-	$23,332
Inter-segment revenues	-	6	-	6
Operating income (loss)	(1,228)	8	(135)	(1,355)
Identifiable assets	21,072	1,149	450	22,671

	Nine months ended June 30, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$26,263	$1,231	$-	$27,494
Inter-segment revenues	-	19	-	19
Operating income (loss)	1,017	(109)	74	982
Identifiable assets	20,854	1,121	173	22,148

    In the electronic controls segment, revenues derive from the following products and services:

(in thousands of dollars)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Electronic controls for zero emission and hybrid electric vehicles	$5,718	$6,683	$14,367	$19,862
Accessory and aftermarket products and services	2,473	1,805	7,607	6,401
Total electronic controls segment revenues	$8,191	$8,488	$21,974	$26,263

(8)           Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

(in thousands of dollars)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Research and development expense, net of grants receivable	$970	$948	$3,057	$2,591
Percentage of sales	11.2%	10.7%	13.1%	9.4%

In 2011, the Company was awarded a research and development grant by the U.K. Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $30,000 and $36,000, respectively, for the three and nine month periods ended June 29, 2013 associated with research and development expense of $108,000. The Company also recorded grant income of $12,000 in the three and ninth month periods ended June 30, 2012 associated with research and development expense of $35,000 on this project. The grant income in 2013 and 2012 was recorded as a reduction of research and development expense.

In 2010, the Company was awarded a research and development grant by the U.K. Technology Strategy Board, to participate in a consortium of organizations on a project to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this U.K. Technology Strategy Board project of $37,000 and $147,000 for the three and nine month periods ended June 30, 2012 respectively, associated with research and development expense of $322,000. The Company did not record any income in respect of this Technology Strategy Board grant in the three and ninth month periods ended June 29, 2013. The grant income in 2012 was recorded as a reduction of research and development expense.

(9)           Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three and nine month periods ended June 29, 2013 and June 30, 2012, respectively:

	(in thousands of dollars)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$-	$67	$-	$198
Interest cost	309	308	945	958
Expected return on plan assets	(286)	(288)	(876)	(858)
Amortization of net loss	68	98	208	232
Amortization of prior service cost	-	(6)	-	(18)
Net periodic benefit cost	$91	$179	$277	$512
Net cost of defined contribution plans	$103	$35	$346	$125
Net cost of all employee benefit plans	$194	$214	$623	$637

The following table sets forth the movement in the liability for pension benefits in the nine month period ended June 29, 2013:

	(in thousands of dollars)
	June 29, 2013	June 30, 2012
Liability for pension benefits at beginning of period	$10,264	$7,634
Net periodic benefit cost	277	512
Plan contributions	(321)	(396)
Amortization of net loss	(208)	(232)
Amortization of prior service costs	-	18
Effect of exchange rate changes	(516)	(13)
Balance at end of period	$9,496	$7,523

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	June 29, 2013	September 30, 2012
Non-current liabilities	$9,496	$10,264

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Actuarial loss, net of $19,000 and $56,000 tax benefit for the three and nine month periods, respectively (2012 : net of $63,000 tax benefit)	$49	$68	$152	$169
Prior service gain, (2012 : net of $3,000 and $6,000 tax charge for the three and nine month periods, respectively)	-	(3)	-	(12)
	$49	$65	$152	$157

Sevcon, Inc. contributed $29,000 to its frozen U.S. defined benefit plan in the nine months ended June 29, 2013; it presently anticipates contributing a further $57,000 to fund its U.S. plan in the remainder of fiscal 2013. In addition, employer contributions to the U.K. defined benefit plan were $292,000 in the first nine months and are estimated to total $407,000 in 2013.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of June 29, 2013 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.
(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns StrategiesFund	6,107	-	-
Standard Life U.K. Indexed Linked Fund	1,580	-	-
Standard Life Long Corporate Bond Fund	1,475	-	-
CF Ruffer Absolute Return Fund	6,473	-	-
U.S. Equity Funds and Mutual Funds	1,388	-	-
U.S. Fixed Income Funds	809	-	-

Other Types of Investments
Cash	356	-	-
Total	18,188	-	-

*
Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2013	$390
2014	535
2015	689
2016	757
2017	765
2018 – 2022	4,252

(10)           Inventories

Inventories were comprised of:

	(in thousands of dollars)
	June 29, 2013	September 30, 2012
Raw materials	$2,170	$2,391
Work-in-process	7	76
Finished goods	3,643	3,879
	$5,820	$6,346

(11)           Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of June 29, 2013 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at June 29, 2013 approximated $1,781,000 (the carrying value on the consolidated balance sheet at June 29, 2013) based on recent financial market pricing. The long term debt represents a level 2 liability in accordance with the fair value hierarchy since it is based on significant observable inputs.

(12)           Accrued expenses

Set out below is an analysis of other accrued expenses at June 29, 2013 and September 30, 2012, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	June 29, 2013	September 30, 2012
Accrued compensation and related costs	$1,074	$1,021
Other accrued expenses	855	782
	$1,929	$1,803

(13)           Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Warranty reserves at beginning of period	$90	$88	$89	$89
Pre-existing warranty obligations	(5)	(8)	(20)	(16)
Other changes to pre-existing warranties	-	-		(8)
Foreign currency translation adjustment	-	(1)	(1)	(1)
Net (decrease) increase in warranty reserves for products sold during the period	40	-	57	15
Warranty reserves at end of period	$125	$79	$125	$79

(14)           Debt

At June 29, 2013 the Company had $81,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments of $4,000 comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at June 29, 2013, $43,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on June 30, 2014. Included in other long term liabilities at June 29, 2013, is $38,000 which represents the principal element of the loan installments payable in fiscal years 2014 and 2015. The fair market value of the debt at June 29, 2013 was $81,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the third quarter of 2013, was calculated at a margin over LIBOR.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at June 29, 2013.  This $1,700,000 is shown in the accompanying consolidated balance sheet under current portion of long term debt. The carrying value of the debt approximated to fair value based on current published interest rates.

In July 2013, the Company’s U.K. bank renewed the multi-currency overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The facilities total $1,400,000 and are secured by real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank.  Of the $1,400,000 facilities, $342,000 was drawn down at June 29, 2013.  At June 29, 2013, the Company had a positive bank balance of $657,000 with its main bankers, The Royal Bank of Scotland Group, including the $342,000 overdraft facility drawn down in the Company’s U.K. subsidiary.

Annual principal payments on long term debt at June 29, 2013 are as follows:

Fiscal year (in thousands of dollars)
2013	$10
2014	1,743
2015	28
Total	$1,781

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

The following table summarizes the components of the restructuring charge for the period ended June 29, 2013:

(in thousands of dollars)
Severance and other related costs	$343
Consultant costs, professional fees and other costs	262
Total restructuring charge	$605

The following table summarizes the liabilities related to the 2013 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2012	Charges	Payments	Balance at June 29, 2013
Severance and other related costs	-	343	(343)	-
Consultant costs, professional fees and other costs	-	262	(216)	46
Total	-	605	(559)	46

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

CRITICAL ACCOUNTING ESTIMATES

As of June 29, 2013, there have been no material changes to the critical accounting estimates described in the Company’s 2012 10-K. However, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended June 29, 2013 and June 30, 2012

The following table compares the results by segment for the three months ended June 29, 2013 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	June 29, 2013	June 30, 2012	Total	Currency	Volume
Sales:
Controls - to external customers	$8,191	$8,488	(4)	(1)	(3)
Capacitors - to external customers	484	390	24	(4)	28
Capacitors - inter-segment	-	5	(100)	-	(100)
Capacitors – total	484	395	23	(4)	27
Total sales to external customers	8,675	8,878	(2)	(1)	(1)
Gross Profit:
Controls	3,039	2,840	7	(11)	18
Capacitors	198	113	74	(6)	80
Total	3,237	2,953	10	(10)	20
Selling, research and administrative expenses:
Controls	(2,831)	(2,862)	1	2	(1)
Capacitors	(169)	(176)	4	3	1
Unallocated corporate (expense) income	56	120	53	-	53
Total	(2,944)	(2,918)	(1)	2	(3)
Operating income:
Controls	208	(22)	1,045	(1,158)	2,203
Capacitors	29	(63)	146	(2)	148
Unallocated corporate (expense) income	56	120	53	-	53
Total	293	35	737	(731)	1,468
Other income and expense	(122)	22	(655)	(431)	(224)
Income before income tax	171	57	200	(615)	815
Income tax (provision) benefit	(47)	99	(147)	(59)	(88)
Net income	$124	$156	(21)	(262)	241

Sales in the third quarter of 2013 were $8,675,000 compared to $8,878,000 in the same quarter last year. This decrease was in our controls business segment and reflected lower sales to customers in our four-wheel on-road sector and a continuation of the lower demand from mining customers offset somewhat by increased sales in two-wheel on-road applications and our other traditional markets of aerial work platforms and fork lift trucks. The reduction in sales to our four-wheel on-road customers was limited to one customer. Sales to the mining sector were lower this year to all customers in this sector reflecting weakness in the coal mining sector globally.

In our controls business segment, sales in our third quarter were lower than in the third quarter last year in both Europe and North America, but higher in the Far East. Excluding foreign currency effects, revenues declined 6% in North America, driven almost entirely by lower demand from our mining customers. Sales in Europe were down 16%, reflecting lower shipments to Renault offset by higher shipments to two-wheel on-road customers and our traditional markets, despite the ongoing European recession. Sales were 57% higher in the Far East, where we experienced higher demand in China and Japan. The improvement in sales for construction and on-road applications we experienced in our second quarter continued into the third quarter. Higher demand from customers in the aerial work platform, fork lift truck and four-wheel on-road sectors drove the 57% improvement in sales in the Far East.

In what remains a challenging set of markets globally, we are happy overall with the progress being made in sales to two-wheel on-road applications which continued to improve this quarter. Sales to our traditional markets were less volatile than in the first half of this year. Excluding the decrease in demand from Renault, sales to our remaining four-wheel on-road customers increased in the quarter.

In the capacitor business, sales were 24% higher than in the third quarter last year due mainly to higher demand from railway signaling customers.

Gross profit of $3,237,000 was 37.3% of sales in the third quarter, compared to $2,953,000 or 33.3% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was due to improved sales mix in the controls business.

Selling, research and administrative expense in the third quarter of 2013 was essentially flat with the same period last year, reflecting our continuing focus on product development and engineering this past year. Engineering and research and development expense as a percentage of total sales was 11.2% in the third quarter of fiscal 2013, compared with 10.7% in the same period last year; this reflects both  increased investment in engineering and product development as well as the small year-over-year decline in revenue.

There was operating income for the third quarter of $293,000; this compares with operating income of $35,000 in the same period last year which included $49,000 in U.K. government grant income.

In the third quarter of 2013 there was a foreign currency loss of $94,000 compared to a gain of $54,000 in the same period last year. The Company recorded an interest expense of $28,000 in the quarter compared to an expense of $32,000 in the same period last year.

The Company recorded income before income taxes of $171,000 in the third quarter of 2013 compared to income before income taxes of $57,000 in the same period last year, and an income tax charge of $47,000 compared with an income tax benefit of $99,000, in the same period last year. In December 2012 the U.K. government announced a reduction in the U.K. corporate income tax rate from the present rate of 23% to 21% effective April 1, 2014 and a further reduction to 20% effective April 1, 2015. These tax rate reductions were substantively enacted in U.K. law in July 2013. The effect on deferred tax assets and liabilities of the change in the tax rate will be recognized in income in the Company’s fourth fiscal quarter of 2013.  It is estimated that there will be a charge to income in the fourth quarter to write down the value of the U.K. deferred tax asset from 23% to 21% and 20%, as appropriate, of approximately $350,000.

There was net income for the quarter, after income tax, of $124,000 or $0.04 per diluted share, compared to net income after tax of $156,000, or income of $0.05 per diluted share in the same quarter last year.

Nine months ended June 29, 2013 and June 30, 2012

The following table compares results by segment for the nine months ended June 29, 2013 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Nine months ended		Favorable (unfavorable) % change due to:
	June 29, 2013	June 30, 2012	Total	Currency	Volume
Sales:
Controls - to external customers	$21,974	$26,263	(16)	(1)	(15)
Capacitors - to external customers	1,358	1,231	10	(1)	11
Capacitors - inter-segment	6	19	(67)	(1)	(66)
Capacitors - total	1,364	1,250	9	(1)	10
Total sales to external customers	23,332	27,494	(15)	(1)	(14)
Gross Profit:
Controls	8,000	9,155	(13)	-	(13)
Capacitors	484	402	20	(2)	22
Total	8,484	9,557	(11)	-	(11)
Selling, research and administrative expenses and restructuring charge:
Controls	(9,228)	(8,138)	(13)	1	(14)
Capacitors	(476)	(511)	7	1	6
Unallocated corporate (expense)income	(135)	74	(282)	-	(282)
Total	(9,839)	(8,575)	(15)	1	(16)
Operating (loss) income:
Controls	(1,228)	1,017	(221)	5	(226)
Capacitors	8	(109)	107	(3)	110
Unallocated corporate (expense) income	(135)	74	(282)	-	(282)
Total	(1,355)	982	(238)	5	(243)
Other income and expense	(460)	76	(705)	(664)	(41)
(Loss) income before income tax	(1,815)	1,058	(272)	(43)	(229)
Income tax benefit (provision)	699	(148)	572	51	521
Net (loss) income	$(1,116)	$910	(223)	(42)	(181)

Sales in the nine months ended June 29, 2013 were $23,332,000, a decrease of $4,162,000, or 15%, compared to the same period last year when sales were $27,494,000. Foreign currency exchange rates were similar to last year and had little effect on reported sales.

In our controls business segment, sales were lower than in same period last year in both Europe and North America, but higher in the Far East. Sales in Europe and North America were lower by 27% and 16%, respectively, but sales in the Far East were 13% higher, compared to the same period last year. The Company’s traditional markets for fork lift trucks and mining equipment were 10% and 37% lower, respectively, than the same period last year. Sales for aerial work platform applications were 17% higher year-on-year with strong product demand for applications in the Far East in the second and third quarters. In the on-road vehicle segment, lower sales to Renault in Europe reduced overall demand from this segment by 49%. This reduction was partially offset by higher sales to other on-road OEMs especially manufacturers of two-wheel vehicles where volumes were 26% higher compared to the same period last year.

Volumes shipped in the capacitor business were 10% higher than the same period last year with higher demand from railway signaling customers and audio equipment manufacturers.

Gross profit of $8,484,000 was 36.4% of sales in this period compared to $9,557,000, or 34.8%, in the comparable period in fiscal 2012. Excluding the impact of foreign currency fluctuations, in the controller business, gross profit decreased by $1,142,000, or 13%, compared to the first nine months of fiscal 2012 due to lower volumes shipped; in the capacitor business, gross profit increased by $89,000, or 22%, due to higher customer demand in the first nine months compared to the prior year.

Selling, research and administrative expense, excluding a one-time restructuring charge in the second quarter of $605,000, was $9,234,000 in 2013. This represented an increase of $659,000, or 8%, from the $8,575,000 recorded in the same period last year, which included U.K. government grant income of $159,000 compared to $36,000 of grant income recorded in the first nine months of 2013. The grant income recorded in both 2012 and 2013 reduced research and development expense in the respective periods. Adjusting for the grant income received in each period, the increase in selling, research and administrative expense year-on year was $536,000 or 6%. The higher expense in fiscal 2013 reflects the Company’s continued strong focus on product development and, with it, the addition of engineering staff this past year.  Total selling, research and administrative expense of $9,839,000 for the first nine months of 2013 included the restructuring charge of $605,000 recognized in the second quarter of 2013.

The Company recorded an operating loss in the first nine months of fiscal 2013 of $1,355,000 compared with operating income of $982,000 in the same period last year.

In the first nine months of 2013 there was a foreign currency loss of $383,000 compared to a gain of $175,000 in the same period last year, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro in the first nine months of 2013 than in the prior year period.

In the first nine months of 2013 the Company recorded an income tax benefit of $699,000, or 38.5% of the recorded loss before income tax, compared to an income tax charge of $148,000, or 14.0% of income before income tax in the same period in 2012.

The Company recorded a net loss for the first nine months of 2013 of $1,116,000 or $0.33 per diluted share compared to net income of $910,000, or $0.27 per diluted share, in the same period in 2012.

Financial Condition

Cash balances at the end of the third quarter of 2013 were $1,338,000, compared to $2,823,000 on September 30, 2012, a decrease in cash of $1,485,000 in the first nine months of 2013.

In the first nine months of 2013, operating activities used $1,093,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $932,000 which reduced cash during the period. Inventories and prepaid expenses reduced by $301,000 and $122,000, respectively, and accounts payable, accrued expenses and accrued taxes increased by $446,000, $159,000 and $408,000, respectively, all of which increased cash in the period. The number of days sales in receivables decreased in the first nine months of 2013 by one day from 64 days at September 30, 2012 to 63 days at June 29, 2013. Capital expenditures in the first nine months were $383,000. Exchange rate changes increased reported cash by $88,000 in the first nine months of 2013.

The Company had a U.K. bank loan of $81,000, of which $43,000 was short-term and $38,000 long-term debt at June 29, 2013. It has overdraft facilities in the United Kingdom amounting to $1,400,000, of which $342,000 was drawn down as of June 29, 2013.  At June 29, 2013, the Company had a positive bank balance of $657,000 with its main bankers, The Royal Bank of Scotland Group, including the $342,000 overdraft facility drawn down in the Company’s U.K. subsidiary. The overdraft facilities were unused as of September 30, 2012. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the property owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a property owned by that company. Both facilities were renewed in July 2013 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at June 29, 2013. The revolving credit facility will expire on June 14, 2014 when all outstanding principal and unpaid interest will be due and payable in full. As at June 29, 2013, the amount outstanding under this credit facility is shown in the consolidated balance sheet under current portion of long term debt, representing the principal element of the loan payable in the year ending June 30, 2014. The Company has entered into discussions with RBS Citizens, National Association to extend the term of this secured revolving credit facility for a further three year term to June 2017 and hopes to successfully conclude those discussions before the end of the fiscal year.

There were no significant capital expenditure commitments at June 29, 2013. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $493,000 in fiscal 2013. Should the Company suffer a material reduction in revenues in 2013 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. However, the outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth in Europe and North America and the continuing debt crisis in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3  Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of 2013, approximately 49% of the Company’s sales were made in U.S. Dollars, 21% were made in British Pounds and 30% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of June 29, 2013. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of June 29, 2013 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at June 29, 2013:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2013	Fiscal 2014	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,092	-	1,092
Accounts receivable in Euros	2,834	-	2,834
Accounts payable in British Pounds	999	-	999
Accounts payable in Euros	1,909	-	1,909
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,888	455	2,343
In Euros	1,629	236	1,865

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks. If the banking system or the fixed income or credit markets deteriorate or become volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of June 29, 2013.

At June 29, 2013, the Company had $81,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at June 29, 2013, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4  Controls and Procedures.

(a)         Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of June 29, 2013, these disclosure controls and procedures were effective.

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

Ten customers accounted for 45% of the Company’s revenues in the first nine months of 2013 and the largest customer accounted for 9% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

As of June 29, 2013, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock reacquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended June 29, 2013, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase programs
March 31, 2013 to April 27, 2013	-	-	-	-
April 28, 2013 to May 25, 2013	-	-	-	-
May 26, 2013 to June 29, 2013	3,801	$4.49	-	-
Total	3,801	$4.49	-	-

Item 3    Defaults upon Senior Securities

None.

Item 4    Mine Safety Disclosures

Not Applicable.

Item 5    Other Information

The Company’s 2014 Annual Meeting of Stockholders will be held at 5.00 pm on Tuesday, February 4, 2014.

Item 6    Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: August 8, 2013	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 7, 2011).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.