Form 10-K
period 2013-09-30
SEVCON, INC.
filed 2013-12-20
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
                                                                                                                                                                           (Mark One)

                                        ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                                            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of March 30, 2013, 3,478,189 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $9,530,000. As of December 11, 2013, 3,474,388 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held February 4, 2014 are incorporated by reference into Part III of this report.

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

Overview of 2013

In 2013, the year started badly with significant reductions in demand during October and November from the majority of our Industrial Market customers. This reduction was so sharp that the eventual increase in customer requirements in December and our on-road markets could not offset the downturn. Consequently, sales in the first quarter were extremely poor. The improvement in market conditions in December continued throughout the second quarter. However, management decided during the second quarter that the balance of business growth and operating cost increase was out of step and we selectively reduced headcount in the second quarter to return the business to profit at a lower level of sales. The increase in demand in December continued throughout the year as we added new business and general market conditions stabilized. We ended the year with three consecutive quarters of sales growth; this was helped by new product introductions, stabilizing markets and development of new territories.

The potential application of our technology expanded greatly during the year culminating in a number of new projects around the world. We continued to invest in engineering and sales to ensure that we can maximize opportunities and shareholder value.

The conditions in the mining sector deteriorated during the year as coal extraction slowed globally. We believe that this will remain a challenging sector in the years to come. New technology being the key to growing business as efficiency improvements are sought by most of the OEMs. The global fork lift truck market has not yet reached the 2008 levels of shipments; there was a global reduction in sales in the fourth calendar quarter of 2012. The aerial work platform sector stabilized in 2013 driven mainly by demand in the Far East; again new technology and increased regulation in this market could potentially lead to greater demand for electrical systems rather than internal combustion. In our on-road sectors we were very disappointed by the reduction in demand from Renault, which was approximately 90% lower in 2013 than in 2012. We do believe that this sector offers higher sales in the future as other OEMs develop similar vehicles for intracity transport and this is especially true in China and South East Asia. The two wheel on road sector continued to grow as both new entrants as well as expansion in existing accounts resulted in higher demand.

We were encouraged by the quick successes achieved in Germany where our investment in sales resource brought revenue and projects in 2013.

In 2013, sales totaled $32,203,000 compared to $35,515,000 in the previous year. There was an operating loss of $948,000 in 2013, after a one-time charge of $605,000 arising from a limited restructuring program in the controls business segment in the second quarter. This compared to an operating profit of $1,500,000 in the previous year after a curtailment gain of $794,000 arising from the freezing of a U.K. defined benefit pension plan during the year. There was a net loss for 2013 after income tax of $1,071,000, or $0.32 per diluted share, compared to a net profit after income tax of $1,195,000, or $0.35 per diluted share, last year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed analysis of 2013 performance.

Approximately 94% of the Company’s revenues in 2013 derived from the controls business and 6% from the capacitor business. The Company’s largest customer, Toyota Group, accounted for 10% of sales in 2013; in 2012 the Company’s largest customer, Renault Spain, also accounted for 10% of total sales.

• Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $13,657,000 and $15,516,000 or 42% and 44% of total sales, respectively, in years 2013 and 2012. Approximately 45% of sales are made to ten manufacturers of electric vehicles in the United States, Europe and the Far East. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 4 regarding sales and operations outside the United States.

• Patents

Although the Company has international patent protection for some of its product ranges, which is generally effective for up to 20 years from filing an application, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance. The Company does however continuously develop intellectual property and in 2012 and 2013 the Company filed worldwide patents for several applications of its products and techniques in control.

• Backlog

Sevcon, Inc.'s backlog at September 30, 2013 was $6,692,000 and $4,978,000 at September 30, 2012.

• Raw materials

Sevcon, Inc.'s products require a wide variety of components and materials and the Company relies on a few suppliers for most of these components and materials. The Company relies principally on two main assemblers for all of its requirements for finished products. One of the two main suppliers is based in Poland and the other is in the U.S. The U.S. supplier manufactures the Company’s components at two separate plants, in Mexico and China. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor by duplicating certain test facilities at the manufacturing locations of both the Polish and U.S. supplier. The Company decides based on a lowest cost delivered basis, which plant supplies any particular customer.

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

• Research and development

Sevcon, Inc.'s technological expertise is an important factor in its business. The Company regularly pursues product improvements to maintain its technical position. Research and development expenditure amounted to $4,065,000 in 2013, compared to $3,745,000 in 2012. In both 2013 and 2012, U.K. government grants offset some of this expense. In 2013 and 2012, the Company received $149,000 and $200,000 respectively, which it recorded as a reduction of research and development expense.

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

Information about our executive officers is included in Part III, Item 10 of this report.

• Employees and labor relations

As of September 30, 2013, the Company employed 119 full-time employees, of whom 14 were in the United States, 94 were in the United Kingdom (of whom 23 were employed by the Capacitor business), 8 were in France, and 3 were in the Far East. Sevcon, Inc. believes its relations with its employees are good.

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

Capital markets are cyclical and weakness in the global markets may harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. In 2009, the markets experienced a significant decline in demand due to the global economic recession, and demand still remains lower than the peak in 2007 and 2008. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. The recent recession caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit and equity markets, and the ongoing uncertainty in the Eurozone may cause these conditions to continue. These developments have had an adverse impact on the Company’s business and may continue to have a material negative effect on the Company’s business, operating results or financial condition in a number of additional ways. For example, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, the effect of another downturn in the global economy on the Company’s banks and other banks may cause the Company to lose its current credit facilities in the U.S. or U.K. and be unable otherwise to obtain financing for operations as needed.

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

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 45% of the Company’s revenues in 2013 and the largest customer accounted for 10% of revenues. Although we have had business relationships with these customers for many years, there are no long-term contractual supply agreements in place. Accordingly, our performance could be adversely affected by the loss of one or more of these key customers.

The Company has substantial sales and operations outside the United States that could be adversely affected by changes in international markets

The major portion of our operations and business are outside the United States. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Far East as well as in the United States. A consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value versus the U.S. Dollar. We do not hedge our exposure to fluctuations and therefore, significant fluctuations in foreign exchange rates can and do have a material impact on our financial results, which are reported in U.S. Dollars. Other risks associated with international business include changing regulatory practices and tariffs; staffing and managing international operations, including complying with local employment laws; longer collection cycles in certain areas; and changes in tax and other laws.

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

As of September 30, 2013, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

ITEM 2 PROPERTIES

The U.S. subsidiary of the Company leases approximately 13,500 square feet in Southborough, Mass., under a lease expiring in 2023. The U.K. electronic controls business of Sevcon, Inc. is carried on in a building owned by it located in Gateshead, England, containing 40,000 square feet of space. The land on which this building stands is held on a ground lease expiring in 2068. The capacitor subsidiary of the Company owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol SEV. A summary of the market prices of the Company’s Common Stock is shown below. At December11, 2013, there were approximately 150 shareholders of record.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2013 Quarters
Common stock price per share- High	$5.61	$4.65	$5.83	$5.83	$5.83
- Low	$3.25	$3.40	$3.49	$4.42	$3.25
2012 Quarters
Common stock price per share - High	$6.25	$6.75	$7.99	$7.00	$7.99
- Low	$3.45	$4.75	$5.78	$4.55	$3.45

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 45% of the Company’s sales in 2013 and 40% of trade receivables at September 30, 2013. At September 30, 2013, the allowance for bad debts amounted to $61,000, which represented 1% of trade receivables.

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

Inventories

Inventories are valued at the lower of cost or market value. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2013 was $658,000, or 10% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs, $138,000 at September 30, 2013, is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required and the Company’s results may be materially adversely affected. In the event that the Company discovers a product defect that impacts the safety of its products, then a product recall may be necessary, which could involve the Company in substantial unanticipated expense significantly in excess of the reserve. There were no safety related product recalls during the past three years.

Goodwill Impairment

At September 30, 2013, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an assessment annually or more frequently if events or circumstances change, to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded in 2013 that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most important assumptions relate to the discount rate, the expected long term return on plan assets, the rate of future compensation increase, and other actuarial factors. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2013, pension plan assets were valued at $19,554,000 and plan liabilities were $27,908,000, resulting in a deficit in the funded status of $8,354,000.  By comparison, the total assets of the Company were $23,360,000. The funded status of the Company’s defined benefit pension plans improved from a deficit of $10,264,000 at September 30, 2012. However, it has fluctuated significantly in previous years, due in large part to changes in the assumptions described above. In accordance with Financial Accounting Standards Board (“FASB”) guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet. If the assumptions we made at September 30, 2013 prove to be incorrect, and in any event as they change going forward, the Company may need to record, and may actually incur, additional expense or liabilities relating to the pension plans. This could have a material adverse effect on the Company’s financial position and/or results of operations.

The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2013 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Favorable (unfavorable) Impact on Funded Status (in thousands of dollars)	Change in Funded Status
Assumptions impacting accumulated benefit obligation:
Discount rate	(0.1)%	$(600)	7%
Inflation rate	0.1%	$(327)	4%
Mortality rate	1 Year	$(804)	10%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. As of September 30, 2013, there is a partial valuation allowance against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

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

• A) Results of Operations

2013 compared to 2012

The following table compares the 2013 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	2013	2012	Total	Currency	Volume
Sales
Controls - to external customers	$30,320	$33,825	(10.4)	0.0	(10.4)
Capacitors- to external customers	1,883	1,690	11.4	(1.6)	13.0
Capacitors - inter-segment	8	19	(57.9)	(0.7)	(57.2)
Capacitors – total	1,891	1,710	10.6	(1.6)	12.2
Total sales to external customers	32,203	35,515	(9.3)	(0.1)	(9.2)
Gross Profit
Controls	11,088	11,578	(4.2)	(0.5)	(3.7)
Capacitors	711	592	20.1	(2.2)	22.3
Total	11,799	12,170	(3.0)	(0.6)	(2.4)
Selling, research and administrative expenses, restructuring charge, gain on sale of fixed assets and pension curtailment gain
Controls	(11,225)	(10,805)	(3.9)	0.7	(4.6)
Capacitors	(636)	(678)	6.2	1.3	4.9
Gain on sale of fixed assets	3	17	(82.4)	0.0	(82.4)
Restructuring charge	(605)	-	(100.0)	0.0	(100.0)
Pension curtailment gain	-	794	100.0	0.0	100.0
Unallocated corporate (expense) income	(284)	2	NM	0.0	NM
Total	(12,747)	(10,670)	(19.5)	0.8	(20.3)
Operating income (loss)
Controls	(739)	1,584	(146.7)	1.0	(147.7)
Capacitors	75	(86)	187.2	(4.9)	192.1
Unallocated corporate(expense) income	(284)	2	NM	0.0	NM
Total	(948)	1,500	(163.2)	0.7	(163.9)
Other income and expense	(515)	96	(636.5)	(676.4)	39.9
(Loss) income before income taxes	(1,463)	1,590	(192.0)	(40.0)	(152.0)
Income taxes benefit (provision)	392	(401)	197.8	(42.7)	155.1
Net (loss) income	$(1,071)	$1,195	(189.6)	(39.1)	(150.5)

The Company’s main customers in the controls segment manufacture electric vehicles for on-road, off-road and industrial applications, including automotive, construction, distribution, mining, and airport ground support and utility applications.

2013 was a difficult year for the Company in which sales declined from the $35,515,000 recorded in the prior year to $32,203,000, a reduction of $3,312,000 or 9%. The year started with a weak first quarter in which sales of $6,640,000 were 22% lower than in the same period in the prior year. The Company experienced slower demand during the first quarter after which demand improved to a more traditional level. The higher level of order flow continued into the second and third quarters and we subsequently recorded three quarters of sequential sales growth to the end of the fiscal year.

In our controls business segment sales were lower than last year in both the U.S. and Europe by 13% and 17% respectively, but sales in the Far East were 14% higher. The Company’s traditional markets for fork lift trucks, airport ground support, mining equipment and aerial work platform applications were overall slightly lower by 1% than last year although this reflected mixed results within this sector. Sales of equipment for fork lift trucks, airport ground support and mining equipment were 8%, 10% and 32% lower, respectively, than last year although this was largely offset by 26% higher sales for aerial work platform applications with strong product demand for applications in the Far East. In the on-road vehicle segment, lower sales in 2013 to Renault in Europe reduced overall demand from this segment by 36% compared to 2012. This reduction was partially offset by higher sales to other on-road OEMs, especially manufacturers of two-wheel vehicles where volumes were 28% higher compared to 2012.

Looking forward to 2014, we believe the continuing market weakness in certain sectors and locations will continue to restrain sales growth and will add volatility to our business until the global economic environment stabilizes, allowing our customers to bring their new projects to market. However, we believe that the investments made in recent years in the Company’s engineering and sales infrastructure will improve the potential for the business in this environment.

In the capacitor business, sales to external customers increased by $193,000, or 11%, compared to 2012. Currency exchange rate changes decreased sales by $27,000, or 1.6%, and capacitor volumes shipped were $220,000, or 13%, higher than last year due principally to increased demand from the railway signaling market.

In the controls segment, cost of sales was $19,232,000 compared to $22,247,000 in 2012, a decrease of $3,015,000. The gross profit percentage in 2013 of 36.6% was 2.4 percentage points higher than in 2012 when it was 34.2%. The increase in the gross profit percentage was principally due to the mix of sales in 2013 compared to 2012, in particular the lower proportion of sales in 2013 to the on-road four-wheel vehicle segment, and the charge of $285,000 in 2012 to the reserve for slow moving and obsolete inventory in the controls segment, which reduced the 2012 gross profit percentage by 0.8%.

In the capacitor segment gross profit of $711,000 was 20% higher than the 2012 gross profit of $592,000. The gross profit percentage was 37.6% of sales in 2013 compared to 34.6% of sales in 2012. The increase in the capacitor business gross profit percentage was mainly due to a higher volume of sales to better margin sectors in 2013 compared to 2012 and also the impact of overhead costs in cost of sales, which are largely fixed, being a lower percentage of sales in 2013.

The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

	(in thousands of dollars)
	Sales	Cost of sales	Gross Profit
Actual 2012	$35,515	$23,345	$12,170
Change in 2013 due to:
Foreign currency fluctuations	(44)	(25)	(19)
Decreased volume, assuming 2012 gross profit percentage	(3,268)	(2,148)	(1,120)
All other cost of sales changes, net	-	(768)	768
Actual 2013	$32,203	$20,404	$11,799

During the second quarter, the Company terminated employees in the controls business segment to reduce operating expense in response to the uncertain economic environment and the resultant lower demand for the Company’s products. This resulted in a restructuring charge of $605,000 comprised of employee severance costs, associated professional fees, and related costs.

Selling, research and administrative expenses, excluding the one-time restructuring charge of $605,000 in 2013 and a pension curtailment gain of $794,000 in 2012, increased by $678,000, or 5.9%, compared to 2012. Favorable foreign currency fluctuations decreased reported operating expenses by $78,000, or 1%, due to the stronger U.S. Dollar in 2013 compared to both the British Pound and the Euro in the prior year. The increase in selling, research and administrative expenses was largely due to higher employment costs compared to the same period last year, arising from the hiring of additional engineering staff to support the current and future growth of the business. The Company recorded U.K. government grants of $149,000 in 2013 associated with research and development expense of $462,000 in the same period. In 2012, the Company recorded government grants of $200,000 associated with research and development expense of $441,000.  The grants were recorded as a reduction of research and development expense in each period.

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

An analysis of the year-to-year change in selling, research and administrative expenses, before the restructuring charge in 2013 and the pension curtailment gain in 2012 is set out below:

Selling, research and administrative expenses, before 2013 restructuring charge and 2012 pension curtailment gain	(in thousands of dollars)
Reported expense in 2013	$12,142
Reported expense in 2012	11,464
Increase in expense	678
Increase due to:
Effect of exchange rate changes	(78)
Higher research and sales and marketing expense, net of currency effect	435
Higher administrative expense, net of currency effect	321
Total increase in selling, research and administrative expenses, before restructuring charge in 2013 and pension curtailment gain in 2012	$678

There was an operating loss for the year of $948,000 compared to operating income of $1,500,000 in 2012, a deterioration of $2,448,000. This was due to several factors, including the 9% decrease in sales volumes shipped, the one-time restructuring charge of $605,000 recorded in the second quarter and the one-time pension curtailment gain of $794,000 recorded in the prior year. These factors were partially offset by a higher gross profit margin of 36.6% in 2013 compared to 34.3% in 2012. The controls business reported an operating loss of $739,000 compared to operating income of $1,584,000 in 2012. There was operating income of $75,000 in the capacitor business compared with an operating loss of $86,000 in 2012.

There was a net loss in the year due to adverse foreign currency movements of $430,000 in 2013, compared to a foreign currency exchange gain of $218,000 in 2012. Interest expense was $101,000, which was $40,000 lower than the prior year, due to lower average borrowings during 2013 and a reduction in the principal outstanding under a U.K. bank loan.

There was a loss before income taxes in 2013 of $1,463,000 compared to income before income taxes of $1,596,000 in 2012, a deterioration year on year of $3,059,000. Foreign currency fluctuations increased the pre-tax loss by $648,000 in 2013; the pre-tax result, before the effect of the unfavorable currency fluctuations, was $2,421,000 lower than the prior year.

The Company recorded a benefit from income tax of $392,000 or 26.8% of the pre-tax loss for the year compared to an income tax provision of $401,000 or 25.1% of pre-tax income in 2012. The income tax benefit of 26.8% of the pre-tax loss was lower than the statutory Federal income tax rate of 34% for several reasons. There was a benefit of $167,000 due to U.K and French tax rates being lower than the Federal tax rate. The Company also recorded $567,000 of additional research and development tax credits arising from research and development activity in the Company’s U.K. operations. The reduction in the effective tax rate associated with these items was partly offset by a write down in the value of the Company’s U.K. deferred tax assets of $444,000 arising from a reduction in the U.K. tax rate which was substantively enacted in 2013 and which takes effect in 2014 and 2015.

The Company recorded a net loss after taxes of $1,071,000 compared to net income after taxes of $1,195,000 last year, a decrease of $2,266,000. Basic and diluted loss per share was $0.32 in 2013 compared to basic and diluted income per share of $0.36 and $.35, respectively, in 2012.

• B) Liquidity and Capital Resources

The Company’s operating activities used $409,000 of cash during 2013 compared with cash generated by operating activities for 2012 of $1,506,000. Acquisitions of property, plant and equipment amounted to $435,000 compared to $426,000 in 2012.   Exchange rate changes increased cash by $191,000 in 2013 compared to an increase of $34,000 last year. At September 30, 2013 the Company’s cash balances were $2,062,000 compared to $2,823,000 last year.

There was an increase in receivables and prepaid expenses of $1,120,000 and $114,000, respectively, which decreased cash during the year.  This was offset by reduced inventories, accounts payable and accrued expenses of $637,000, $642,000 and $253,000, respectively, and accrued taxes of $234,000, which all increased cash during the year.

The Company had a U.K. bank loan of $74,000, of which $46,000 was short-term and $28,000 long-term debt at September 30, 2013. The Company also has overdraft facilities in the United Kingdom amounting to $1,452,000 which were unused as of September 30, 2013 and September 30, 2012. The overdraft facility of the U.K. capacitor subsidiary is secured by a lien over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a lien on a facility owned by that company. Both facilities were renewed in the third quarter of 2013 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At September 30, 2013, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2013 and September 30, 2012. The term of the revolving credit facility was extended as of September 30, 2013 and will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.

The funded status of the Company’s defined benefit pension plans improved from a deficit of $10,264,000 at September 30, 2012 to a deficit of $8,354,000 at September 30, 2013.  The decrease in the deficit of $1,910,000 was due to several factors.  The most significant factor was an actuarial gain of $1,164,000 of which $922,000 related to the Company’s U.K. defined benefit plan and $242,000 related to the Company’s U.S. defined benefit plan. The actuarial gains to the Company’s U.K. defined benefit plan were largely the result of a change in actuarial assumptions regarding the commutation of pension for cash on retirement and a change in mortality assumptions.

There were no significant capital expenditure commitments at September 30, 2013. The Company’s capital expenditures are expected, on average over a two to three year period, to be less than the depreciation charge, which averaged $618,000 over the last three years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $635,000 in 2014. Should the Company suffer a material reduction in revenues in 2014 this commitment could adversely impact the Company’s financial position. Furthermore, a material reduction in revenues in 2014 would significantly reduce the Company’s cash balances; however, in the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short-term (next twelve months) and long-term (twelve to thirty-six months) can be met by a combination of existing cash resources, future earnings and existing borrowing facilities. Nonetheless, the outlook remains uncertain, given the slow recovery in certain geographic markets from the worldwide economic deterioration and fiscal austerity measures in place in some of the Company’s geographic territories. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosure in Item 7.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2013 approximately 48% of the Company’s sales were made in U.S. Dollars, 22% were made in British Pounds and 30% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2013.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2013. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2014	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,410	1,410
Accounts receivable in Euros	2,913	2,913
Accounts payable in British Pounds	503	503
Accounts payable in Euros	2,856	2,856
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	2,212	1,212
In Euros	1,460	1,460

Interest rate risk

The Company currently has $74,000 of interest bearing debt related to a U.K. bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.   In addition, the Company’s wholly owned subsidiary, Sevcon USA, Inc., has $1,700,000 of interest bearing debt related to a secured revolving credit facility which was entered into for working capital and general corporate purposes. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2013 the risk arising from changes in interest rates was not material.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

September 30, 2013 and 2012

(in thousands of dollars except share and per share data)
	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,062	$2,823
Trade receivables net of allowances for doubtful accounts of $61 in 2013 and $32 in 2012	6,746	5,289
Other receivables	357	569
Inventories	5,723	6,346
Prepaid expenses and other current assets	1,862	1,922
Total current assets	16,750	16,949
Property, plant and equipment, at cost:
Land and improvements	23	23
Buildings and improvements	737	734
Equipment	10,992	10,576
	11,752	11,333
Less: accumulated depreciation	(9,783)	(9,188)
Net property, plant and equipment	1,969	2,145
Long-term deferred tax assets	3,152	3,002
Goodwill	1,435	1,435
Other long-term assets	54	30
Total assets	$23,360	$23,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46	$43
Accounts payable	3,880	3,198
Accrued expenses	2,087	1,803
Accrued and deferred taxes on income	47	-
Total current liabilities	6,060	5,044
Liability for pension benefits	8,354	10,264
Long-term debt	1,728	1,774
Total liabilities	16,142	17,082
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,474,388 shares at September 30, 2013 and 3,475,306 shares at September 30, 2012	347	348
Premium paid in on common stock	5,699	5,492
Retained earnings	8,591	9,662
Accumulated other comprehensive loss	(7,419)	(9,023)
Total stockholders’ equity	7,218	6,479
Total liabilities and stockholders’ equity	$23,360	$23,561

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2013 and 2012
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                               (in thousands except per share data)
	2013	2012
Net sales	$32,203	$35,515
Cost of sales	(20,404)	(23,345)
Gross profit	11,799	12,170
Selling, research and administrative expense	(12,142)	(11,464)
Restructuring charge	(605)	-
Pension curtailment gain	-	794
Operating (loss) income	(948)	1,500
Interest expense	(101)	(141)
Interest income	16	19
Foreign currency (loss) gain	(430)	218
(Loss) income before income tax	(1,463)	1,596
Income tax benefit (provision)	392	(401)
Net (loss) income	$(1,071)	$1,195
Basic (loss) earnings per share	$(0.32)	$0.36
Fully diluted (loss) earnings per share	$(0.32)	$0.35
Weighted average shares used in computation of earnings per share:
Basic	3,357	3,329
Diluted	3,369	3,380

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2013 and 2012
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Net (loss) income	$(1,071)	$1,195
Other comprehensive income (loss):
Foreign currency translation adjustment	344	(53)
Defined benefit pension plans:
Actuarial gain net of $410 tax charge (2012: Actuarial loss net of $706 tax benefit)	1,260	(2,344)
Prior service loss (2012: net of $5 tax benefit)	-	(18)
Net income (loss) from defined benefit pension plans	1,260	(2,362)
Comprehensive income (loss)	$533	$(1,220)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2013 and 2012

		(in thousands except number of shares data)
	Common Stock $.10 par value
	Number of Shares	Common Stock	Premium paid in on common stock	Retained Earnings	Accumulated other comprehensive loss	Total stockholders equity
Balance September 30, 2011	3,360,322	$336	$5,295	$8,467	$(6,608)	$7,490
Net income				1,195		1,195
Currency translation adjustment					(53)	(53)
Issuance of restricted stock	125,200	13	(13)			-
Retirement of shares	(10,216)	(1)	(68)			(69)
Stock-based compensation			278			278
Pension liability adjustment, net of tax benefit of $711					(2,362)	(2,362)
Balance September 30, 2012	3,475,306	$348	$5,492	$9,662	$(9,023)	$6,479

Net loss				(1,071)		(1,071)
Currency translation adjustment					344	344
Issuance of restricted stock	16,800	2	(2)			-
Retirement of shares	(17,718)	(3)	(68)			(71)
Stock-based compensation			277			277
Pension liability adjustment, net of tax provision of $410					1,260	1,260
Balance September 30, 2013	3,474,388	$347	$5,699	$8,591	$(7,419)	$7,218

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2013 and 2012
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(1,071)	$1,195
Adjustments to reconcile net (loss) income to net cash (used by) generated from operating activities:
Depreciation	601	598
Gain on sale of property, plant and equipment	(3)	(17)
Stock-based compensation	262	242
Pension contributions (greater than) less than pension expense	(216)	50
Pension curtailment gain	-	(794)
Deferred tax (benefit) charge	(514)	313
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Receivables	(1,120)	93
Inventories	637	1,285
Prepaid expenses and other assets	(114)	(182)
Accounts payable	642	(700)
Accrued expenses	253	(310)
Accrued and deferred taxes on income	234	(267)
Net cash (used by) generated from investing activities	(409)	1,506
Cash flow used by generated from investing activities:
Acquisition of property, plant and equipment	(435)	(426)
Proceeds of sale of fixed assets	4	20
Net cash used by investing activities	(431)	(406)
Cash flow used by financing activities:
Repayment of long term debt	(41)	(39)
Repurchase of common stock	(71)	(69)
Net cash used by financing activities	(112)	(108)
Effect of exchange rate changes on cash	191	34
Net (decrease) increase in cash	(761)	1,026
Beginning balance - cash and cash equivalents	2,823	1,797
Ending balance - cash and cash equivalents	$2,062	$2,823
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$41	$360
Cash paid for interest	$101	$120

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
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                     (in thousands of dollars)
	2013	2012
Warranty reserves at beginning of year	89	89
Decrease in beginning balance for warranty obligations settled during the year	(70)	(38)
Other changes to pre-existing warranties	-	(8)
Foreign currency translation adjustment	3	1
Net increase in warranty reserves for products sold during the year	117	45
Warranty reserves at end of year	$138	$89

Infrequently the Company enters into fixed-price non-recurring engineering contracts.  Revenue from these contracts is recognized in accordance with the proportional performance method of accounting.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,916,000 in 2013 and $3,545,000 in 2012, net of U.K. government grants received. This expense is included in selling, research and administrative expense in the accompanying consolidated statements of operations. Research and development expense, net of grants received, was 12% of sales in 2013 and 10% of sales in 2012.

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $133,000 in 2013 associated with research and development expense of $395,000. The Company recorded grant income of $9,000 associated with research and development expense of $25,000 in respect of this Technology Strategy Board grant in 2012.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $2,000 in 2013 associated with research and development expense of $9,000. The Company did not record any grant income or incur any research and development expense in respect of this grant in 2012.

In 2010, the Company was awarded a Technology Strategy Board grant as one of a consortium of organizations in the U.K. to research and design an integrated motor controller combination with very high torque density. The Company recorded grant income from this Technology Strategy Board project of $191,000 in 2012 associated with research and development expense of $416,000. The Company did not record any grant income or incur any research and development expense in respect of this grant in 2013.

In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant will defray part of the research and development expense associated with this project over the period to March 2015. The Company recorded grant income from this Technology Strategy Board project of $14,000 in 2013 associated with research and development expense of $58,000.

The grant income in both 2013 and 2012 was recorded as a reduction of research and development expense.

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

Since 2004, the Company has granted restricted stock to certain officers, key employees and non-employee directors in exchange for services provided to the Company over the vesting period of the stock. The vesting period of the restricted stock (i.e. when the restrictions lapse) is normally five years in respect of officers and key employees and one year in respect of non-employee directors. For officers and key employees, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date and an expected forfeiture rate of awards of 4%. For non-employee directors, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date.

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

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecast future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecast customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2013 was $658,000 or 10% of gross inventory. At September 30, 2012 the reserve was $659,000, or 9% of gross inventory.

Inventories were comprised of:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Raw materials	$2,201	$2,391
Work-in-process	11	76
Finished goods	3,511	3,879
	$5,723	$6,346

H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves.

I. Translation of foreign currencies

Sevcon, Inc. translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and statement of operations accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to the cumulative translation adjustment included in the statement of comprehensive (loss) income and as a component of accumulated other comprehensive loss in stockholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are shown in the consolidated statement of operations.

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 48% of the Company’s sales are made in U.S. Dollars, 22% are made in British Pounds and 30% are made in Euros. Approximately 20% of the Company’s cost of sales is incurred in British Pounds and 60% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro.

The Company had no foreign currency derivative financial instruments during the years ended September 30, 2013 and 2012.

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
Basic and diluted net (loss) income per common share for the two years ended September 30, 2013 are calculated as follows:

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                (in thousands except per share data)
	2013	2012
Net (loss) income	$(1,071)	$1,195
Weighted average shares outstanding	3,357	3,329
Basic (loss) income per share	$(0.32)	$0.36
Common stock equivalents	12	51
Average common and common equivalent shares outstanding	3,369	3,380
Diluted (loss) income per share	$(0.32)	$0.35

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

At September 30, 2013, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 7, Employee Benefit Plans and debt as disclosed in Note 9.

O. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2013 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at September 30, 2013 approximated $1,728,000 (the carrying value on the consolidated balance sheet at September 30, 2013) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy outlined above.

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

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At each of September 30, 2013 and 2012, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment, and the estimated fair value of the reporting unit significantly exceeded its carrying value under each method of calculation performed.

Q. New Accounting Pronouncements

In September 2013, the Internal Revenue Service released the final tangible property regulations for Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property.  The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. The final regulations are effective for the Company for its tax year beginning January 1, 2014, and the Company is currently evaluating the impact of the final regulations on its consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 clarifies that companies should present, in certain cases, an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward when such items exist in the same jurisdiction. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, our fiscal year ended September 30, 2015. The Company is currently assessing the impact on its consolidated statement of financial position; however we do not anticipate the adoption of ASU 2013-11 will have a material effect on our financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Additionally, ASU No. 2013-05 states that CTA should be released into net income upon an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (step acquisition). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, our fiscal year ended September 30, 2015. The Company is currently assessing the impact on its consolidated statement of financial position; however we do not anticipate the adoption of ASU 2013-05 will have a material effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to disclose these reclassifications by each respective line item on the statements of income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, our fiscal year ended September 30, 2014. The Company is currently assessing the impact on its consolidated statement of financial position; however we do not anticipate the adoption of ASU 2013-02 will have a material effect on our financial position, results of operations or cash flows.

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

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 137,000 shares reserved and available for grant at September 30, 2013. There were 122,800 shares reserved and available for grant at September 30, 2012.  There were no options exercised in 2013 or in 2012.

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

Option transactions under the plans for the two years ended September 30, 2013 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2011	46,000	$5.62	1 year	$65,500
Exercised in 2012	-	$-	-	-
Cancelled in 2012	(10,000)	$9.60	-	-
Outstanding at September 30, 2012	36,000	$4.51	0.6 years	$11,800
Exercisable at September 30, 2012	33,500	$4.51	0.6 years	$11,100
Exercised in 2013	-	$-	-	-
Cancelled in 2013	(31,000)	$4.37	-	-
Outstanding at September 30, 2013	5,000	$5.40	0.1 years	$-
Exercisable at September 30, 2013	5,000	$5.40	0.1 years	$-

The aggregate intrinsic value included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $4.85 market price of the Company’s common stock at September 30, 2013.

Details of options outstanding at September 30, 2013 were as follows:

Price	Shares under option	Weighted average remaining contractual life
$ 5.40	5,000	0.1 years

In January 2013, the Company granted 16,800 shares of restricted stock to eight non-employee directors, which will vest on the day before the 2014 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $72,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in 2013 was $48,000 and the subsequent charge will be approximately $18,000 on a quarterly basis.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the two years ended September 30, 2013 were as follows:

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                     (in thousands of shares)
	2013	2012
Beginning Balance – Non-vested	144.2	50.0
Granted to employees – 5 year vesting	-	110.0
Granted to non-employee directors – 1 year vesting	16.8	15.2
Vested	(57.2)	(31.0)
Forfeited	-	-
Ending Balance – Non-vested	103.8	144.2
Weighted-average fair value for shares granted during the year	$4.26	$5.69
Weighted-average fair value for shares vested during the year	$5.24	$7.10
Weighted-average fair value for ending balance - non-vested	$5.05	$5.22

As of September 30, 2013, there was $360,000 of compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.0 years.

Stock-based compensation expense was $262,000 and $242,000 for the years ended September 30, 2013 and 2012, respectively.

(4) INCOME TAXES

The domestic and foreign components of (loss) income before income taxes are as follows:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Domestic	$(1)	$220
Foreign	(1,462)	1,376
	$(1,463)	$1,596

The components of the (benefit) provision for income taxes and deferred taxes for the years ended September 30, 2013 and 2012 are as follows:
                                                                                                                                                                                                                                                                                                                                (in thousands of dollars)
	2013
	Current	Deferred
Federal	$30	$(4)
State	7	9
Foreign	85	(519)
	$122	$(514)

	2012
	Current	Deferred
Federal	$23	$53
State	14	66
Foreign	51	194
	$88	$313

The (benefit) provision for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

                                                                                                                                                                                                                                                                                                                                (in thousands of dollars)
	2013	2012
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$(491)	$532
Increases (decreases) resulting from:
Foreign tax rate differentials	167	(118)
State taxes net of federal tax benefit	10	54
Foreign research incentives	(567)	(322)
U.K. rate change	444	225
Other	45	30
Income tax provision in the consolidated statement of operations	$(392)	$401

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize the benefit.

A reduction in the U.K. corporate tax rate from 23% to 21% and then to 20% was substantively enacted in 2013 with effect in 2014 and 2015; this rate reduction resulted in the write down in the value of the Company’s U.K. deferred tax assets of $444,000 referred to in the table above.

The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2013 and 2012 are as follows:

		2013
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$229	$30	$1,561	$1,820
Inventory basis differences	61	-	-	-	61
Warranty reserves	21	-	-	-	21
Foreign tax credit carry forwards	-	277	-	-	277
Accrued compensation expense	7	-	-	51	58
Net operating losses	286	75	652	895	1,908
Other (net)	-	263	4	-	267
	375	844	686	2,507	4,412
Liabilities:
Property basis asset (liability)	-	35	-	(75)	(40)
Net asset	375	879	686	2,432	4,372
Valuation allowance	-	(159)	-	-	(159)
Net deferred tax asset	$375	$720	$686	$2,432	$4,213

		2012
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$439	$-	$2,147	$2,586
Inventory basis differences	54	-	-	-	54
Warranty reserves	19	-	-	-	19
Foreign tax credit carry forwards	-	277	-	-	277
Accrued compensation expense	14	-	-	58	72
Net operating losses	308	-	627	-	935
Other (net)	-	252	4	-	256
	395	968	631	2,205	4,199
Liabilities:
Property basis asset (liability)	-	33	-	(44)	(11)
Net asset	395	1,001	631	2,161	4,188
Valuation allowance	-	(159)	-	-	(159)
Net deferred tax asset	$395	$842	$631	$2,161	$4,029

The valuation allowance at September 30, 2013 relates to the realizability of foreign tax credit carryforwards in the U.S.  In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income.

The Company has generated domestic federal and state net operating losses of $947,500 which will expire in 2028 and 2014, respectively. The Company has generated foreign net operating losses of approximately $6,726,000 which have an indefinite carry forward period.

At September 30, 2013, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $9.0 million, as those amounts are considered indefinitely invested in light of the Company’s substantial non-U.S. operations. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

Uncertain tax positions

Effective October 1, 2007, the Company adopted FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The adoption of this guidance followed a review by the Company of all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required in respect of the adoption of this guidance and consequently the Company has not recorded a liability for uncertain tax positions and the Company has recorded no cumulative effect to retained earnings pursuant to the adoption of this guidance. The Company’s tax returns are open to audit from 2010 and forward.

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2013 and 2012 showing separately any items in excess of 5% of total current liabilities was as follows:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Accrued compensation and related costs	$1,015	$1,021
Other accrued expenses	1,072	782
	$2,087	$1,803

(6) COMMITMENTS AND CONTINGENCIES

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2013 was $168,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2014 - $228,000; 2015 - $214,000; 2016 - $205,000; 2017 - $205,000; 2018 - $208,000 and $3,605,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $212,000 in 2013 and $241,000 in 2012.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,452,000. There were no amounts outstanding on the overdraft facilities at September 30, 2013 or 2012. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. As at September 30, 2013 and 2012 there was $1,700,000 outstanding under the revolving credit facility.

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

The following table sets forth the estimated funded status of these frozen defined benefit plans and the amounts recognized by Sevcon, Inc.:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$28,145	$23,191
Service cost	-	263
Interest cost	1,256	1,263
Plan participants contributions	-	211
Actuarial (gain) loss	(1,164)	3,639
Gains on curtailments	-	(907)
Benefits paid	(395)	(325)
Foreign currency exchange rate changes	66	810
Benefit obligation at end of year	27,908	28,145
Change in plan assets:
Fair value of plan assets at beginning of year	17,881	15,557
Return on plan assets	1,393	1,295
Employer contributions	584	626
Plan participants contributions	-	211
Benefits paid	(395)	(325)
Foreign currency exchange rate changes	91	517
Fair value of plan assets at end of year	19,554	17,881
Funded status	(8,354)	(10,264)
Liability for pension benefits recorded in the balance sheet	$(8,354)	$(10,264)

The funded status of the Company’s defined benefit pension plans improved from a deficit of $10,264,000 at September 30, 2012 to a deficit of $8,354,000 at September 30, 2013.  The decrease in the deficit of $1,910,000 was due to several factors.  The most significant factor was an actuarial gain of $1,164,000 of which $922,000 related to the Company’s U.K. defined benefit plan and $242,000 related to the Company’s U.S. defined benefit plan. The actuarial gains to the Company’s U.K. defined benefit plan were largely the result of a change in actuarial assumptions regarding the commutation of pension for cash on retirement and a change in mortality assumptions.

Amounts recognized in the balance sheets consist of:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                     (in thousands of dollars)
	2013	2012
Non current liabilities	$8,354	$10,264

Amounts recognized in other comprehensive loss consist of:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Actuarial gain (loss), net of $410,000 tax charge (2012: net of $706,000 tax benefit)	$1,260	$(2,344)
Prior service loss (2012: net of $5,000 tax benefit)	-	(18)
	$1,260	$(2,362)

The Sevcon, Inc. net pension cost included the following components:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
	2013	2012
Components of net periodic benefit cost:
Service cost	$-	$263
Interest cost	1,256	1,263
Expected return on plan assets	(1,166)	(1,158)
Amortization of prior service gain	-	(24)
Amortization of net actuarial loss	278	332
Net periodic benefit cost	$368	$676
Net cost of defined contribution plans	$455	$160

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2013 and 2012 were as set out below:

	2013	2012
Plan obligations:
Discount rate	4.61%	4.61%
Rate of compensation increase	0.0%	0.0%
Net periodic benefit cost:
Discount rate	4.61%	4.61%
Expected long term return on plan assets	6.53%	6.67%
Rate of compensation increase	0.0%	0.0%

The changes in these assumptions reflect actuarial advice and changing market conditions and experience. There is no compensation increase assumed in 2014 and in future years as both the U.K. and the U.S. defined benefit pension plans have been frozen and therefore there will be no future benefits earned by employees under these benefit arrangements.

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

At September 30, 2013, the assets of the U.S. plan were invested 91% in mutual funds and 9% in cash and cash equivalents. The U.S. plan had a deficit of $416,000, or 14% of the total U.S. benefit obligation, as at September 30, 2013. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next seven years. The Company established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

At September 30, 2013, the assets of the U.K. plan were invested 80% in equity securities, 10% in U.K. government bonds, 9% in U.K. corporate bonds and 1% in cash and cash equivalents. The U.K. plan was frozen effective September 30, 2012 and in consequence there will be no future accrual earned by U.K. employees under this defined benefit arrangement. The U.K. plan had a deficit of $7,938,000, or 32% of the total U.K. benefit obligation, as at September 30, 2013. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next nine years. The Company has established a defined contribution pension plan for current and future U.K. employees effective October 1, 2012.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

The table below presents information about our plan assets measured and recorded at fair value as of September 30, 2013, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                  (in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	6,579	-	-
Standard Life UK Indexed Linked Fund	1,682	-	-
Standard Life Long Corporate Bond Fund	1,617	-	-
CF Ruffer Absolute Return Fund	6,960	-	-
U.S. Mutual Funds	2,242	-	-
U.S. Exchange Traded Funds	216	-	-
Other Types of Investments
Cash	136	-	-
Total	19,554	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
2014	$497
2015	618
2016	653
2017	646
2018	646
2019 – 2023	3,296

In 2014 it is estimated that the Company will make contributions to the U.K. and U.S. defined benefit pension plans of $635,000.  Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the assumptions described above.

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

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   (in thousands of dollars)
			2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	$30,320	$1,883	$-	$32,203
Inter-segment revenues	-	8	-	8
Operating (loss) income	(739)	75	(284)	(948)
Depreciation	514	85	2	601
Identifiable assets	21,545	1,325	490	23,360
Capital expenditures	410	25	-	435
			2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	$33,825	$1,690	$-	$35,515
Inter-segment revenues	-	19	-	19
Operating income (loss)	1,584	(86)	2	1,500
Depreciation	507	89	2	598
Identifiable assets	21,855	1,270	436	23,561
Capital expenditures	340	86	-	426

The Company has businesses located in the United States, the United Kingdom, France, Korea and Japan. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   (in thousands of dollars)
	2013	2012
Sales:-
U.S. sales	$13,657	$15,516
Foreign sales:
United Kingdom	10,627	10,137
France	7,919	9,862
Total Foreign	18,546	19,999
Total sales	$32,203	$35,515
Long-lived assets:
U.S.A.	$2,235	$2,342
Foreign:
United Kingdom	4,305	4,192
France	69	76
Korea and Japan	1	2
Total Foreign	4,375	4,270
Total	$6,610	$6,612

In the controls business segment the revenues were derived from the following products and services:

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   (in thousands of dollars)
	2013	2012
Electronic controls for zero emission and hybrid electric vehicles	$19,884	$25,199
Accessory and aftermarket products and services	10,436	8,626
Total controls segment revenues	$30,320	$33,825

The business located in the United States services customers in North and South America. The business located in France services customers in Germany, France, Spain, Portugal, Belgium, Netherlands and North Africa. The businesses located in Korea and Japan support customers in Asia, however, sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East.

In 2013 Sevcon, Inc.'s largest customer, Toyota Group, accounted for 10% of sales and, at September 30, 2013 8% of receivables. In 2012 the largest customer, Renault Spain, accounted for 10% of sales and, at September 30, 2012, 0% of receivables.

(9) DEBT

At September 30, 2013 the Company had $74,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at September 30, 2013, $46,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2014. Included in other long term liabilities at September 30, 2013, is $28,000 which represents the principal element of the loan installments for 2015. The fair market value of the debt at September 30, 2013 was $74,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement was extended as of September 30, 2013 and will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in 2013, was calculated at a margin over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2013.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In July 2013, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,452,000 and which are secured against real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at September 30, 2013 and at September 30, 2012.

Annual principal payments on long term debt at September 30, 2013 are as follows:
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                    (in thousands of dollars)
2014	$46
2015	28
2016	-
2017	1,700
Total	1,774

(10)            RESTRUCTURING CHARGE

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

The following table summarizes the components of the restructuring charge for the period ended September 30, 2013:

(in thousands of dollars)
Severance and other related costs	$343
Consultant costs, professional fees and other costs	262
Total restructuring charge	$605

The following table summarizes the liabilities related to the 2013 restructuring program:

			(in thousands of dollars)
	Balance at October 1, 2012	Charges	Payments	Balance at September 30, 2013
Severance and other related costs	-	343	(343)	-
Consultant costs, professional fees and other costs	-	262	(262)	-
Total	-	605	(605)	-

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Sevcon, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Sevcon, Inc. and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevcon, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
McGladrey LLP

Boston, Massachusetts
December 20, 2013

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2013, the disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	51	President & Chief Executive Officer
Paul N. Farquhar	51	Vice President, Treasurer & Chief Financial Officer

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

ITEM 11 EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, and “Proposal 1: Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

 The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan	-	$-	137,000
1998 Director Stock Option Plan	5,000	$5.40	-
Sub Total	5,000	$5.40	137,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,000	$5.40	137,000

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 3: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2014” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

*(10)(e)	Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 1990).
*(10)(f)	Board resolution terminating Directors’ Retirement Plan (incorporated by reference to Exhibit (10) (e) to Annual Report for the year ended September 30, 1997).
*(10)(g)	Service Agreement dated as of July 1, 2010, between Mathew Boyle and Sevcon Limited (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(h)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Matthew Boyle and Sevcon, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 6, 2010).

*(10)(i)	Service Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon Limited (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(j)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 6, 2010).

(10)(k) (10)(l) *(10)(m) *(10)(n)
Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
Second Amendment to Loan and Security Agreement by and between Sevcon USA, Inc. and RBS Citizens, National Association, dated as of September 30, 2013 (filed herewith).
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
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statement of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.

*Indicates exhibit previously filed and incorporated by reference. Exhibits filed with periodic reports were filed under File No. 1-9789.

Executive Compensation Plans and Arrangements:

Exhibits (10) (a) - (k) are management contracts or compensatory plans or arrangements in which the executive officers or directors of the registrant participate.

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

SEVCON, INC.

By /s/ Matthew Boyle	December 20, 2013
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 20, 2013
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 20, 2013
Paul N. Farquhar	(Principal Accounting Officer)

/s/ Maarten D. Hemsley	Director	December 20, 2013
Maarten D. Hemsley

/s/ Paul B. Rosenberg	Director	December 20, 2013
Paul B. Rosenberg

/s/ Marvin G. Schorr	Director	December 20, 2013
Marvin G. Schorr

/s/ Bernard F. Start	Director	December 20, 2013
Bernard F. Start

/s/ David R. A. Steadman	Director	December 20, 2013
David R. A. Steadman

/s/ Paul O. Stump	Director	December 20, 2013
Paul O. Stump

/s/ Frederick.A.Wang	Director	December 20, 2013
Frederick. A. Wang

/s/ William J. Ketelhut	Director	December 20, 2013
William J. Ketelhut

SCHEDULE II
SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2013 and 2012

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                 (in thousands of dollars)
Allowance for doubtful accounts	2013	2012
Balance at beginning of year	32	49
Additions charged to costs and expenses	31	25
Deductions from reserves:
Accounts collected	-	(3)
Reduction in reserve	-	-
Write off of uncollectible accounts	(4)	(39)
Foreign currency translation adjustment	2	-
Balance at end of year	61	32

                                                                                                                                                                                                                                                                            - 29 -