Form 10-Q
period 2013-12-28
SEVCON, INC.
filed 2014-02-10
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2014
Common stock, par value $.10	3,574,765

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 28, 2013

Index
PART I.                FINANCIAL INFORMATION

Item 1	Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except per share data)
	December 28, 2013	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,159	$2,062
Trade receivables, net of allowances for doubtful accounts of $48 at December 28, 2013 and $61 at September 30, 2013	6,292	6,746
Other receivables	833	357
Inventories	5,937	5,723
Prepaid expenses and other current assets	1,363	1,862
Total current assets	$16,584	16,750
Property, plant and equipment, at cost:
Land and improvements	23	23
Buildings and improvements	745	737
Equipment	11,170	10,992
	11,938	11,752
Less: accumulated depreciation and amortization	(10,054)	(9,783)
Net property, plant and equipment	1,884	1,969
Long-term deferred tax assets	3,557	3,152
Goodwill	1,435	1,435
Other-long term assets	57	54
Total assets	23,517	$23,360

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long term debt	47	$46
Accounts payable	3,631	3,880
Accrued expenses	1,934	2,087
Accrued and deferred taxes on income	48	47
Total current liabilities	5,660	6,060
Liability for pension benefits	8,266	8,354
Long term debt	1,716	1,728
Total liabilities	15,642	16,142
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none		-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; Outstanding 3,554,388 shares at December 28, 2013 and 3,474,388 at September 30, 2013	355	347
Premium paid in on common stock	5,751	5,699
Retained earnings	9,079	8,591
Accumulated other comprehensive loss	(7,310)	(7,419)
Total stockholders’ equity	7,875	7,218
Total liabilities and stockholders’ equity	23,517	$23,360

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	December 28, 2013	December 29, 2012
Net sales	$9,049	$6,640
Cost of sales	(5,217)	(4,400)
Gross profit	3,832	2,240
Selling, research and administrative expenses	(3,122)	(3,425)
Operating income (loss)	710	(1,185)
Interest expense	(16)	(24)
Foreign currency loss	(85)	(201)
Income (loss) before income tax	609	(1,410)
Income tax (provision) benefit	(121)	108
Net income (loss)	$488	$(1,302)
Basic income (loss) per share	$.14	$(.39)
Fully diluted income (loss) per share	$.14	$(.39)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

Net income (loss)	$488	$(1,302)
Other comprehensive income (loss):
Foreign currency translation adjustment	66	101
Defined benefit pension plans:
Actuarial loss net of $13 tax benefit (2013: net of $19 tax benefit)	43	53
Comprehensive income (loss)	$597	$(1,148)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 28, 2013	December 29, 2012
Cash flow from operating activities:
Net income (loss)	$488	$(1,302)
Adjustments to reconcile net income (loss) to net cash generated by (used by) operating activities:
Depreciation	168	146
Gain on sale of fixed assets	-	(3)
Stock-based compensation	59	71
Pension contributions (greater than) less than pension expense	(117)	42
Deferred tax provision	120	(108)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade and other receivables	36	540
Inventories	(169)	(62)
Prepaid expenses and other current assets	1	63
Accounts payable	(290)	(641)
Accrued expenses	(167)	(202)
Accrued and deferred taxes on income	(3)	(3)
Net cash generated by (used by) operating activities	126	(1,459)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(64)	(145)
Proceeds of sale of fixed assets	-	4
Net cash used by investing activities	(64)	(141)
Cash flow used by financing activities:
Repayments of long term debt	(11)	(10)
Net cash used by financing activities	(11)	(10)
Effect of exchange rate changes on cash	46	76
Net increase (decrease) in cash	97	(1,534)
Beginning balance - cash and cash equivalents	2,062	2,823
Ending balance - cash and cash equivalents	$2,159	$1,289
Supplemental disclosure of cash flow information:
Cash paid for income taxes	3	3
Cash paid for interest	$16	$24

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – December 28, 2013

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of December 28, 2013 and the results of operations and cash flows for the three months ended December 28, 2013. These unaudited interim financial statements should be read in conjunction with the 2013 annual consolidated financial statements and related notes included in the 2013 Sevcon, Inc. Annual Report filed on Form 10-K (the “2013 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the three month period ended December 28, 2013 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2013 to the significant accounting policies followed by Sevcon, Inc.

(3)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 62,000 shares reserved and available for grant at December 28, 2013.   There were 122,800 shares reserved and available for grant at December 29, 2012.  There were no options granted or exercised in the quarters ended December 28, 2013 and December 29, 2012.

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

Index
A summary of option activity for all plans for the three months ended December 28, 2013 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,000	$5.40	0.1 years	$-
Cancelled	(5,000)	5.40	-	-
Outstanding at December 28, 2013	-	$-	-	$-
Exercisable at December 28, 2013	-	$-	-	$-
Exercisable and expected to vest at December 28, 2013	-	$-	-	$-

The aggregate intrinsic value represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $5.27 and $4.85 closing market price of the Company’s common stock at December 28, 2013 and September 30, 2013, respectively.

In December 2013, the Company granted 80,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $354,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock will be approximately $18,000 on a quarterly basis.

A summary of restricted stock activity for the three months ended December 28, 2013 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2013	103,800	$5.05
Granted	80,000	$4.43
Vested	(27,000)	$4.86
Non-vested balance as of December 28, 2013	156,800	$4.77

Stock-based compensation expense was $59,000 and $71,000 for the three month periods ended December 28, 2013 and December 29, 2012, respectively. At December 28, 2013, there was $667,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 4.0 years.

Index
(4)	Cash dividends

The Board of Directors suspended dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(5)	Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	December 28, 2013	December 29, 2012
Net income (loss)	$488	$(1,302)
Weighted average shares outstanding - basic	3,375	3,339
Basic income (loss) per share	$.14	$(.39)
Common stock equivalents	36	18
Weighted average shares outstanding - diluted	3,411	3,357
Diluted income (loss) per share	$.14	$(.39)
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	-	36

(6)	Segment information

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

The significant accounting policies of the segments are the same as those described above and in Note 1 to the Notes to Consolidated Financial Statements in the 2013 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended December 28, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	8,535	514	-	9,049
Inter-segment revenues	-	-	-	-
Operating income	649	40	21	710
Identifiable assets	21,798	1,385	334	23,517

	Three months ended December 29, 2012
	Controls	Capacitors	Corporate	Total
Sales to external customers	6,202	438	-	6,640
Inter-segment revenues	-	2	-	2
Operating income (loss)	(1,143)	(14)	(28)	(1,185)
Identifiable assets	20,027	1,283	407	21,717

Index
In the electronic controls segment, revenues derive from the following products and services:

	(in thousands of dollars)
	Three Months ended
	December 28, 2013	December 29, 2012
Electronic controls for zero emission and hybrid electric vehicles	$6,584	$4,085
Accessory and aftermarket products and services	1,951	2,117
Total electronic controls segment revenues	$8,535	$6,202

(7)	Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended
	December 28, 2013	December 29, 2012
Research and development expense, net of grants receivable	$930	$1,083
Percentage of sales	10.3	16.3

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $17,000 in the first quarter of 2014 associated with research and development expense of $50,000. The Company recorded grant income of $6,000 associated with research and development expense of $19,000 in respect of this Technology Strategy Board grant in the same period in 2013.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $1,000 in the first quarter of 2014 associated with research and development expense of $3,000. The Company did not record any grant income or incur any research and development expense in respect of this grant in the first quarter of 2013.

In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant will defray part of the research and development expense associated with this project over the period to March 2015. The Company recorded grant income from this project in the first quarter of 2014 of $97,000 associated with research and development expense of $422,000. The Company did not record any grant income or incur any research and development expense in respect of this grant in the first quarter of 2013.

The grant income in the first quarter of 2014 and 2013 was recorded as a reduction of research and development expense.

Index
(8)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three month periods ended December 28, 2013 and December 29, 2012, respectively:

	(in thousands of dollars)
	Three Months ended
	December 28, 2013	December 29, 2012
Interest cost	$318	$323
Expected return on plan assets	(320)	(293)
Amortization of net loss	56	72
Net periodic benefit cost	54	102
Net cost of defined contribution plans	$115	$122

The following table sets forth the movement in the liability for pension benefits in the three month periods ended December 28, 2013 and December 29, 2012:

	(in thousands of dollars)
	Three Months ended
	December 28, 2013	December 29, 2012
Liability for pension benefits at beginning of period	$8,354	$10,264
Net periodic benefit cost	54	102
Plan contributions	(171)	(60)
Amortization of net loss	(56)	(72)
Effect of exchange rate changes	85	78
Balance at end of period	$8,266	$10,312

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	December 28, 2013	December 29, 2012
Non-current liabilities	$8,266	$10,312

Amounts recognized in accumulated other comprehensive (loss) consist of:

	(in thousands of dollars)
	December 28, 2013	December 29, 2012
Actuarial loss, net of $13,000 tax benefit (2013: net of $19,000 tax benefit)	$43	$53

Sevcon, Inc. contributed $50,000 to its U.S. defined benefit plan in the three months ended December 28, 2013; it presently anticipates contributing $150,000 to fund its U.S. plan in the remainder of fiscal 2014. In addition, employer contributions to the U.K. defined benefit plan were $121,000 in the first three months and are estimated to total $368,000 in 2014.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of December 28, 2013 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

Index
(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	6,902	-	-
Standard Life UK Indexed Linked Fund	1,687	-	-
Standard Life Long Corporate Bond Fund	1,631	-	-
CF Ruffer Absolute Return Fund	7,070	-	-
U.S. Equity Funds	285	-	-
U.S. Fixed Income Funds	2,328	-	-

Other Types of Investments
Cash	212	-	-
Total	20,115	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2014	$497
2015	618
2016	653
2017	646
2018	646
2019 – 2023	3,296

(9)	Inventories

Inventories were comprised of:

	(in thousands of dollars)
	December 28, 2013	September 30, 2013
Raw materials	$2,108	$2,201
Work-in-process	7	11
Finished goods	3,822	3,511
	$5,937	$5,723

Index
(10)	Other receivables

Other receivables of $833,000 at December 28, 2013 include $555,000 of receivables in the Company’s French subsidiary that have been reclassified from trade receivables. In January 2014 management was advised that SITL, a customer of the Company’s French subsidiary and a manufacturer of on-road electric vehicles, had entered administration protection for a minimum period of six months. SITL’s principal activity is the manufacture of domestic appliances; they also have a waste filtration business and a start-up business which manufactures electric vehicles with which the Company trades. The main customer of SITL’s domestic appliances business, Fagor Spain, was placed into administration in late 2013; the impact of this event caused SITL, including its electric vehicle division, to also be placed in administration. The Company has submitted a claim with the French court appointed administrator for the full amount of the receivable of $555,000. The administrator is seeking a buyer for the SITL business and will make an initial report into the administration process to the commercial court in Lyon, France, on March 6, 2014. This is the earliest estimate of when management will have any information upon which to assess the recoverability of this receivable. Due to the high level of uncertainty at this time, management has not assessed a reserve for an uncollectible amount, but any loss incurred may be up to the full amount recorded at December 28, 2013, of $555,000.

(11)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of December 28, 2013 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at December 28, 2013 approximated $1,763,000 (the carrying value on the consolidated balance sheet at December 28, 2013) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy described in Note 8.

(12)	Accrued expenses

Set out below is an analysis of other accrued expenses at December 28, 2013 and September 30, 2013, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	December 28, 2013	September 30, 2013
Accrued compensation and related costs	$1,071	$1,015
Other accrued expenses	863	1,072
	$1,934	$2,087

(13)	Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	December 28, 2013	December 29, 2012
Warranty reserves at beginning of period	$138	$89
Decrease in beginning balance for warranty obligations settled during the period	(43)	(8)
Foreign currency translation adjustment	1	3
Net increase in warranty reserves for products sold during the period	$43	$22
Warranty reserves at end of period	$139	$106

(14)	Debt

At December 28, 2013 the Company had $63,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at December 28, 2013, $47,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on December 31, 2013. Included in other long term liabilities at December 28, 2013, is $16,000 which represents the principal element of the loan installments payable in the fiscal year 2015. The fair market value of the debt at December 28, 2013 was $63,000.

Index
The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the first quarter of 2014, was calculated at a margin of 3.25% over LIBOR.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at December 28, 2013.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In July 2013, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,470,000 and which are secured by real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at December 28, 2013.

Annual principal payments on long term debt at December 28, 2013 are as follows:

Fiscal year	(in thousands of dollars)
2015	$16
2016	-
2017	1,700
Total	$1,716

(15)	Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements.

On December 31, 2013 the Company received the required approval of the government authorities in China to enter into a joint-venture agreement with Risenbo Technology Co., Ltd, (Risenbo), based in Hubei Province, China. Operating as Sevcon (Hubei) New Energy Technology Company, Ltd., the new joint venture company will market and sell existing and future Sevcon products for on-road electric and hybrid vehicle applications principally to Tier 1 automotive suppliers in China. Sevcon and Risenbo each will own a 50 percent stake in the joint venture, which will be led by a Sevcon-nominated chair. Subject to the satisfaction of certain closing conditions, the joint-venture agreement is expected to commence operations in the second quarter of 2014.

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

Index
CRITICAL ACCOUNTING ESTIMATES

As of December 28, 2013, there have been no material changes to the critical accounting estimates described in the Company’s 2012 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.
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

Index
OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended December 28, 2013

The following table compares the results by segment for the three months ended December 28, 2013 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	December 28, 2013	December 29, 2012	Total	Currency	Volume
Sales:
Controls - to external customers	$8,535	$6,202	38	2	36
Capacitors - to external customers	514	438	17	-	17
Capacitors - inter-segment	-	2	100	-	100
Capacitors – total	514	440	17	-	17
Total sales to external customers	9,049	6,640	36	1	35
Gross Profit:
Controls	3,625	2,105	72	(4)	76
Capacitors	207	135	54	2	52
Total	3,832	2,240	71	(4)	75
Selling research and administrative expenses:
Controls	2,976	3,248	8	(1)	9
Capacitors	167	149	(12)	-	(12)
Unallocated corporate expense	(21)	28	175	-	175
Total	3,122	3,425	9	(1)	10
Operating income (loss):
Controls	649	(1,143)	157	(10)	167
Capacitors	40	(14)	381	22	359
Unallocated corporate expense	21	(28)	175	-	175
Total	710	(1,185)	160	(10)	170
Other income and expense	(101)	(225)	55	52	3
Income (loss) before income tax	609	(1,410)	143	-	143
Income tax (provision) benefit	(121)	108	(212)	(1)	(211)
Net income (loss)	$488	$(1,302)	138	-	138

Sales in the first quarter of 2014 were $9,049,000 compared to $6,640,000 in the same quarter last year. This increase was mainly in our controls business and reflected higher sales in our traditional markets of aerial work platform and fork lift truck. In addition there was higher demand in the on-road sector for four-wheel applications which were partially offset by lower sales in the two-wheel on-road sector. Foreign currency exchange rates were similar to last year and had little effect on reported sales.

In the controls business segment, sales were higher than the first quarter last year in all of our three main geographic markets. Excluding foreign currency effects, revenues increased 38% from the first quarter last year in Europe, reflecting stronger aerial work platform business as well as higher product demand for four-wheel on-road electric vehicle applications. Sales were higher in North America by 31% driven by increased product demand in both the aerial work platform and fork lift truck markets while demand in the mining sector was essentially flat year-over-year. Sales in the Far East increased 65% driven primarily by year-over-year growth in demand for aerial work platform and fork lift truck applications in China and Japan.

In the capacitor business, volumes shipped were 17% higher compared to the first quarter last year, largely reflecting higher demand from railway signaling customers.

Gross profit of $3,832,000 was 42.3% of sales in the first quarter, compared to $2,240,000 or 33.7% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was largely due to an improved sales mix in the controls business as well as fixed overhead costs being a lower percentage of sales as sales volumes increased year-on-year.

Index
Selling, research and administrative expense in the first quarter of 2014 was $3,122,000, a decrease of $303,000, or 9%, compared to the same period last year. This decrease year-on-year partly reflects the cost savings implemented in the second quarter of 2013 in response to the reduction in customer demand in the first quarter of last year. The Company also recorded grant income of $115,000 in the first quarter of 2014 compared to $6,000 in the first quarter in the prior year; this grant income was recorded as a reduction of research and development expense in each year. The decrease in selling, research and administrative expense also reflects lower consulting and legal expenses in the first quarter of 2014 than in the first quarter last year when we recorded the cost of the final round of consultation in closing our U.K. defined benefit pension plan.

Engineering and research and development expense, net of grants receivable, as a percentage of total sales was 10.3% in the first quarter of fiscal 2014, compared with 16.3% in the first quarter of last year. This decrease reflects both the higher sales recorded in 2014 as well as the increased grants receivable in 2014 compared with the prior year.

There was operating income for the first quarter of 2014 of $710,000 which is $1,895,000 higher than last year when we recorded an operating loss of $1,185,000.

In the first quarter of 2014, interest expense was $16,000, a decrease of $8,000 compared to the prior year due to the Company’s U.K. bank overdraft facility being little used during the first quarter of 2014. There was a foreign currency loss of $85,000 in the first quarter of 2014 compared to a loss of $201,000 in the same period last year.

The Company recorded income before income taxes of $609,000 in the first quarter of 2014 compared to a loss before income taxes of $1,410,000 in the same period last year, and the Company recorded an income tax charge of $121,000 compared with an income tax benefit of $108,000 in the same period last year. There was net income after income tax for the quarter of $488,000 or income of $.14 per diluted share, compared to a loss after tax of $1,302,000, or a loss per diluted share of $.39, in the same quarter last year.

As discussed in Part II, Item 1A, “Risk Factors,” the continuing debt crisis in certain European countries poses significant potential risks to the Company’s business, financial position and results of operations.

Financial Condition

Cash balances at the end of the first quarter of 2014 were $2,159,000, compared to $2,062,000 on September 30, 2013, an increase in cash of $97,000 in the first three months of 2014.

In the first three months of 2014, operating activities generated $126,000 of cash. Excluding the impact of currency fluctuations, receivables decreased by $36,000, payables decreased by $290,000, and inventories increased by $169,000 in the quarter. The number of days sales in receivables decreased by two days from 65 day’s sales at September 30, 2013 to 63 days sales at December 28, 2013. Capital expenditures in the first three months were $64,000. Exchange rate changes increased reported cash by $46,000 in the first three months of 2013.

Other receivables of $833,000 at December 28, 2013 include $555,000 of receivables in the Company’s French subsidiary that have been reclassified from trade receivables. In January 2014 management was advised that SITL, a customer of the Company’s French subsidiary and a manufacturer of on-road electric vehicles, had entered administration protection for a minimum period of six months. SITL’s principal activity is the manufacture of domestic appliances; they also have a waste filtration business and a start-up business which manufactures electric vehicles with which the Company trades. The main customer of SITL’s domestic appliances business, Fagor Spain, was placed into administration in late 2013; the impact of this event caused SITL, including its electric vehicle division, to also be placed in administration. The Company has submitted a claim with the French court appointed administrator for the full amount of the receivable of $555,000. The administrator is seeking a buyer for the SITL business and will make an initial report into the administration process to the commercial court in Lyon, France, on March 6, 2014. This is the earliest estimate of when management will have any information upon which to assess the recoverability of this receivable. Due to the high level of uncertainty at this time, management has not assessed a reserve for an uncollectible amount, but any loss incurred may be up to the full amount recorded at December 28, 2013, of $555,000.

Index
The Company had a U.K. bank loan of $63,000, of which $47,000 was short-term and $16,000 long-term debt at December 28, 2013. It has overdraft facilities in the United Kingdom amounting to $1,470,000 which were unused as of December 28, 2013 and September 30, 2013. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a facility owned by that company. Both facilities were renewed in the third quarter of 2013 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at December 28, 2013. The revolving credit facility will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at December 28, 2013. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $568,000 in fiscal 2014; should the Company suffer a material reduction in revenues in 2014 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2014, approximately 50% of the Company’s sales were made in U.S. Dollars, 30% were made in British Pounds and 20% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

Index
The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of December 28, 2013. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of December 28, 2013 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at December 28, 2013:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2014	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,238	1,238
Accounts receivable in Euros	2,295	2,295
Accounts payable in British Pounds	1,117	1,117
Accounts payable in Euros	1,949	1,949
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,670	1,670
In Euros	1,253	1,253

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of December 28, 2013.

At December 28, 2013, the Company had $63,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at December 29 2013, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4	Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of December 28, 2013, these disclosure controls and procedures were effective.

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

Index
Item 1A	Risk Factors

In addition to the market risk factors set forth in Part I, Item 1A of our 2013 10-K and the considerations set out in Part I, Items 2 and 3 above, the Company believes that the following represent the most significant risk factors for the Company:

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

Ten customers accounted for 52% of the Company’s revenues in the first three months of 2014 and the largest customer accounted for 15% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

As of December 28, 2013, the Company’s subsidiary in the United States, Sevcon USA, Inc. had approximately $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

SEVCON, INC.

Date: February 10, 2014	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2013).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.