Form 10-Q
period 2014-03-29
SEVCON, INC.
filed 2014-05-13
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2014
Common stock, par value $.10	3,574,765

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2014

Index
PART I.	FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	March 29, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,450	$2,062
Trade receivables, net of allowances for doubtful accounts of $48 at March 29, 2014 and $61 at September 30, 2013	6,838	6,746
Other receivables	883	357
Inventories	5,965	5,723
Prepaid expenses and other current assets	2,085	1,862
Total current assets	17,221	16,750
Property, plant and equipment, at cost:
Land and improvements	23	23
Buildings and improvements	757	737
Equipment	11,517	10,992
	12,297	11,752
Less: accumulated depreciation	(10,335)	(9,783)
Net property, plant and equipment	1,962	1,969
Long-term deferred tax assets	3,374	3,152
Goodwill	1,435	1,435
Other-long term assets	150	54
Total assets	$24,142	$23,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$49	$46
Accounts payable	4,077	3,880
Accrued expenses	1,943	2,087
Accrued and deferred taxes on income	-	47
Total current liabilities	6,069	6,060
Liability for pension benefits	8,255	8,354
Long term debt	1,704	1,728
Total liabilities	16,028	16,142
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,574,765 shares at March 29, 2014 and 3,474,388 at September 30, 2013	358	347
Premium paid in on common stock	5,751	5,699
Retained earnings	9,241	8,591
Accumulated other comprehensive loss	(7,236)	(7,419)
Total stockholders’ equity	8,114	7,218
Total liabilities and stockholders’ equity	$24,142	$23,360

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$9,170	$8,017	$18,219	$14,657
Cost of sales	(5,568)	(5,010)	(10,785)	(9,410)
Gross profit	3,602	3,007	7,434	5,247
Selling, research and administrative expenses	(3,406)	(2,865)	(6,528)	(6,290)
Restructuring charge	-	(605)	-	(605)
Operating income (loss)	196	(463)	906	(1,648)
Interest expense	(19)	(26)	(35)	(50)
Interest income	1	1	1	1
Foreign currency loss	(39)	(88)	(124)	(289)
Income (loss) before income tax	139	(576)	748	(1,986)
Income tax benefit (provision)	23	638	(98)	746
Net income (loss)	162	62	650	(1,240)
Basic income (loss) per share	$0.05	$0.02	$0.19	$(0.37)
Fully diluted income (loss) per share	$0.05	$0.02	$0.19	$(0.37)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income (loss)	162	62	650	(1,240)
Other comprehensive income:
Foreign currency translation adjustment	30	20	96	121
Defined benefit pension plans:
Actuarial loss, net of $13 and $26 tax benefit for the three and six month periods, respectively, (2013: net of $18 and $37 tax benefit for the three and six month periods, respectively)	44	50	87	103
Comprehensive income (loss)	$236	$132	$833	$(1,016)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six months ended
	March 29, 2014	March 30, 2013
Cash flow from operating activities:
Net income (loss)	$650	$(1,240)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	304	309
Gain on sale of fixed assets	-	(3)
Stock-based compensation	127	168
Pension contributions greater than pension expense	(195)	(20)
Deferred tax provision (benefit)	98	(912)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	18	(300)
Other receivables	(526)	-
Inventories	(136)	115
Prepaid expenses and other current assets	(530)	54
Accounts payable	99	(52)
Accrued expenses	(167)	207
Accrued and deferred taxes on income	(83)	147
Net cash used by operating activities	(341)	(1,527)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(249)	(307)
Proceeds of sale of fixed assets	-	4
Net cash used by investing activities	(249)	(303)
Cash flow used by financing activities:
Repayments of long term debt	(23)	(21)
Purchase and retirement of common stock	(63)	(53)
Net cash used by financing activities	(86)	(74)
Effect of exchange rate changes on cash	64	83
Net decrease in cash	(612)	(1,821)
Beginning balance - cash and cash equivalents	2,062	2,823
Ending balance - cash and cash equivalents	$1,450	$1,002
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$83	$3
Cash paid for interest	35	50

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – March 29, 2014

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of March 29, 2014 and the results of operations and cash flows for the six months ended March 29, 2014. These unaudited interim financial statements should be read in conjunction with the 2013 annual consolidated financial statements and related notes included in the 2013 Sevcon,  Inc. Annual Report filed on Form 10-K (the “2013 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the six month period ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2013 to the significant accounting policies followed by Sevcon, Inc.

(3)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 183,400 shares reserved and available for grant at March 29, 2014.   There were 106,000 shares reserved and available for grant at March 30, 2013.  There were no options granted or exercised in the periods ended March 29, 2014 and March 30, 2013.

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

Index
A summary of option activity for all plans for the six months ended March 29, 2014 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,000	$5.40	0.1 years	$-
Cancelled	(5,000)	5.40	-	-
Outstanding at March 29, 2014	-	$-	-	$-
Exercisable at March 29, 2014	-	$-	-	$-
Exercisable and expected to vest at March 29, 2014	-	$-	-	$-

The aggregate intrinsic value, if any, included in the table above represents the difference between the exercise price of the options and the market price of the Company’s common stock for the options that had exercise prices that were lower than the $11.36 and $4.85 closing market price of the Company’s common stock at March 29, 2014 and September 30, 2013, respectively.

In December 2013, the Company granted 80,000 shares of restricted stock to seven employees, which will vest in five equal instalments so long as the employee is then employed by the Company, or as determined by the Compensation Committee. The estimated fair value of the stock measured on the date of grant was $354,000, based on the fair market value of the stock on the date of issue. The unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock in the first six months of 2014 was $35,000 and the subsequent charge will be approximately $18,000 on a quarterly basis.

In February 2014, the Company granted 28,600 shares of restricted stock to eleven non-employee directors, which will vest on the day before the 2015 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $213,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first six months of fiscal 2014 was $18,000 and the subsequent charge will be approximately $53,000 on a quarterly basis.

A summary of restricted stock activity for the six months ended March 29, 2014 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2013	103,800	$5.05
Granted	108,600	$5.23
Vested	(43,800)	$4.63
Non-vested balance as of March 29, 2014	168,600	$5.27

Stock-based compensation expense was $68,000 and $127,000 for the three and six month periods ended March 29, 2014 and $97,000 and $168,000 for the three and six month periods ended March 30, 2013. At March 29, 2014, there was $812,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 3.1 years.

Index
(4)	Cash dividends

The Board of Directors suspended dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

(5)	Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Six Months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income (loss)	$162	$62	$650	$(1,240)
Weighted average shares outstanding – basic	3,401	3,363	3,388	3,351
Basic income (loss) per share	$0.05	$0.02	$0.19	$(0.37)
Common stock equivalents	90	-	64	2
Weighted average shares outstanding – diluted	3,491	3,363	3,452	3,353
Diluted income (loss) per share	$0.05	$0.02	$0.19	$(0.37)
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	-	-	-	-

(6)	Segment information

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

The significant accounting policies of the segments are those described in Note 1 to the Notes to Consolidated Financial Statements in the 2013 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended March 29, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,601	569	-	$9,170
Inter-segment revenues	-	2	-	2
Operating income (loss)	190	104	(98)	196
Identifiable assets	22,220	1,341	581	24,142

	Three months ended March 30, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	7,581	436	-	8,017
Inter-segment revenues	-	4	-	4
Operating loss	(293)	(7)	(163)	(463)
Identifiable assets	20,242	1,147	491	21,880

	Six months ended March 29, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,136	$1,083	$-	$18,219
Inter-segment revenues	-	2	-	2
Operating income (loss)	839	144	(77)	906
Identifiable assets	22,220	1,341	581	24,142

Index
	Six months ended March 30, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	$13,783	$874	$-	$14,657
Inter-segment revenues	-	6	-	6
Operating loss	(1,436)	(21)	(191)	(1,648)
Identifiable assets	20,242	1,147	491	21,880

In the electronic controls segment, revenues derive from the following products and services:

(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Electronic controls for zero emission and hybrid electric vehicles	$6,555	$6,043	$13,139	$10,128
Accessory and aftermarket products and services	2,046	1,538	3,997	3,655
Total electronic controls segment revenues	$8,601	$7,581	$17,136	$13,783

(7)	Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 31, 2013
Research and development expense, net of grants receivable	$1,083	$1,004	$2,013	$2,087
Percentage of sales	12%	13%	11%	14%

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $16,000 and $33,000 in the three and six month periods ended March 29, 2014, respectively, associated with research and development expense of $47,000 and $97,000, respectively, in the same periods. The Company recorded grant income of $38,000 and $44,000 in the three and six month periods ended March 30, 2013, respectively, associated with research and development expense of $111,000 and $130,000, respectively, in the same periods.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $2,000 and $3,000 in the three and six month periods ended March 29, 2014, respectively, associated with research and development expense of $7,000 and $10,000, respectively, in the same periods. The Company did not record any grant income or incur any research and development expense in respect of this grant in the first six months of 2013.

In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant will defray part of the research and development expense associated with this project over the period from July 2013 to March 2015. The Company recorded grant income from this project of $139,000 and $236,000 in the three and six month periods ended March 29, 2014, respectively, associated with research and development expense of $547,000 and $969,000, respectively, in the same periods.  The Company did not record any grant income or incur any research and development expense in respect of this grant in the first six months of 2013.

Index
The grant income in the first six months of 2014 and 2013 was recorded as a reduction of research and development expense.

(8)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three and six month periods ended March 29, 2014 and March 30, 2013, respectively:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest cost	$325	$313	$643	$636
Expected return on plan assets	(327)	(297)	(647)	(590)
Amortization of net loss	57	68	113	140
Net periodic benefit cost	55	84	109	186
Net cost of defined contribution plans	$132	$121	$247	$243
Net cost of all employee benefit plans	$187	$205	$356	$429

The following table sets forth the movement in the liability for pension benefits in the six month periods ended March 29, 2014 and March 30, 2013:

	(in thousands of dollars)
	Six Months ended
	March 29, 2014	March 30, 2013
Liability for pension benefits at beginning of period	8,354	10,264
Net periodic benefit cost	109	186
Plan contributions	(304)	(206)
Recognition of net actuarial loss	(113)	(140)
Effect of exchange rate changes	209	(586)
Balance at end of period	8,255	9,518

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	March 29, 2014	March 30, 2013
Non-current liabilities	$8,255	$9,518

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Actuarial loss, net of $13 and $26 tax benefit for the three and six month periods, respectively, (2013: net of $18 and $37 tax benefit for the three and six month periods, respectively)	$44	50	$87	103
	$44	$50	$87	$103

Index
Sevcon, Inc. contributed $100,000 to its frozen U.S. defined benefit plan in the six months ended March 29, 2014; it presently anticipates contributing a further $100,000 to fund its U.S. plan in the remainder of fiscal 2014. In addition, employer contributions to the U.K. defined benefit plan were $204,000 in the first six months and are estimated to total $494,000 in 2014.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of March 29, 2014 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	7,006	-	-
Standard Life U.K. Indexed Linked Fund	1,773	-	-
Standard Life Long Corporate Bond Fund	1,716	-	-
CF Ruffer Absolute Return Fund	7,106	-	-
U.S. Equity Funds	327	-	-
U.S. Mutual Funds and Fixed Income Funds	2,393	-	-

Other Types of Investments
Cash	197	-	-
Total	20,518	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments have been, or are expected, to be paid:

(in thousands of dollars)
2014	$497
2015	618
2016	653
2017	646
2018	646
2019 – 2023	3,296

Index
(9)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	March 29, 2014	September 30, 2013
Raw materials	$2,255	$2,201
Work-in-process	17	11
Finished goods	3,693	3,511
	$5,965	$5,723

(10)	Other receivables

Other receivables of $883,000 at March 29, 2014 include $558,000 of receivables in the Company’s French subsidiary that have been reclassified from trade receivables. In January 2014 management was advised that SITL, a customer of the Company’s French subsidiary and a manufacturer of on-road electric vehicles, had entered administration protection for a minimum period of six months. The Company has submitted a claim with the French court appointed administrator for the full amount of the receivable of $558,000 and no resolution is expected for at least another month from the date of this filing. In late April 2014, the Commercial Court in Lyon gave Sevcon the option to recover from SITL the entire inventory of material represented by the receivable of $558,000. The inventory concerned represents current saleable product and, in the opinion of management, could be sold by the Company’s French subsidiary to alternative customers in a reasonable timescale. Due to the high level of uncertainty at this time, management has not assessed a reserve for an uncollectible amount, but any loss incurred may be up to the amount recorded at March 29, 2014, of $558,000 less the value of the inventory that would be recovered from SITL should the Company exercise its option to do so.

(11)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of March 29, 2014 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at March 29, 2014 approximated $1,753,000 (the carrying value on the consolidated balance sheet at March 29, 2014) based on recent financial market pricing. The long term debt represents a level 2 liability in accordance with the fair value hierarchy described in Note 8.

(12)	Accrued expenses

Set out below is an analysis of other accrued expenses at March 29, 2014 and September 30, 2013, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	March 29, 2014	September 30, 2013
Accrued compensation and related costs	$1,074	$1,015
Other accrued expenses	869	1,072
	$1,943	$2,087

Index
(13)	Warranty reserves

Warranty reserves are included on the balance sheet within accrued expenses; the movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Warranty reserves at beginning of period	$139	$106	$138	$89
Decrease in beginning balance for warranty obligations settled during the period	(1)	(7)	(44)	(15)
Foreign currency translation adjustment	1	(4)	2	(1)
Net increase (decrease) in warranty reserves for products sold during the period	1	(5)	44	17
Warranty reserves at end of period	$140	$90	$140	$90

(14)	Debt

At March 29, 2014, the Company had $53,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments of $4,000 comprising interest and principal for a five year period commencing in May 2010. Of the total amount outstanding at March 29, 2014, $49,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on March 31, 2015. Included in other long term liabilities at March 29, 2014, is $4,000 which represents the principal element of the loan installments payable in fiscal year 2015. The fair market value of the debt at March 29, 2014 was $53,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the second quarter of 2014, was calculated at a margin of 3.125% over LIBOR.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at March 29, 2014.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In July 2013, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The facilities total $1,495,000 and are secured by real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at March 29, 2014.

Annual principal payments on long term debt at March 29, 2014 are as follows:

Fiscal year	(in thousands of dollars)
2015	4
2016	-
2017	1,700
Total	1,704

Index
(15)	Subsequent events

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

CRITICAL ACCOUNTING ESTIMATES

As of March 29, 2014, there have been no material changes to the critical accounting estimates described in the Company’s 2013 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended March 29, 2014 and March 30, 2013

The following table compares the results by segment for the three months ended March 29, 2014 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	March 29, 2014	March 30, 2013	Total	Currency	Volume
Sales:
Controls - to external customers	$8,601	$7,581	13	4	9
Capacitors - to external customers	569	436	31	9	22
Capacitors - inter-segment	2	4	(50)	2	(52)
Capacitors – total	571	440	30	(9)	21
Total sales to external customers	9,170	8,017	14	4	10
Gross Profit:
Controls	3,315	2,856	16	(4)	20
Capacitors	287	151	90	11	79
Total	3,602	3,007	20	(3)	23
Selling, research and administrative expenses and restructuring charge:
Controls	(3,125)	(3,149)	1	(4)	5
Capacitors	(183)	(158)	(16)	(7)	(8)
Unallocated corporate expense	(98)	(163)	40	-	40
Total	(3,406)	(3,470)	2	(4)	6
Operating income (loss):
Controls	190	(293)	165	(84)	249
Capacitors	104	(7)	NM	NM	NM
Unallocated corporate expense	(98)	(163)	40	-	40
Total	196	(463)	142	(52)	194
Other income and expense	(57)	(113)	50	(2)	52
Income (loss) before income tax	139	(576)	124	(42)	166
Income tax benefit	23	638	(96)	-	(96)
Net income (loss)	$162	$62	162	(392)	554

Sales in the second quarter of 2014 were $9,170,000 compared to $8,017,000 in the same quarter last year. This increase was mainly in our controls business and largely reflected higher sales to customers in our traditional off-road markets of aerial work platform and fork lift truck, as well as higher demand for on-road applications. Sales growth of 12% in both the off-road and four-wheel on-road sectors of our business combined was lower than anticipated although we saw growth in controller shipments in excess of 30% for two-wheel on-road applications such as electric scooters and motorcycles. As in the first fiscal quarter, this sales growth in two-wheel on-road applications was driven by increased European and Asian demand in scooter applications and by our business with motorcycle manufacturers in North America. Foreign currency fluctuations increased reported sales in the second fiscal quarter by $331,000, or 4%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, sales were higher than the second quarter last year in all three of our main geographic markets. Excluding foreign currency effects, sales in the Far East increased 82% driven by stronger product demand for aerial work platform applications in China and Japan. Sales in Europe increased 5% from the second quarter last year, also reflecting stronger aerial work platform business, as well as continued modest growth in product demand for four-wheel on-road EV applications. Sales increased 7% from the second quarter last year in North America driven largely by an increase in sales of 160% to two-wheel, on-road OEM’s which more than offset a combined reduction in sales of 32% in the traditional areas of aerial work platform, airport ground support and the mining sector.

Index
The second quarter of 2014 marked Sevcon’s fifth consecutive quarter of sequential revenue growth. We believe that underlying demand is slowly gathering strength in the majority of our markets worldwide and our business continues to benefit from having a low-cost, flexible manufacturing model. However, we cannot predict the timing or the magnitude of any potential resulting improvements in our revenues or margin.

In the capacitor business, volumes shipped were 31% higher compared to the second quarter last year, largely reflecting continuing higher demand from railway signaling customers.

Gross profit of $3,602,000 was 39.3% of sales in the second quarter, compared to $3,007,000 or 37.5% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was due to improved sales mix in both the controls business and the capacitor business and the impact of the cost savings implemented in the controls division in the second quarter last year.

Selling, research and administrative expenses in the second quarter increased by $541,000 from the second quarter of fiscal 2013, this increase largely reflects continued investment in engineering and research and development resources, including the hiring of additional engineering staff. Engineering and research and development expense as a percentage of total sales was 12% in the second quarter of fiscal 2014, compared with 13% in the same period last year In addition, the Company recorded grant income of $157,000 in the second quarter of 2014 compared to $38,000 in the same period last year; this grant income was recorded as a reduction of research and development expense in each year.

There was operating income for the second quarter of $196,000 compared with an operating loss of $463,000 in the same period last year, which included a $605,000 restructuring charge.  The table on page 14 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The 52% unfavorable change in operating income for the three month period to March 29, 2014 represents a reduction of $241,000 in operating income compared to the three month period ended March 30, 2013, due to foreign currency changes. Excluding the impact of foreign currency, operating income would have been $437,000, an increase of $900,000 compared to the prior year period. This was mainly due to a weaker U.S. Dollar compared to the Euro and the British Pound than in the prior year period.

In the second quarter of 2014, interest expense was $19,000; a decrease of $7,000 compared to the prior year, due to the Company’s U.K. bank overdraft facility being little used during the first half of 2014 and lower interest payable on the bank loan in the capacitor business.

The Company recorded income before income taxes of $139,000 in the second quarter of 2014 compared to a loss before income taxes of $576,000 in the same period last year. There was an income tax benefit of $23,000 compared with a benefit of $638,000, in the same period last year. The tax benefit recorded in the second quarter of 2014 reflects the significant variance in income tax rates in the jurisdictions in which the Company operates and the relative profit or loss made in each business.

There was net income for the quarter, after income tax benefit, of $162,000 or $0.05 per diluted share, compared to net income after tax of $62,000, or income of $0.02 per diluted share in the same quarter last year.

We have announced that we are considering raising additional equity capital to finance growth, including investment in our engineering and other technical resources. We may seek to generate growth organically, through the acquisition of other businesses, or both and we may commence these activities during the current quarter. Any such activity will incur additional cost, in both the near and longer term, which is likely to be material.

Index
Six months ended March 29, 2014 and March 30, 2013

The following table compares the first half year results by segment for the six months ended March 29, 2014 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Six months ended		Favorable (unfavorable) % change due to:
	March 29, 2014	March 30, 2013	Total	Currency	Volume
Sales:
Controls - to external customers	$17,136	$13,783	24	3	21
Capacitors - to external customers	1,083	874	24	5	19
Capacitors - inter-segment	2	6	(67)	2	(69)
Capacitors - total	1,085	880	23	5	18
Total sales to external customers	18,219	14,657	24	3	21
Gross Profit:
Controls	6,940	4,961	40	(4)	44
Capacitors	494	286	73	7	67
Total	7,434	5,247	42	(3)	45
Selling, research and administrative expenses and restructuring charge:
Controls	(6,101)	(6,397)	5	(3)	8
Capacitors	(350)	(307)	(14)	(4)	(10)
Unallocated corporate expense	(77)	(191)	59	-	59
Total	(6,528)	(6,895)	5	(3)	8
Operating income (loss):
Controls	839	(1,436)	158	(25)	183
Capacitors	144	(21)	786	41	745
Unallocated corporate expense	(77)	(191)	59	-	59
Total	906	(1,648)	155	(21)	176
Other income and expense	(158)	(338)	53	34	19
Income (loss) before income tax	748	(1,986)	138	(12)	150
Income tax (provision) benefit	(98)	746	(113)	-	(113)
Net income (loss)	$650	$(1,240)	152	(19)	171

Sales in the six months ended March 29, 2014 were $18,219,000, an increase of 3,562,000 or 24%, compared to the same period last year when sales were $14,657,000. Foreign currency fluctuations increased reported sales in the first half year by $430,000, or 3%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, volumes shipped were higher in all geographic regions in which the Company operates; Europe, North America and the Far East were 17%, 16% and 71% higher, respectively, compared to the same period last year. The Company’s traditional markets were 25% higher than the same period last year driven by higher sales to customers in aerial work platform and fork lift truck, as well as higher demand for on-road applications and aftermarket products. Sales increases in these sectors more than offset an 18% decrease in sales to mining customers. Sales in the four-wheel on-road sector were up substantially at 62% year-over-year, while sales in the two-wheel on-road sector were slightly lower than last year.

Volumes shipped in the capacitor business were 24% higher than the same period last year with higher demand from railway signaling customers and industrial equipment manufacturers.

Gross profit of $7,434,000 was 40.8% of sales in the period compared to $5,247,000, or 35.8%, in the comparable period in 2013; this increase in gross profit percentage was due to improved sales mix in both the controls business and the capacitor business and the impact of the cost savings implemented in the controls business in the second quarter last year.

Index
Selling, research and administrative expenses in the period were $6,528,000, an increase of $238,000 from the same period in 2013; the increase in operating expense year-on-year reflects increased investment in engineering and research and development and sales and marketing in response to the increased sales levels and customer demand compared to the prior year. Engineering and research and development expense as a percentage of total sales was 11% in the first half of 2014, compared with 14% in the same period last year.  In addition, the Company recorded grant income of $272,000 in the first half of 2014 compared to $44,000 in the same period in the prior year; this grant income was recorded as a reduction of research and development expense in each period.

The Company recorded operating income in the first half of fiscal 2014 of $906,000 compared with an operating loss in the first half of fiscal 2013 of $1,648,000.  The table on page 16 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The 21% unfavorable change in operating income for the six month period to March 29, 2014 represents a reduction of $352,000 in operating income compared to the six month period ended March 30, 2013, due to foreign currency changes. Excluding the impact of foreign currency, operating income would have been $1,258,000, an increase of $2,906,000, compared to the prior year period. This was mainly due to a weaker U.S. Dollar compared to the Euro and the British Pound than in the prior year period.

In the first half of 2014 the Company recorded an income tax charge of $98,000, or 13.1% of income before income tax, compared to an income tax benefit of $746,000, or 37.6% of the loss before income tax in the same period in 2013. The lower effective tax rate in 2014 reflects the significant variance in income tax rates in the jurisdictions in which we do business and the relative profit or loss made in each business in each period. In addition, there is a continuing impact of the year-on-year reduction in the corporate income tax rate in the U.K. and also the availability in the U.K. of favorable research and development tax credits, which further reduces our effective U.K. income tax rate.

The Company recorded net income for the first half of 2014 of $650,000 or $0.19 per diluted share compared to a net loss for the first half of 2013 of $1,240,000 or $0.37 per diluted share.

Financial Condition

Cash balances at the end of the second quarter of 2014 were $1,450,000 compared to $2,062,000 on September 30, 2013, a reduction in cash of $612,000 in the first six months of 2014.

Other receivables of $883,000 at March 29, 2014 include $558,000 of receivables in the Company’s French subsidiary that have been reclassified from trade receivables. In January 2014 management was advised that SITL, a customer of the Company’s French subsidiary and a manufacturer of on-road electric vehicles, had entered administration protection for a minimum period of six months. The Company has submitted a claim with the French court appointed administrator for the full amount of the receivable of $558,000 and no resolution is expected for at least another month from the date of this filing. In late April 2014, the Commercial Court in Lyon gave Sevcon the option to recover from SITL the entire inventory of material represented by the receivable of $558,000. The inventory concerned represents current saleable product and, in the opinion of management, could be sold by the Company’s French subsidiary to alternative customers in a reasonable timescale. Due to the high level of uncertainty at this time, management has not assessed a reserve for an uncollectible amount, but any loss incurred may be up to the amount recorded at March 29, 2014, of $558,000 less the value of the inventory that would be recovered from SITL should the Company exercise its option to do so.

In the first six months of 2014, operating activities used $341,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $508,000, inventories increased by $136,000 and prepaid expenses increased by $530,000, all of which reduced cash during the period. Accounts payable increased by $99,000 which increased cash in the period. Accrued expenses and accrued taxes decreased by $167,000 and $83,000, respectively, which reduced cash in the period. The number of days sales in receivables increased in the first six months of 2014 by one day from 65 days at September 30, 2013 to 66 days at March 29, 2014. Capital expenditures in the first six months were $249,000. Exchange rate changes increased reported cash by $64,000 in the first six months of 2014.

The Company had a U.K. bank loan of $53,000, of which $49,000 was short-term and $4,000 long-term debt at March 29, 2014. It has overdraft facilities in the United Kingdom amounting to $1,495,000, which were unused as of March 29, 2014 and September 30, 2013. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the property owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a property owned by that company. Both facilities were renewed in the third quarter of 2013 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Index
The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at March 29, 2014. The revolving credit facility will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at March 29, 2014. It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $695,000 in fiscal 2014. Should the Company suffer a material reduction in revenues in 2014 this commitment could adversely impact the Company’s financial position.

The outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America and the continuing austerity measures in Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at status quo levels in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

However, management has said that in order to increase the rate of growth and improve shareholder value we would need to increase our investment in engineering and other technical resources. We may do this organically, through the acquisition of other businesses, or both. In either case, we need to raise additional equity capital. Such capital may not be available to us at a reasonable cost or at all.

Item 3   Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2014, approximately 50% of the Company’s sales were made in U.S. Dollars, 27% were made in British Pounds and 23% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

Index
The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of March 29, 2014. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of March 29, 2014 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at March 29, 2014:

		(in thousands of dollars)
	Expected maturity or transaction date	Expected maturity or transaction date
	Fiscal 2014	Fiscal 2015	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,337	-	1,337
Accounts receivable in Euros	2,363	-	2,363
Accounts payable in British Pounds	695	-	695
Accounts payable in Euros	2,937	-	2,937
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,381	-	1,381
In Euros	1,968	-	1,968

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks. If the banking system or the fixed income or credit markets deteriorate or become volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of March 29, 2014.

At March 29, 2014, the Company had $53,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at March 29, 2014, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4   Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of March 29, 2014, these disclosure controls and procedures were effective.

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

The Company is increasingly involved in developing products for the on-road electric vehicle market. We have relationships with several customers that incorporate our products into their EV products. Our competitors and others are also developing products for other entrants in the EV market, with similar and competing technologies. If our customers’ products or technology are not successful commercially, or if worldwide demand for EVs fails to grow as much as we hope, we may not realize the anticipated demand for our products in the EV market, which may have a material adverse effect on our results of operations.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 51% of the Company’s revenues in the first six months of 2014 and the largest customer accounted for 14% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The Company’s commitment to make defined benefit pension contributions could adversely impact its financial position.

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $695,000 in fiscal 2014. Should the Company suffer a material reduction in revenues in 2014 this commitment could adversely impact the Company’s financial position.

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

As of March 29, 2014, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

Product liability claims may have a material adverse effect.

The Company’s products are technically complex and are installed and used by third parties. Defects in their design, installation, use or manufacturing may result in product liability claims against the Company. Such claims may result in significant damage awards, and the cost of any such litigation could be material.

We may not be able to attract and retain the level of high quality engineering staff that we need to develop the new and improved products we need to be successful.

The Company needs sufficient highly qualified engineers and technicians to develop and test the products our customers require. This is an expensive and scarce resource. If we are unable to attract and retain the level of high quality engineering staff that we need for our new and improved products, we will lose business and our financial condition will be adversely affected.

We may not be able to raise the capital we would like to have to grow our business.

Growing organically or through acquisitions of other businesses is expensive. We are considering raising equity capital, either through a rights offering or otherwise. If we are not able to raise as much as would be needed to pursue all the opportunities available to us, we will have to cut back or delay development projects, which could have a material adverse effect on our results of operations and financial condition.

Businesses we acquire may not generate the revenue and earnings we anticipate and may otherwise adversely affect our operations and financial condition.

We are considering supplementing our growth by acquiring new businesses. If we do that, but we fail to successfully integrate and manage the businesses we acquire, or if an acquisition does not further our business strategy as we expected, our operating results and financial condition may be materially adversely affected. Business combinations also involve a number of risks and uncertainties that can have an adverse impact, including that:

Index
•	the costs of acquiring and integrating another business may be materially greater than we anticipate;
•	managing an acquired company’s technologies or lines of business or entering new markets where we have limited or no prior experience or where competitors may have stronger market positions may be more difficult than we anticipate;
•	we may fail to achieve the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill;
•	the attention of our management and employees may be diverted;
•	we may not be able to retain key personnel of an acquired business;
•	we may assume unanticipated legal or financial liabilities;
•	we may suffer significant increases in our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition; and
•	our existing stockholders may be diluted and earnings per share may decrease if we were to issue a significant amount of equity securities in connection with an acquisition.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock re-acquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended March 29, 2014, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
December 29, 2013 to January 25, 2014	8,223	$7.70	-	-
January 26, 2014 to February 22, 2014	-	-	-	-
February 23, 2014 to March 29, 2014	-	-	-	-
Total	8,223	$7.70	-	-

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

See Exhibit Index immediately preceding the exhibits.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: May 13, 2014	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2013).

10.1	Sevcon, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to Proxy Statement filed on January 6, 2014).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.