Form 10-Q
period 2014-06-28
SEVCON, INC.
filed 2014-08-07
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2014
Common stock, par value $.10	3,574,765

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2014

Index
PART I.                FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	June 28, 2014	September 30, 2013
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,303	$2,062
Trade receivables, net of allowances for doubtful accounts of $42 at June 28, 2014 and $61 at September 30, 2013	7,188	6,746
Other receivables	866	357
Inventories, net	6,384	5,723
Prepaid expenses and other current assets	2,584	1,862
Total current assets	18,325	16,750
Property, plant and equipment, at cost:
Land and improvements	24	23
Buildings and improvements	775	737
Equipment	12,063	10,992
	12,862	11,752
Less: accumulated depreciation	(10,691)	(9,783)
Net property, plant and equipment	2,171	1,969
Long-term deferred tax assets	3,367	3,152
Goodwill	1,435	1,435
Other-long term assets	170	54
Total assets	$25,468	$23,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$42	$46
Accounts payable	4,638	3,880
Accrued expenses	1,946	2,087
Accrued and deferred taxes on income	-	47
Total current liabilities	6,626	6,060
Liability for pension benefits	8,320	8,354
Long term debt	1,700	1,728
Total liabilities	16,646	16,142
Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; outstanding – none	-	-
Common stock, par value $.10 per share - authorized - 8,000,000 shares; outstanding 3,574,765 shares at June 28, 2014 and 3,474,388 at September 30, 2013	358	347
Premium paid in on common stock	5,850	5,699
Retained earnings	9,463	8,591
Accumulated other comprehensive loss	(7,170)	(7,419)
Total Sevcon, Inc. stockholders’ equity	8,501	7,218
Noncontrolling interests	321	-
Total stockholders’ equity	8,822	7,218
Total liabilities and stockholders’ equity	$25,468	$23,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$9,657	$8,675	$27,876	$23,332
Cost of sales	(6,081)	(5,438)	(16,866)	(14,848)
Gross profit	3,576	3,237	11,010	8,484
Selling, research and administrative expenses	(3,363)	(2,944)	(9,891)	(9,234)
Restructuring charge	-	-	-	(605)
Operating income (loss)	213	293	1,119	(1,355)
Interest expense	(18)	(28)	(53)	(78)
Interest income	-	-	1	1
Foreign currency loss	(7)	(94)	(131)	(383)
Income (loss) before income tax	188	171	936	(1,815)
Income tax benefit (provision)	34	(47)	(64)	699
Net income (loss)	222	124	872	(1,116)
Less: Net income (loss) attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to common stockholders	222	124	872	(1,116)
Basic income (loss) per share	$0.07	$0.04	$0.26	$(0.33)
Fully diluted income (loss) per share	$0.06	$0.04	$0.25	$(0.33)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$222	$124	$872	$(1,116)
Other comprehensive income:
Foreign currency translation adjustment	22	66	118	187
Defined benefit pension plans:
Amortization of actuarial loss, 2014: net of $13 and $39 tax benefit for the three and nine month periods, respectively, (2013: net of $19 and $56 tax benefit for the three and nine month periods, respectively)	44	49	131	152
Comprehensive income (loss)	288	239	1,121	(777)
Less: Comprehensive income (loss) attributable to noncontrolling interests	-	-	-	-
Comprehensive income (loss) attributable to common stockholders	$288	$239	$1,121	$(777)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	June 28, 2014	June 29, 2013
Cash flow from operating activities:
Net income (loss)	$872	$(1,116)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	456	458
Gain on sale of property, plant and equipment	-	(3)
Stock-based compensation	225	215
Pension contributions greater than pension expense	(264)	(44)
Deferred tax provision (benefit)	64	(1,107)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	(306)	(932)
Other receivables	(494)	-
Inventories	(460)	301
Prepaid expenses and other current assets	(1,002)	122
Accounts payable	566	446
Accrued expenses	(178)	159
Accrued and deferred taxes on income	(12)	408
Net cash used by operating activities	(533)	(1,093)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(559)	(383)
Proceeds of sale of property, plant and equipment	-	4
Investment in joint venture, net of cash acquired	322	-
Net cash used by investing activities	(237)	(379)
Cash flow used by financing activities:
Repayments of long term debt	(35)	(31)
Purchase and retirement of common stock	(63)	(70)
Net cash used by financing activities	(98)	(101)
Effect of exchange rate changes on cash	109	88
Net decrease in cash	(759)	(1,485)
Beginning balance - cash and cash equivalents	2,062	2,823
Ending balance - cash and cash equivalents	$1,303	$1,338
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$12	$22
Cash paid for interest	53	78

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – June 28, 2014

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of June 28, 2014 and the results of operations and cash flows for the nine months ended June 28, 2014. These unaudited interim financial statements should be read in conjunction with the 2013 annual consolidated financial statements and related notes included in the 2013 Sevcon,  Inc. Annual Report filed on Form 10-K (the “2013 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

The results of operations for the nine month period ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

Other than the matter referred to below and the new accounting pronouncement set forth in Note 3, there have been no changes since the end of 2013 to the significant accounting policies followed by Sevcon, Inc.:

Basis of preparation

Joint venture and Noncontrolling Interest

In the third quarter of 2014 the Company completed the establishment of a joint venture company (see Note 16 - Establishment of Joint Venture in China) in which Sevcon has a 50% ownership and in which there is a 50% noncontrolling interest. The financial statements of the joint-venture have been consolidated with the Company’s as at June 28, 2014 as we have a controlling interest in the joint-venture company by virtue of  board voting arrangements.

(3)	New accounting pronouncement

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

(4)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 183,400 shares reserved and available for grant at June 28, 2014.   In the second quarter of 2014 stockholders approved an increase of 150,000 in the number of shares of common stock authorized for issuance under the Plan. In the period ended June 28, 2014, 80,000 shares of restricted stock were granted to management, 28,600 shares were granted to non-employee directors and 5,000 shares under option were cancelled. There were 137,000 shares reserved and available for grant at June 29, 2013. There were no options granted or exercised in the periods ended June 28, 2014 and June 29, 2013.

Index

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

A summary of option activity for all plans for the nine months ended June 28, 2014 is as follows:

	Shares under Option	Weighted average Exercise Price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,000	$5.40	0.1 years	$-
Cancelled	(5,000)	5.40	-	-
Outstanding at June 28, 2014	-	$-	-	$-
Exercisable at June 28, 2014	-	$-	-	$-
Exercisable and expected to vest at June 28, 2014	-	$-	-	$-

In December 2013, the Company granted 80,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company, or as determined by the Compensation Committee. The estimated fair value of the stock measured on the date of grant was $354,000, based on the fair market value of the stock on the date of issue. The unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock in the first nine months of 2014 was $35,000 and the subsequent charge will be approximately $18,000 on a quarterly basis.

In February 2014, the Company granted 28,600 shares of restricted stock to eleven non-employee directors, which will vest on the day before the 2015 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $213,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month requisite service period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first nine months of fiscal 2014 was $71,000 and the subsequent charge will be approximately $53,000 on a quarterly basis.

A summary of restricted stock activity for the nine months ended June 28, 2014 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2013	103,800	$5.05
Granted	108,600	$5.23
Vested	(43,800)	$4.63
Non-vested balance as of June 28, 2014	168,600	$5.27

Stock-based compensation expense was $98,000 and $225,000 for the three and nine month periods ended June 28, 2014 and $47,000 and $215,000 for the three and nine month periods ended June 29, 2013. At June 28, 2014, there was $716,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 3.0 years.

Index
(5)	Cash dividends

Common stock dividends

The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying common stock dividends as conditions and the Company’s operating results improve.

Preference share dividends

On August 1, 2014 the Company filed a registration statement for a rights offering of Series A Convertible Preferred Stock intended to raise $10 million before expenses. The preferred stock, which has a stated value of $24 per share, will pay a 4% cumulative annual dividend paid semi-annually on October 15 and April 15, each year. We will issue up to 465,500 shares of Series A Convertible Preferred Stock and pay an annual dividend of up to $446,880. The first dividend will be paid on October 15, 2014.

(6)	Calculation of earnings per share and weighted average shares outstanding

Basic and fully diluted earnings per share were calculated as follows:

	(in thousands except per share data)
	Three Months ended		Nine Months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$222	$124	$872	$(1,116)
Weighted average shares outstanding – basic	3,406	3,365	3,394	3,356
Basic income (loss) per share	$0.07	$0.04	$0.26	$(0.33)
Common stock equivalents	93	6	74	4
Weighted average shares outstanding – diluted	3,499	3,371	3,468	3,360
Diluted income (loss) per share	$0.06	$0.04	$0.25	$(0.33)
No. of options that are anti-dilutive excluded from calculation of common stock equivalents	-	-	-	-

(7)	Segment information

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

	(in thousands of dollars)
	Three months ended June 28, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,063	$594	$-	$9,657
Inter-segment revenues	-	3	-	3
Operating income (loss)	194	108	(89)	213
Total assets, excluding goodwill	21,907	1,462	664	24,033

Index

	Three months ended June 29, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	8,191	$484	$-	$8,675
Inter-segment revenues	-	-	-	-
Operating income (loss)	208	29	56	293
Total assets, excluding goodwill	19,637	1,149	450	21,236

	Nine months ended June 28, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	26,199	$1,677	$-	$27,876
Inter-segment revenues	-	5	-	5
Operating income (loss)	1,033	252	(166)	1,119
Total assets, excluding goodwill	21,907	1,462	664	24,033

	Nine months ended June 29, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	21,974	$1,358	$-	$23,332
Inter-segment revenues	-	6	-	6
Operating loss	(1,228)	8	(135)	(1,355)
Total assets, excluding goodwill	19,637	1,149	450	21,236

In the electronic controls segment, revenues derive from the following products and services:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Electronic controls for zero emission and hybrid electric vehicles	$6,591	$5,718	$19,730	$14,367
Accessory and aftermarket products and services	2,472	2,473	6,469	7,607
Total electronic controls segment revenues	$9,063	$8,191	$26,199	$21,974

(8)	Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research and development expense, net of grants receivable	$1,045	$970	$3,058	$3,057
Percentage of sales	10.8%	11.2%	11.0%	13.1%

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $28,000 and $61,000 in the three and nine month periods ended June 28, 2014, respectively, associated with research and development expense of $83,000 and $180,000, respectively, in the same periods. The Company recorded grant income of $39,000 and $76,000 in the three and nine month periods ended June 29, 2013, respectively, associated with research and development expense of $114,000 and $225,000, respectively, in the same periods.

Index
In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $1,000 and $4,000 in the three and nine month periods ended June 28, 2014, respectively, associated with research and development expense of $8,000 and $18,000, respectively, in the same periods. The Company recorded grant income of $1,000 associated with research and development expense of $3,000 in respect of this grant in the three and nine months ended June 29, 2013.

In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant will defray part of the research and development expense associated with this project over the period from July 2013 to March 2015. The Company recorded grant income from this project of $103,000 and $339,000 in the three and nine month periods ended June 28, 2014, respectively, associated with research and development expense of $423,000 and $1,392,000, respectively, in the same periods.  The Company did not record any grant income or incur any research and development expense in respect of this grant in the first nine months of 2013.

The grant income in the first nine months of 2014 and 2013 was recorded as a reduction of research and development expense.

(9)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three and nine month periods ended June 28, 2014 and June 29, 2013, respectively:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest cost	$330	$309	$973	$945
Expected return on plan assets	(331)	(286)	(978)	(876)
Amortization of net loss	57	68	170	208
Net periodic benefit cost	56	91	165	277
Net cost of defined contribution plans	$125	$103	$372	$346
Net cost of all employee benefit plans	$181	$194	$537	$623

The following table sets forth the movement in the liability for pension benefits in the nine month periods ended June 28, 2014 and June 29, 2013:

	(in thousands of dollars)
	Nine Months ended
	June 28, 2014	June 29, 2013
Liability for pension benefits at beginning of period	$8,354	$10,264
Net periodic benefit cost	165	277
Plan contributions	(429)	(321)
Amortization of actuarial loss	(170)	(208)
Effect of exchange rate changes	400	516
Balance at end of period	$8,320	$9,496

Index
Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	June 28, 2014	June 29, 2013
Non-current liabilities	$8,320	$9,496

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization of actuarial loss, net of $13 and $39 tax benefit for the three and nine month periods, respectively, (2013: net of $19 and $56 tax benefit for the three and nine month periods, respectively)	$44	$49	$131	$152

Sevcon, Inc. contributed $100,000 to its frozen U.S. defined benefit plan in the nine months ended June 28, 2014; it presently anticipates contributing a further $100,000 to fund its U.S. plan in the remainder of fiscal 2014. In addition, employer contributions to the U.K. defined benefit plan were $329,000 in the first nine months and are estimated to total $500,000 in 2014.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of June 28, 2014 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	7,327	-	-
Standard Life U.K. Indexed Linked Fund	1,854	-	-
Standard Life Long Corporate Bond Fund	1,810	-	-
CF Ruffer Absolute Return Fund	7,321	-	-
U.S. Equity Funds	346	-	-
U.S. Mutual Funds and Fixed Income Funds	2,477	-	-

Other Types of Investments
Cash	165	-	-
Total	21,300	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments have been, or are expected, to be paid:

Index

(in thousands of dollars)
2014	$497
2015	618
2016	653
2017	646
2018	646
2019 – 2023	$3,296

(10)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	June 28, 2014	September 30, 2013
Raw materials	$2,327	$2,201
Work-in-process	113	11
Finished goods	3,944	3,511
	$6,384	$5,723

(11)	Other receivables

Other receivables of $866,000 at June 28, 2014 include $551,000 of receivables in the Company’s French subsidiary that have been reclassified from trade receivables. In January 2014 management was advised that SITL-Brandt Motors, a customer of the Company’s French subsidiary and a manufacturer of on-road electric vehicles, had entered administration protection for a minimum period of six months. The Company has submitted a claim with the French court appointed administrator for the full amount of the receivable of $551,000 and this claim has been acknowledged by the administrator. In addition, the Commercial Court in Lyon gave Sevcon the option to recover from SITL-Brandt Motors the entire inventory of material represented by the receivable of $551,000. The inventory concerned represents current saleable product and, in the opinion of management, could be sold by the Company’s French subsidiary to alternative customers in a reasonable timescale at similar margins.

In late June 2014 the Commercial Court in Lyon announced that it had approved the acquisition of SITL-Brandt Motors by Cenntro Motor Corporation, a Nevada based manufacturer of all-electric vehicles. Cenntro Motor Corporation has since announced that it will inject an initial $20 million of working capital into the former SITL-Brandt Motors operation and create a new French company which will serve as the European headquarters of the Cenntro Motors Group. At the date of this filing management are seeking to engage with Cenntro Motor Corporation to discuss the recoverability of the outstanding receivable and the future supply of controllers for electric vehicle manufacture. Due to the high level of uncertainty at this time, management has not assessed a reserve for an uncollectible amount, but any loss incurred may be up to the amount recorded at June 28, 2014, of $551,000 less the value of the inventory that would be recovered from SITL-Brandt Motors should the Company exercise its option to do so.

(12)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of June 28, 2014 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at June 28, 2014 approximated $1,700,000 (the carrying value on the consolidated balance sheet at June 28, 2014) based on recent financial market pricing. The long term debt represents a level 2 liability in accordance with the fair value hierarchy described in Note 9.

Index
(13)	Accrued expenses

Set out below is an analysis of other accrued expenses at June 28, 2014 and September 30, 2013, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	June 28, 2014	September 30, 2013
Accrued compensation and related costs	$1,041	$1,015
Other accrued expenses	905	1,072
	$1,946	$2,087

(14)            Warranty reserves

Warranty reserves are included on the balance sheet within accrued expenses; the movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Warranty reserves at beginning of period	$140	$90	$138	$89
Decrease in beginning balance for warranty obligations settled during the period	(5)	(5)	(49)	(20)
Foreign currency translation adjustment	-	-	2	(1)
Net increase in warranty reserves for products sold during the period	8	40	52	57
Warranty reserves at end of period	$143	$125	$143	$125

(15)	Debt

At June 28, 2014, the Company had $42,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments of $4,000 comprising interest and principal for a five year period commencing in May 2010. The total amount outstanding at June 28, 2014 of $42,000 is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments ending on June 30, 2015. The fair market value of the debt at June 28, 2014 was $42,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium.  Interest on the loan is payable monthly, and in the third quarter of 2014, was calculated at a margin of 3.125% over LIBOR.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at June 28, 2014.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

In July 2014, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The facilities total $1,530,000 and are secured by real estate owned by those companies. In common with bank overdrafts in Europe, the renewal of the facilities is for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at June 28, 2014.

Index
Annual principal payments on long term debt at June 28, 2014 are as follows:

Fiscal year	(in thousands of dollars)
2015	-
2016	-
2017	1,700
Total	$1,700

(16)	Establishment of Joint Venture in China

During the third quarter of 2014, the Company received the required government approvals in China to formally establish a joint-venture company which will source from Sevcon and supply, market and sell in China, current and future Sevcon products for on-road electric and hybrid vehicle applications. The joint-venture company, in which Sevcon and Risenbo Technology Company Limited each own a 50% stake, will operate as Sevcon New Energy Technology Company Limited. Risenbo Technology Company Limited is a subsidiary of a Chinese Tier 1 automotive supplier based in Hubei Province. The activities of the joint-venture company in the third quarter have been limited to the investment of initial capital of $320,000 by each party to the joint-venture, the sourcing of business premises and the hiring of engineering and sales and marketing staff. The financial statements of the joint-venture company have been consolidated with the Company’s as at June 28, 2014.

Sales in the third quarter of 2014 did not reflect any shipments associated with the joint-venture company; it is anticipated that initial shipments will commence in the fourth quarter of 2014. In addition, in the fourth quarter, the Company will recognize the initial establishment costs of the joint-venture agreement, the cost of sourcing business premises and the hiring cost of initial staff.

(17)	Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements.

On August 1, 2014 the Company filed a registration statement for a rights offering of Series A Convertible Preferred Stock intended to raise $10 million before expenses. The net proceeds will be used for general corporate purposes and growth, including funding ongoing research and development, product commercialization initiatives and acquisitions of other businesses. The preferred stock, which has a stated value of $24 per share, will pay a 4% cumulative annual dividend paid semi-annually on October 15 and April 15, each year. We will issue up to 465,500 shares of Series A Convertible Preferred Stock and pay an annual dividend of up to $446,880. The first dividend will be paid on October 15, 2014.

No further material subsequent events were identified that require recognition or disclosure in these financial statements.

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

CRITICAL ACCOUNTING ESTIMATES

As of June 28, 2014, there have been no material changes to the critical accounting estimates described in the Company’s 2013 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended June 28, 2014 and June 29, 2013

The following table compares the results by segment for the three months ended June 28, 2014 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	June 28, 2014	June 29, 2013	Total	Currency	Volume
Sales:
Controls - to external customers	$9,063	$8,191	11	5	6
Capacitors - to external customers	594	484	23	12	11
Capacitors - inter-segment	3	-	NM	NM	NM
Capacitors – total	597	484	23	12	11
Total sales to external customers	9,657	8,675	11	5	6
Gross Profit:
Controls	3,284	3,039	8	3	5
Capacitors	292	198	48	14	34
Total	3,576	3,237	11	4	7
Selling, research and administrative expenses:
Controls	(3,090)	(2,831)	(9)	(6)	(3)
Capacitors	(184)	(169)	(9)	(11)	(2)
Unallocated corporate expense	(89)	56	(259)	-	(259)
Total	(3,363)	(2,944)	(14)	(7)	(7)
Operating income (loss):
Controls	194	208	(7)	(50)	43
Capacitors	108	29	272	29	243
Unallocated corporate expense	(89)	56	259	-	(259)
Total	213	293	(27)	(32)	5
Other income and expense	(25)	(122)	80	70	10
Income before income tax	188	171	10	(5)	15
Income tax benefit (provision)	34	(47)	172	24	196
Net income	$222	$124	79	(18)	97

Sales in the third quarter of 2014 were $9,657,000 compared to $8,675,000 in the same quarter last year, an increase of $982,000 or 11%. This increase was mainly in our controls business and largely reflected higher sales to customers in our traditional off-road markets of aerial work platform and fork lift truck, as well as higher demand for on-road applications. While we saw overall sales growth of 12% in the on-road sector of our business, this reflected a mixed result from sales to manufacturers of two-wheel and four-wheel vehicles. Our sales for the quarter in the two-wheel, on-road sector were down 39%,  following 32% growth in the second quarter, and we expect this business to continue to be volatile from quarter to quarter going forward. In the four-wheel, on-road sector, across all geographies, total sales were up 54% in the quarter. A significant portion of this growth was driven by shipments to a U.S. based manufacturer of hybrid powertrain conversion systems for commercial vans and trucks. Sales to manufacturers of mining equipment were 8% lower in the quarter compared to the prior year, reflecting continued weakness in coal extraction. Foreign currency fluctuations increased reported sales in the third fiscal quarter by $474,000, or 5%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period, which we expect to continue in the fourth quarter.

In the controls business segment, our sales for the quarter geographically generally tracked global economic trends. We recorded sales growth, year-over-year, in the Far East and the U.S. of 38% and 18%, respectively, while sales in Europe were flat. In the Far East, although sales growth continues to be fueled mainly by demand from our traditional off-road industrial and construction customers, our new business initiatives in the on-road sector are beginning to generate sales. We continue to expand our portfolio of development programs with large Asian original equipment manufacturers, primarily in China. The stronger sales in the U.S. reflected increased shipments for hybrid on-road vehicles and strong growth in the aftermarket sector. In Europe, sales in the third quarter were flat year-over-year; this was largely a consequence of higher aerial work platform sales offset by lower sales to the aftermarket as well as lower demand in the fork-lift truck market.

Index

The third quarter of 2014 marked Sevcon’s sixth consecutive quarter of sequential revenue growth since the recent low point in quarter one of 2013. We believe that underlying demand continues to gather strength in the majority of our markets worldwide and our business continues to benefit from having a low-cost, flexible manufacturing model. However, we cannot predict the likelihood, timing or the magnitude of any potential resulting improvements in our revenues or margin.

In the capacitor business, volumes shipped were 11% higher compared to the third quarter last year, largely reflecting continuing higher demand from railway signaling customers.

Gross profit of $3,576,000 was 37.0% of sales in the third quarter, compared to $3,237,000 or 37.3% of sales in the same quarter last year. The gross profit percentage achieved in the quarter compared to the prior year reflected improved sales mix in both the controls business and the capacitor business offset to some extent by some lower margin business in China and the impact of the cost savings implemented in the controls division in the second quarter last year.

Selling, research and administrative expenses in the third quarter increased by $419,000 compared with the third quarter of 2013. Approximately half of the increase reflects additional sales and marketing and engineering and research and development expense, including the hiring of additional staff and the other half of the increase reflects adverse movements in foreign currency due to a weaker U.S. Dollar compared to the British Pound and the Euro than in the prior year period. Engineering and research and development expense as a percentage of total sales was 10.8% in the third quarter of fiscal 2014, compared with 11.2% in the same period last year. In addition, the Company recorded grant income of $132,000 in the third quarter of 2014 compared to $40,000 in the same period last year; this grant income was recorded as a reduction of research and development expense in each year.

There was operating income for the third quarter of $213,000 compared with $293,000 in the same period last year.  The table on page 14 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The 32% unfavorable currency change in operating income for the three month period to June 28, 2014 represents a reduction of $94,000 in operating income compared to the three month period ended June 29, 2013. Excluding the impact of foreign currency, operating income would have been $307,000, an increase of $14,000 compared to the prior year period. The adverse currency impact was mainly due to a weaker U.S. Dollar compared to the Euro and the British Pound than in the prior year period.

The Company recorded income before income taxes of $188,000 in the third quarter of 2014 compared to $171,000 in the same period last year. There was an income tax benefit of $34,000 compared with an income tax provision of $47,000, in the same period last year. The tax benefit recorded in the third quarter of 2014 reflects the significant variance in income tax rates in the jurisdictions in which the Company operates, the benefit of research and development tax credits in the Company’s U.K. subsidiaries and the relative profit or loss made in each business.

There was net income for the quarter, after income tax benefit, of $222,000 or $0.06 per diluted share, compared to net income after tax of $124,000, or income of $0.04 per diluted share in the same quarter last year.

We have announced that we are raising additional equity capital to finance growth, including investment in our engineering and other technical resources. We seek to generate growth organically, through the acquisition of other businesses, or both. Any such activity will incur additional cost, in both the near and longer term, which is likely to be material.

During the third quarter of 2014, the Company received the required government approvals in China to formally establish a joint-venture company which will source from Sevcon and supply, market and sell in China, current and future Sevcon products for on-road electric and hybrid vehicle applications. The joint-venture company, in which Sevcon and Risenbo Technology Company Limited each own a 50% stake, will operate as Sevcon New Energy Technology Company Limited. Risenbo Technology Company Limited is a subsidiary of a Chinese Tier 1 automotive supplier based in Hubei Province. The activities of the joint-venture company in the third quarter have been limited to the investment of initial capital of $320,000 by each party to the joint-venture, the sourcing of business premises and the hiring of engineering and sales and marketing staff. The financial statements of the joint-venture company have been consolidated with the Company’s as at June 28, 2014.

Index

Sales in the third quarter of 2014 did not reflect any shipments associated with the joint-venture company; it is anticipated that initial shipments will commence in the fourth quarter of 2014. In addition, in the fourth quarter, the Company will recognize the initial establishment costs of the joint-venture agreement, the cost of sourcing business premises and the hiring cost of initial staff.

Nine months ended June 28, 2014 and June 29, 2013

The following table compares results by segment for the nine months ended June 28, 2014 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Nine months ended		Favorable (unfavorable) % change due to:
	June 28, 2014	June 29, 2013	Total	Currency	Volume
Sales:
Controls - to external customers	$26,199	$26,974	19	4	15
Capacitors - to external customers	1,677	1,358	24	7	17
Capacitors - inter-segment	5	6	(16)	6	(22)
Capacitors - total	1,682	1,364	23	7	16
Total sales to external customers	27,876	23,332	20	4	16
Gross Profit:
Controls	10,224	8,000	28	(1)	29
Capacitors	786	484	63	10	53
Total	11,010	8,484	30	(1)	31
Selling, research and administrative expenses and restructuring charge:
Controls	(9,191)	(9,228)	1	(4)	5
Capacitors	(534)	(476)	(12)	(6)	(6)
Unallocated corporate expense	(166)	(135)	(23)	-	23
Total	(9,891)	(9,839)	(1)	(4)	5
Operating income (loss):
Controls	1,033	(1,228)	184	(38)	222
Capacitors	252	8	NM	NM	NM
Unallocated corporate expense	(166)	(135)	(23)	-	(23)
Total	1,119	(1,355)	183	(33)	216
Other income and expense	(183)	(460)	60	55	5
Income (loss) before income tax	936	(1,815)	152	(11)	163
Income tax (provision) benefit	(64)	699	(109)	2	(111)
Net income (loss)	$872	$(1,116)	178	(16)	194

Sales in the nine months ended June 28, 2014 were $27,876,000, an increase of $4,544,000 or 20%, compared to the same period last year when sales were $23,332,000. Foreign currency fluctuations increased reported sales in the third quarter by $904,000, or 4%, mainly due to a weaker U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, volumes shipped were higher in all geographic regions in which the Company operates; Europe, North America and the Far East were 9%, 16% and 58% higher, respectively, compared to the same period last year. Shipments to customers were 15% higher than the same period last year driven by higher sales to customers in aerial work platform and fork lift truck, as well as higher demand for on-road applications and aftermarket products. Sales increases in these sectors more than offset a 20% decrease in sales to mining customers. Sales in the four-wheel on-road sector were up substantially at 59% year-over-year, while sales in the two-wheel on-road sector were 15% lower than last year.

Index

Excluding the impact of favorable foreign currency fluctuations, volumes shipped in the capacitor business were 17% higher than the same period last year with higher demand from railway signaling customers and industrial equipment manufacturers.

Gross profit of $11,010,000 was 39.5% of sales in the period compared to $8,484,000, or 36.4%, in the comparable period in 2013; this increase in gross profit percentage was largely due to improved sales mix in both the controls business and the capacitor business and the impact of the cost savings implemented in the controls business in the third quarter last year.

Selling, research and administrative expenses in the period were $9,891,000, an increase of $52,000 from the same period in 2013 which included a restructuring charge of $605,000; excluding the restructuring charge, the increase in operating expense year-on-year was $657,000. Approximately $275,000, or one third of the increase, reflects additional sales and marketing and engineering and research and development expense, including the hiring of additional staff and $382,000, or approximately two thirds of the increase, reflects adverse movements in foreign currency due to a weaker U.S. Dollar compared to the British Pound and the Euro than in the prior year period.  Engineering and research and development expense as a percentage of total sales was 11% in the first nine months of 2014, compared with 13.1% in the same period last year.  In addition, the Company recorded grant income of $404,000 in the first nine months of 2014 compared to $77,000 in the same period in the prior year; this grant income was recorded as a reduction of research and development expense in each period.

The Company recorded operating income in the nine months of fiscal 2014 of $1,119,000 compared with an operating loss in the first nine months of fiscal 2013 of $1,355,000.  The table on page 16 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The 33% unfavorable currency change in operating income for the nine month period to June 28, 2014 represents a reduction of $446,000 in operating income compared to the nine month period ended June 29, 2013, due to foreign currency changes. Excluding the impact of foreign currency, operating income would have been $1,565,000, an increase of $2,920,000, compared to the prior year period. This was mainly due to a weaker U.S. Dollar compared to the Euro and the British Pound than in the prior year period.

In the first nine months of 2014 the Company recorded an income tax charge of $64,000, or 7% of income before income tax, compared to an income tax benefit of $699,000, or 38.5% of the loss before income tax in the same period in 2013. The lower effective tax rate in 2014 reflects the significant variance in income tax rates in the jurisdictions in which we do business, the benefit of research and development tax credits in the Company’s U.K. subsidiaries and the relative profit or loss made in each business in each period. In addition, there is a continuing impact of the year-on-year reduction in the corporate income tax rate in the U.K. which further reduces our effective global income tax rate.

The Company recorded net income for the first nine months of 2014 of $872,000 or $0.25 per diluted share compared to a net loss for the first nine months of 2013 of $1,116,000 or $0.33 per diluted share.

Financial Condition

Cash balances at the end of the third quarter of 2014 were $1,303,000 compared to $2,062,000 on September 30, 2013, a reduction in cash of $759,000 in the first nine months of 2014.

Other receivables of $866,000 at June 28, 2014 include $551,000 of receivables in the Company’s French subsidiary that have been reclassified from trade receivables. In January 2014 management was advised that SITL-Brandt Motors, a customer of the Company’s French subsidiary and a manufacturer of on-road electric vehicles, had entered administration protection for a minimum period of six months. The Company has submitted a claim with the French court appointed administrator for the full amount of the receivable of $551,000 and this claim has been acknowledged by the administrator. In addition, the Commercial Court in Lyon gave Sevcon the option to recover from SITL-Brandt Motors the entire inventory of material represented by the receivable of $551,000. The inventory concerned represents current saleable product and, in the opinion of management, could be sold by the Company’s French subsidiary to alternative customers in a reasonable timescale. In late June 2014 the Commercial Court in Lyon announced that it had approved the acquisition of SITL-Brandt Motors by Cenntro Motor Corporation, a Nevada based manufacturer of all-electric vehicles. Cenntro Motor Corporation has since announced that it will inject an initial $20 million of working capital into the former SITL-Brandt Motors operation and create a new French company which will serve as the European headquarters of the Cenntro Motors Group. At the date of this filing management are seeking to engage with Cenntro Motor Corporation to discuss the recoverability of the outstanding receivable and the future supply of controllers for electric vehicle manufacture. Due to the high level of uncertainty at this time, management has not assessed a reserve for an uncollectible amount, but any loss incurred may be up to the amount recorded at June 28, 2014, of $551,000 less the value of the inventory that would be recovered from SITL-Brandt Motors should the Company exercise its option to do so.

Index

In the first nine months of 2014, operating activities used $533,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $800,000, inventories increased by $460,000 and prepaid expenses and other current assets increased by $1,002,000, all of which reduced cash during the period. Accounts payable increased by $566,000 which increased cash in the period. Accrued expenses and accrued taxes decreased by $178,000 and $12,000, respectively, which reduced cash in the period. The number of days sales in receivables increased in the first nine months of 2014 by one day from 65 days at September 30, 2013 to 66 days at June 28, 2014. Capital expenditures in the first nine months were $559,000. Exchange rate changes increased reported cash by $109,000 in the first nine months of 2014.

The Company had a U.K. bank loan of $42,000, all of which was short-term debt at June 28, 2014. It has overdraft facilities in the United Kingdom amounting to $1.530, 000, which were unused as of June 28, 2014 and September 30, 2013. The overdraft facility of the U.K. capacitor subsidiary is secured by a legal charge over the property owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a legal charge over a property owned by that company. Both facilities were renewed in July 2014 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with RBS Citizens, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at June 28, 2014. The revolving credit facility will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.

There were no significant capital expenditure commitments at June 28, 2014. It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $700,000 in fiscal 2014. Should the Company suffer a material reduction in revenues in the remainder of 2014 this commitment could adversely impact the Company’s financial position.

The outlook is potentially volatile given the continuing worldwide economic situation and in particular the low economic growth environment and the continuing austerity measures in Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at status quo levels in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

However, management has said that in order to increase the rate of growth and improve shareholder value we would need to increase our investment in sales and marketing and engineering and other technical resources. We may do this organically, through the acquisition of other businesses, or both. To fund these growth plans we have announced that we are raising additional equity capital. This growth activity will incur additional cost, in both the near and longer term, which is likely to be material.

Index

Item 3	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of 2014, approximately 50% of the Company’s sales were made in U.S. Dollars, 25% were made in British Pounds and 25% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of June 28, 2014. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of June 28, 2014 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at June 28, 2014:

		(in thousands of dollars)
	Expected maturity or transaction date	Expected maturity or transaction date
	Fiscal 2014	Fiscal 2015	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,307	-	1,307
Accounts receivable in Euros	3,199	-	3,199
Accounts payable in British Pounds	1,809	-	1,809
Accounts payable in Euros	2,193	-	2,193
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,017	225	1,242
In Euros	1,833	-	1,833

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks. If the banking system or the fixed income or credit markets deteriorate or become volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of June 28, 2014.

At June 28, 2014, the Company had $42,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company also had, at June 28, 2014, a $3,500,000 secured revolving credit facility with RBS Citizens, National Association of which $1,700,000 had been drawn down by the Company’s U.S. controller business, Sevcon USA, Inc., and which was the total amount outstanding at that date. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Index
Item 4	Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of June 28, 2014, these disclosure controls and procedures were effective.

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

Ten customers accounted for 51% of the Company’s revenues in the first nine months of 2014 and the largest customer accounted for 13% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

Index
The Company’s commitment to make defined benefit pension contributions could adversely impact its financial position.

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $700,000 in 2014 and in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

As of June 28, 2014, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $1,700,000 of outstanding indebtedness under a revolving credit facility with RBS Citizens, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Growing organically or through acquisitions of other businesses is expensive. We have recently announced that we are seeking to raise equity capital through a rights offering. If we are not able to raise as much as would be needed to pursue all the opportunities available to us, we will have to cut back or delay development projects, which could have a material adverse effect on our results of operations and financial condition.

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

SEVCON, INC.

Date: August 7, 2014	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 7, 2011).

3.2	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed on July 29, 2014).

3.3	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2013).

10.1	Sevcon, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to Proxy Statement filed on January 6, 2014).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.