Form 10-K
period 2014-09-30
SEVCON, INC.
filed 2014-12-23
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014 or

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
(Address of Principal Executive Offices (Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

As of March 29, 2014, 3,574,765 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $29,290,000. As of December 10, 2014, 3,588,958 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held February 3, 2015 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

Index
PART I

ITEM 1	BUSINESS

•	General Description

Sevcon, Inc. (or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan, a 50% owned joint venture located in China, and through an international dealer network, the Company designs and sells, under the Sevcon name, motor controllers for zero emission electric and hybrid vehicles (EVs). The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to optimize the energy consumption of the vehicle's power source. Sevcon's customers are manufacturers of on and off-road vehicles including cars, trucks, buses, motorcycles, fork lift trucks, aerial lifts, mining vehicles, airport tractors, sweepers and other electrically powered vehicles.

The Company’s Markets

Industrial Markets

In these applications, the customers design and manufacture fork lift trucks (FLT), aerial work platforms (AWP), airport ground support (AGS) and mining vehicles. These are, in general, designed for use in off-road applications in distribution, construction, transport and mineral extraction.

On-Road Markets

Customers in the Company’s on-road markets design and manufacture automobiles, scooters,  motorcycles, buses,  trucks, utility vehicles, sweepers and other applications where either all or part of the power system is electrical and the vehicle is homologated for use on road.

Capacitor Markets

Through another subsidiary located in Wales, Sevcon, Inc. manufactures special metalized film capacitors for electronics applications. Customers use these capacitors as components in power electronics, signaling and audio equipment.

Development of the Business in 2014

In 2014, the potential application of our technology accelerated the expansion we saw in 2013 with further new projects around the world.  We see project activity in hybrid and pure electric vehicles driving future growth in the on-road sector as the automotive industries push for electrification, where manufacturers are replacing inefficient internal combustion driven systems with more efficient electric systems. We are developing new integrated subsystems that leverage products such as our Gen 4 controllers and new high voltage/low power products to meet this anticipated demand for a growing range of electrically powered solutions. In addition, the increasingly stringent miles per gallon and emissions standards being implemented by governments around the world are driving project activity and future revenue opportunities. We are working with a range of customers to develop solutions to replace inefficient hydraulic steering and hoisting systems with more efficient electric systems, and we are designing solutions to help replace outdated ancillary components such as belt-driven cooling pumps, superchargers, turbochargers and cargo refrigeration units with electrically driven technologies. We are also working with OEM partners on automotive start-stop projects as well as solutions designed around products in new off-road industrial applications. We continued to invest in engineering and sales to ensure that we can maximize these opportunities and shareholder value.

We saw consistent improvement in underlying market demand, order visibility, shipments and revenue in most of our markets, although Western Europe continues to lag the growth rates we are seeing in North America and Asia.  There was strong overall growth year-on-year with 22% higher demand from our industrial, off-road application, customers despite 23% lower demand from the mining sector. Sales for on-road applications increased 5% over 2013. Although sales of on-road two-wheel applications were down 20%, this was more than offset by a 22% increase in sales for four-wheel applications. The growth in on-road markets primarily reflected growth in Asia and North America including both electric vehicle (“EV”) and hybrid applications driven by China and the US, partially offset by lower sales in Europe. Approximately 94% of our revenues in 2014 derived from the controls business and 6% from the capacitor business. Our largest customer, Toyota Group, accounted for 14% of sales in 2014; in 2013 the Company’s largest customer, also Toyota Group, accounted for 10% of total sales.

Index
We established a 50:50 joint-venture (“JV”) in Hubei, China, in the third quarter of 2014.  This will target on-road electric and hybrid vehicle applications, marketing and selling principally to Chinese Tier 1 automotive suppliers. In part to support that initiative, we expanded our production footprint to Malaysia, where we will have controllers produced principally for the Chinese and South East Asian markets. The investment we made in sales resource in Germany in 2013 continues to bring revenue and projects, particularly in the on-road automotive sector where there could be significant sales opportunities for the Company in the future. Finally, we closed the year with a very successful rights offering which raised $9.3 million after issuance costs; it was important for us to raise these funds in order to facilitate the continuing growth of the business, both organically and through potential acquisitions.

•	Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $16,389,000 and $13,657,000 or 43% and 42% of total sales, respectively, in years 2014 and 2013. Approximately 49% of sales in 2014 were made to ten manufacturers of electric vehicles in the United States, Europe and the Far East compared with 45% in 2013. See Note 8 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 4 regarding sales and operations outside the United States.

•	Patents

Although the Company has international patent protection for some of its product offerings, which is generally effective for up to 20 years from filing an application, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance. The Company does however continuously develop intellectual property and in 2013 and 2014 the Company filed worldwide patents for several applications of its products and techniques in control. The Company was awarded two patents in the year.

•	Backlog

Sevcon, Inc.'s backlog at September 30, 2014 was $5,705,000 and $6,692,000 at September 30, 2013. Backlog is not considered an important key performance indicator in the business as visibility, currency, reporting period timing make the backlog number volatile.

•	Raw materials

Sevcon, Inc.'s products require a wide variety of components and materials and the Company relies on a few suppliers for most of these components and materials. The Company presently relies principally on two main assemblers for all of its requirements for finished products. One of the two main suppliers is based in Poland and the other is in the U.S. The U.S. supplier manufactures the Company’s components at two separate plants, in Mexico and China. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor by duplicating certain production and test facilities at the manufacturing locations of both the Polish and U.S. supplier. In the fourth quarter of 2014 the Company entered into an agreement to invest in process and testing equipment at a Malaysian manufacturing company to produce controllers principally for the Chinese and South East Asian markets. The Company decides, based on a lowest cost delivered basis, which plant supplies any particular customer.

•	Competition

The Company has global competitors which are divisions of larger public companies, including Kollmorgen, Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and SME, private companies based in the U.S. and Italy respectively, that have international operations. In its new on-road markets the Company also competes with Unique Mobility Inc., a U.S. public company, and divisions of Siemens, Continental and Eaton Corporation. In addition, some large industrial and on-road vehicle manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

•	Research and development

Sevcon, Inc.'s technological expertise is an important factor in its business. The Company regularly pursues new product development and existing product improvements to maintain its technical position Research and development expenditure amounted to $4,725,000 in 2014, compared to $4,065,000 in 2013. In both 2014 and 2013, U.K. government grants offset some of this expense. In 2014 and 2013, the Company received $500,000 and $149,000 in grants, respectively, which it recorded as a reduction of research and development expense. In addition, in 2014, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. In 2014 the Company recorded an income statement credit of $261,000 which it also recorded as a reduction of research and development expense in the year. The Company did not record a credit to the research and development expense in respect of this arrangement in 2013. Excluding U.K. government grants and research and development income statement credits from each year, net research and development expenditure in 2014 and 2013 amounted to $3,964,000 and $3,916,000, respectively.

Index
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

As of September 30, 2014, the Company employed 136 full-time employees, of whom 14 were in the United States, 105 were in the United Kingdom (of whom 23 were employed by the Capacitor business), 8 were in France, and 9 were in the Far East. Sevcon, Inc. believes its relations with its employees are good.

ITEM 1A	RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 14, the Company believes that the following represent the most significant risk factors for the Company, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

Capital markets are cyclical and weakness in the global markets may harm our business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand during the recent global recession. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. While market conditions have appeared to improve since 2010, economic instability remains, particularly in the Eurozone. As a result, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, continuing instability in the European credit markets may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

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

Program development timescales are long and can be cancelled

In certain markets in which the Company operates, and in particular in the Company’s new market sectors, non-recurring engineering development programs may take several years to complete and as result programs periodically reviewed by the customer can be cancelled at short notice. Cancellation of an engineering development program would potentially result in the Company not being nominated for the production phase of a project.

Index
Production readiness is outside our control

In some new markets the Company’s customer is responsible for ensuring that all of the components of their vehicle, working in unison, comply with local governmental regulations in order to achieve the necessary certification to proceed to volume production. Even though the Company’s product performs to specification in all respects, the customer’s vehicle may fail to satisfy overall the local governmental regulations due to the failure of one or more components supplied by other suppliers resulting in a project not proceeding to volume production.

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 49% of the Company’s revenues in 2014 and the largest customer accounted for 14% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The Company’s commitment to make defined benefit pension contributions could adversely impact its financial position.

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $687,000 in 2015 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

Single source materials and sub-contractors may not meet the Company’s needs

The Company relies on a small number of suppliers and sub-contractors for its requirements for most components, sub-assemblies and finished products. In the event that such suppliers and sub-contractors are unable or unwilling to continue supplying the Company, or to meet the Company’s cost and quality targets or needs for timely delivery, there is no certainty that the Company would be able to establish alternative sources of supply in time to meet customer demand.

Management judgment in assessing inventory and warranty reserves may be less than required

Management uses its judgment and market information to assess levels of reserve required in certain areas including inventory and warranty. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory reserves may be required. Should actual product failure rates and repair or replacement costs differ from management estimates, revisions to the estimated warranty reserve may be required and the Company’s results may be materially adversely affected.

Index
Product defect may result in product recall

In the event that the Company discovers a product defect that impacts the safety or operation of its products, then a product recall may be necessary which could involve the Company in a substantial unanticipated expense significantly in excess of any reserve that had been made.

Damage to the Company’s or sub-contractors’ buildings would hurt results

In the electronic controls segment, the majority of the Company’s finished product is currently produced in three separate plants in Poland, Mexico and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

As of September 30, 2014, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $1,700,000 of outstanding indebtedness under a revolving credit facility with Citizens Bank, National Association.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Index
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

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol SEV. A summary of the market prices of the Company’s Common Stock is shown below. At December 10, 2014, there were approximately 123 shareholders of record.

		Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2014 Quarters
Common stock price per share	- High	$5.39	$14.85	$12.49	$9.00	$14.85
	- Low	$4.33	$5.18	$8.06	$6.63	$4.33
2013 Quarters
Common stock price per share	- High	$5.61	$4.65	$5.83	$5.83	$5.83
	- Low	$3.25	$3.40	$3.49	$4.42	$3.25

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 49% of the Company’s sales in 2014 and 17% of trade receivables at September 30, 2014. At September 30, 2014, the allowance for bad debts amounted to $40,000 which represented 1% of trade receivables.

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

The Company reviews all accounts receivable balances on a regular basis, concentrating on any balances that are more than 30 days overdue, or where there is an identified credit risk with a specific customer. A decision is made on a customer-by-customer basis as to whether a bad debt reserve is considered necessary based on the specific facts and circumstances of each account. In general, the Company would reserve 100% of the receivable, net of any recoverable value added taxes or insurance coverages, for a customer that becomes insolvent or files for bankruptcy, and lesser amounts for less imminent defaults. The Company maintains a small bad debt reserve to cover the remaining balances based on historical default percentages.

Index
If the financial condition of any of the Company's customers is worse than estimated or were to deteriorate, resulting in an impairment of its ability to make payments, the Company’s results may be adversely affected and additional allowances may be required.

In the fourth quarter 2014, the Company incurred a bad debt of $218,000 related to the bankruptcy of a customer in France. The write-off of $218,000 represented the gross profit on the original sale to the customer in 2013; this being the difference in value between the original receivable of $550,000 and the carrying value of the inventory related to the sale which the Company was able to recover from the customer.

Inventories

Inventories are valued at the lower of cost or market value. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2014 was $485,000, or 7% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs, $153,000 at September 30, 2014, is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs.

Goodwill Impairment

At September 30, 2014, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an assessment annually or more frequently if events or circumstances change, to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded in 2014 that the goodwill had not been impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record an impairment charge relating to goodwill of up to $1,435,000.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most important assumptions relate to the discount rate, the expected long term return on plan assets, the rate of future compensation increase, and other actuarial factors. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2014, pension plan assets were valued at $21,117,000 and plan liabilities were $30,646,000, resulting in a deficit in the funded status of $9,529,000.  By comparison, the total assets of the Company were $33,967,000. The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $8,354,000 at September 30, 2013. However, it has fluctuated significantly in previous years, due in large part to changes in the assumptions described above. In accordance with Financial Accounting Standards Board (“FASB”) guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet. If the assumptions we made at September 30, 2014 prove to be incorrect, and in any event as they change going forward, the Company may need to record, and may actually incur, additional expense or liabilities relating to the pension plans. This could have a material adverse effect on the Company’s financial position and/or results of operations.

Index
The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2014 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Favorable (unfavorable) Impact on Funded Status (in thousands of dollars)	Change in Funded Status
Assumptions impacting accumulated benefit obligation:
Discount rate	(0.1)%	$(611)	6%
Inflation rate	0.1%	$(302)	3%
Mortality rate	1 Year	$(884)	9%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. As of September 30, 2014, there is a partial valuation allowance against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

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

OVERVIEW

In 2014 we continued the sales growth which began in the second quarter of 2013 after the sharp decline in customer demand experienced in the first quarter of 2013. Sales increased each quarter during 2014 and we ended the year with seven consecutive quarters of sales growth starting with the second quarter of 2013; this was helped by consistent improvement in underlying market demand, order visibility, shipments and revenue in most of our markets, although Western Europe continues to lag the growth rates we are seeing in North America and Asia.  In 2014, sales totaled $37,923,000 compared to $32,203,000 in the previous year, an increase of 18% year-on-year.

Index
Gross profit percentage increased 2% from 2013, principally due to an improved sales mix, in particular the higher proportion of sales in 2014 to the off-road industrial market segment. Selling, research and administrative expenses increased approximately 8%, reflecting our continued investment in sales and marketing, engineering and research and development in response to the strong top-line growth. There was operating income of $1,025,000 in 2014, compared to an operating loss of $948,000 in 2013. In 2014, we returned to profitability with net income of $909,000, an improvement of $1,980,000 compared to the net loss of $1,071,000 made last year.  Diluted income per share was $0.19 in 2014 compared to a diluted loss per share of $0.32, in 2013.

• A) Results of Operations

2014 compared to 2013

The following table compares the 2014 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	2014	2013	Total	Currency	Volume
Sales
Controls - to external customers	$35,708	$30,320	18	3	15
Capacitors- to external customers	2,215	1,883	18	7	11
Capacitors - inter-segment	5	8	(38)	5	43
Capacitors – total	2,220	1,891	17	7	10
Total sales to external customers	37,923	32,203	18	3	15
Gross Profit
Controls	13,775	11,088	24	2	22
Capacitors	1,015	711	43	9	34
Total	14,790	11,799	25	2	23
Selling, research and administrative expenses, gain on sale of fixed assets and restructuring charge
Controls	(12,798)	(11,225)	(14)	(4)	(10)
Capacitors	(732)	(636)	(15)	(7)	(8)
Gain on sale of fixed assets	-	3	-	-	-
Restructuring charge	-	(605)	(100)	-	(100)
Unallocated corporate expense	(235)	(284)	21	-	21
Total	(13,765)	(12,747)	8	4	4
Operating income (loss)
Controls	977	(739)	232	(33)	265
Capacitors	283	75	377	26	351
Unallocated corporate expense	(235)	(284)	21	-	21
Total	1,025	(948)	208	(24)	232
Other income and expense	(209)	(515)	59	67	(8)
Income (loss) before income taxes	816	(1,463)	156	8	148
Income taxes (provision) benefit	(85)	392	(122)	-	(122)
Net income (loss)	731	(1,071)	168	11	157
Net loss attributable to non-controlling interests	201	-	100	-	100
Net income (loss) attributable to Sevcon, Inc. and subsidiaries	932	(1,071)	187	11	176
Preference share dividends	(23)	-	(100)	-	(100)
Net income (loss) attributable to common stockholders	909	(1,071)	185	11	174

The Company’s main customers in the controls segment manufacture electric and hybrid vehicles for on-road, off-road and industrial applications, including automotive, construction, distribution, mining, airport ground support and utility applications.

In 2014 the Company recorded sales of $37.9 million, an 18% increase from the $32.2 million recorded in the prior year. We ended the year with a seventh consecutive quarter of increased sales which commenced in the second quarter of 2013 after a weak first quarter that year. In our controls segment sales increased by $5.4 million or 18% and in our capacitor segment sales grew $0.3 million, also an 18% increase year-on-year

In our controls business, sales increased 22% in the traditional off-road industrial market segment and sales in the on-road market increased 5% year-over-year.

Index
The Company’s traditional markets of aerial work platform applications, fork lift trucks and aftermarket sales all showed strong growth in 2014 with sales increases over 2013 of 45%, 16% and 26%, respectively, reflecting strong demand for construction products from customers in the Far East and North America. These increases were partially offset by lower sales for airport ground support in Europe and mining equipment in North America, by 20% and 23%, respectively, than last year. We have now seen a 47% reduction in sales to mining customers from 2012 to 2014. The mining sector is suffering from a substantial decline in demand for coal on a global basis and this is compounded by the challenges our main mining customer, Caterpillar, has in the Far East where demand for new equipment has slowed as a consequence. The mining market and customers forecast a stabilization of this situation soon although this sector has become less important to our financial performance as growth in other sectors has compensated for mining’s decline. In the other EV category, sales were up more than 28% year-on-year, primarily driven by growing controller shipments to a U.S. manufacturer of gyro stabilizers for leisure yachts and commercial marine applications.

In the Company’s on-road vehicle segment, sales for two-wheel applications were down 20% largely due to significantly lower demand from customers in the Far East offset by good growth in demand from North American manufacturers of electric motorcycles. The reduction in on-road two-wheel applications was more than offset by a 22% increase in sales for four-wheel applications, primarily reflecting increasing electrification of commercial vehicles in Asia and North America, including both EV and hybrid applications.

Looking forward to 2015 for our controls segment, we believe that the investments made in recent years in the Company’s engineering and sales infrastructure will improve the potential for the business in this environment.

In the capacitor business, sales to external customers increased by $332,000, or 18%, compared to 2013. Currency exchange rate changes increased sales by $125,000, or 7%, and capacitor volumes shipped were $207,000, or 11%, higher than last year, due principally to increased demand from the railway signaling market.

In the controls segment, cost of sales was $21,933,000 compared to $19,232,000 in 2013, an increase of $2,701,000. The gross profit percentage in 2014 of 38.6% was 2 percentage points higher than in 2013 when it was 36.6%. The increase in the gross profit percentage was principally due to the mix of sales in 2014 compared to 2013, in particular the higher proportion of sales in 2014 to the off-road industrial market segment. In the capacitor segment gross profit of $1,015,000 was 43% higher than the 2013 gross profit of $711,000. The gross profit percentage was 45.7% of sales in 2014 compared to 37.6% of sales in 2013. The increase in the capacitor business gross profit percentage was mainly due to a higher volume of sales to better margin sectors in 2014 compared to 2013 and also the impact of overhead costs in cost of sales, which are largely fixed, being a lower percentage of sales in 2014.

The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

	(in thousands of dollars)
	Sales	Cost of sales	Gross Profit
Actual 2013	$32,203	$20,404	$11,799
Change in 2014 due to:
Foreign currency fluctuations	1,084	273	811
Increased volume, assuming 2013 gross profit percentage	4,636	2,937	1,699
All other cost of sales changes, net	-	(481)	481
Actual 2014	$37,923	$23,133	$14,790

Selling, research and administrative expenses were $13,765,000 in 2014 compared to $12,747,000 in the prior year, an increase of $1,018,000. In 2014, the Company incurred two non-recurring charges amounting to $699,000: a $481,000 charge for the establishment of our Chinese joint venture and a charge of $218,000 to recognize a write-off arising from a bankrupt customer in France. In 2013, in response to the uncertain economic environment in the first quarter of the year and the resultant lower demand for the Company’s products, there was a restructuring charge of $605,000 comprised of employee severance costs, associated professional fees, and related costs. Excluding the impact of the two non-recurring items in 2014, and the restructuring charge in 2013, selling, research and administrative expenses increased $924,000, or 7.6%, on a like-for-like basis, reflecting the continued investment in sales and marketing and engineering and research and development, including the hiring of additional staff, in response to the strong top-line growth.

The Company recorded U.K. government grants of $500,000 in 2014 associated with research and development expense of $1,959,000 in the same period. In 2013, the Company recorded government grants of $149,000 associated with research and development expense of $462,000.  The grants were recorded as a reduction of research and development expense in each period. In addition, in 2014, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. In 2014 the Company recorded an income statement credit of $261,000 which it also recorded as a reduction of research and development expense in the year. The company did not record a credit to the research and development expense in respect of this arrangement in 2013.

Index
An analysis of the year-to-year change in selling, research and administrative expenses, before the two non-recurring items in 2014, and the restructuring charge in 2013, is set out below:

Selling, research and administrative expenses, before 2014 one-time charges of $699,000 and 2013 restructuring charge of $605,000	(in thousands of dollars)
2014 expense	$13,066
2013 expense	$12,142
Increase in expense	$924
Increase due to:
Effect of exchange rate changes	499
Higher research and sales and marketing expense, net of currency effect	161
Higher administrative expense, net of currency effect	264
Total increase in selling, research and administrative expenses, before 2014 one-time charges of $699,000 and 2013 restructuring charge of $605,000	$924

There was operating income for the year of $1,025,000 compared to operating loss of $948,000 in 2013, an improvement of $1,973,000. This was due to the 18% increase in sales volumes shipped and the resultant increase in gross margin of $2,991,000 partially offset by the increase in reported operating expenses of $1,018,000.  The controls business reported operating profit of $977,000 compared to operating loss of $739,000 in 2013. There was operating income of $283,000 in the capacitor business compared with operating income of $75,000 in 2013.

There was a loss in the year due to adverse foreign currency movements of $83,000 in 2014, compared to a foreign currency exchange loss of $430,000 in 2013. Interest expense was $136,000, which was $35,000 higher than the prior year, due to higher average overdraft borrowings during 2014 than in the prior year.

There was income before income taxes in 2014 of $816,000 compared to a loss before income taxes of $1,463,000 in 2013, an improvement year-on-year of $2,279,000.

The Company recorded an income tax charge of $85,000 or 10.4% of pre-tax income for the year compared to a benefit from income tax of $392,000 or 26.8% of pre-tax income in 2013. The income tax charge of 10.4% of pre-tax income was lower than the statutory Federal income tax rate of 34% for several reasons. The main items which reduced the effective tax rate were a benefit of $122,000 due to U.K and French tax rates being lower than the Federal tax rate and $213,000 of additional research and development tax credits arising from research and development activity in the Company’s U.K. operations.

After adjusting for a $201,000 loss attributable due to the non-controlling interest in the Company’s joint venture and $23,000 of preference share dividends, the Company recorded net income after taxes of $909,000 compared to a net loss after taxes of $1,071,000 last year, an increase of $1,980,000, year-on-year. Diluted income per share was $0.19 in 2014 compared to a diluted loss per share of $0.32, in 2013.

• B) Liquidity and Capital Resources

The Company’s operating activities generated $340,000 of cash during 2014 compared with cash used by operating activities for 2013 of $409,000. Acquisitions of property, plant and equipment amounted to $744,000 compared to $435,000 in 2013.   Cash generated from financing activities was $9,235,000 due to the net proceeds of the rights issue in the fourth quarter which raised $9,345,000 after issuance costs of approximately $663,000. This compared to net cash used by financing activities of $112,000 in 2013. Exchange rate changes increased cash by $24,000 in 2014 compared to an increase of $191,000 last year. At September 30, 2014 the Company’s cash balances were $11,238,000 compared to $2,062,000 last year.

Trade and other receivables decreased by $113,000 and accounts payable increased by $506,000 which both increased cash during the year. This was more than offset by increases in inventories and prepaid expenses and other current assets of $544,000 and $906,000, respectively, which both decreased cash during the year.

The Company had a remaining balance on a U.K. bank loan of $28,000 included in long-term debt at September 30, 2014. The Company also has overdraft facilities in the United Kingdom amounting to $1,460,000 which were unused as of September 30, 2014 and September 30, 2013. The overdraft facility of the U.K. capacitor subsidiary is secured by a lien over the facility owned and occupied by that company. The overdraft facility of the U.K. controls subsidiary is secured by a lien on a facility owned by that company. Both facilities were renewed in the third quarter of 2014 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Index
The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At September 30, 2014, the Company was in compliance with these covenants. Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2014 and September 30, 2013. On December 1, 2014 the Company repaid the full $1,700,000 amount. The term of the revolving credit facility was extended as of September 30, 2014 and will expire on June 14, 2017 when all outstanding principal and unpaid interest then drawn will be due and payable in full.

The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $8,354,000 at September 30, 2013 to a deficit of $9,529,000 at September 30, 2014.  The increase in the deficit of $1,175,000 was due to several factors.  The most significant factor was an actuarial loss of $1,911,000 of which $1,706,000 related to the Company’s U.K. defined benefit plan and $205,000 related to the Company’s U.S. defined benefit plan. The actuarial loss in the Company’s U.K. defined benefit plan was largely the result of deterioration in the financial assumptions underlying the calculation of the liabilities during the year and in particular the yield on high quality corporate bonds. This led to a higher value being placed on the liabilities at the end of the fiscal year. The Company made deficit contributions of $698,000 in total during the year to the closed U.K. and U.S. defined benefit pension plans.

There were no significant capital expenditure commitments at September 30, 2014. The Company’s capital expenditures are expected, on average over a two to three year period, to be less than the depreciation charge, which averaged $602,000 over the last three years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $687,000 in 2015. Should the Company suffer a material reduction in revenues in 2015 this commitment could adversely impact the Company’s financial position. Furthermore, a material reduction in revenues in 2015 would significantly reduce the Company’s cash balances; however, in the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short-term (next twelve months) and long-term (twelve to thirty-six months) can be met by a combination of existing cash resources, future earnings and existing borrowing facilities. Nonetheless, the outlook remains unpredictable given the significant uncertainty about the stability of global credit and financial markets in light of the continuing debt crisis in certain European countries. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

• C) Off balance sheet arrangements

The Company does not have any off balance sheet financing or arrangements.

Index
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosure in Item 7.

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2014 approximately 49% of the Company’s sales were made in U.S. Dollars, 25% were made in British Pounds and 26% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

The Company had no foreign currency derivative financial instruments outstanding as of September 30, 2014.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2014. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2015	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,629	1,629
Accounts receivable in Euros	2,236	2,236
Accounts payable in British Pounds	473	473
Accounts payable in Euros	2,524	2,524
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,222	1,222
In Euros	1,053	1,053

Interest rate risk

At September 30, 2014, the Company had $28,000 of interest bearing debt related to a U.K. bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business.   In addition, at September 30, 2014, the Company’s wholly owned subsidiary, Sevcon USA, Inc., had $1,700,000 of interest bearing debt related to a secured revolving credit facility which was entered into for working capital and general corporate purposes. This loan amount was paid-down in full on December 1, 2014. The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2014 the risk arising from changes in interest rates was not material.

Index
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

September 30, 2014 and 2013

(in thousands of dollars except share and per share data)
	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,238	$2,062
Trade receivables net of allowances for doubtful accounts of $40 in 2014 and $61 in 2013	6,694	6,746
Other receivables	183	357
Inventories	6,258	5,723
Prepaid expenses and other current assets	1,747	1,862
Total current assets	26,120	16,750
Property, plant and equipment, at cost:
Land and improvements	23	23
Buildings and improvements	741	737
Equipment	10,918	10,992
	11,682	11,752
Less: accumulated depreciation	(9,577)	(9,783)
Net property, plant and equipment	2,105	1,969
Long-term deferred tax assets	3,910	3,152
Goodwill	1,435	1,435
Other long-term assets	397	54
Total assets	$33,967	$23,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28	$46
Accounts payable	4,405	3,880
Accrued expenses	1,836	2,087
Accrued and deferred taxes on income	7	47
Total current liabilities	6,276	6,060
Liability for pension benefits	9,529	8,354
Long-term debt	1,700	1,728
Total liabilities	17,505	16,142
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; Outstanding – 460,769 shares at September 30, 2014 and 0 shares at September 30, 2013	46	-
Common stock, par value $.10 per share – authorized – 8,000,000 shares; Outstanding 3,588,958 shares at September 30, 2014 and 3,474,388 shares at September 30, 2013	359	347
Premium paid in on common stock	6,040	5,699
Premium paid in on preferred stock	9,231	-
Retained earnings	9,495	8,591
Accumulated other comprehensive loss	(8,829)	(7,419)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	16,342	7,218
Non-controlling interest	120	-
Total stockholders’ equity	16,462	7,218
Total liabilities and stockholders’ equity	$33,967	$23,360

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2014 and 2013
	(in thousands except per share data)
	2014	2013
Net sales	$37,923	$32,203
Cost of sales	(23,133)	(20,404)
Gross profit	14,790	11,799
Selling, general and administrative expenses	(9,801)	(8,226)
Research and development expenses	(3,964)	(3,916)
Restructuring charge	-	(605)
Operating income (loss)	1,025	(948)
Interest expense	(136)	(101)
Interest income	10	16
Foreign currency loss	(83)	(430)
Income (loss) before income tax	816	(1,463)
Income tax (provision) benefit	(85)	392
Net income (loss)	731	(1,071)
Net loss attributable to non-controlling interests	201	-
Net income (loss) attributable to Sevcon, Inc. and subsidiaries	932	(1,071)
Preference share dividends	(23)	-
Net income (loss) attributable to common stockholders	$909	$(1,071)
Basic income (loss) per share	$0.27	$(0.32)
Fully diluted income (loss) per share	$0.19	$(0.32)
Weighted average shares used in computation of earnings per share:
Basic	3,398	3,357
Diluted	4,856	3,369

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2014 and 2013
	(in thousands of dollars)
	2014	2013
Net income (loss) attributable to Sevcon, Inc. and subsidiaries	$932	$(1,071)
Other comprehensive (loss) income
Foreign currency translation adjustment	(99)	344
Defined benefit pension plans:
Actuarial loss net of $351 tax benefit (2013:Actuarial gain net of $410 tax charge)	(1,311)	1,260
Comprehensive (loss) income	$(478)	$533

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2014 and 2013

	Preferred Stock $0.10 par value		Common Stock $0.10 par value
	Number of Shares	Amount	Number of Shares	Amount	Premium paid in on Common Stock and Preferred Stock	Retained Earnings	Non-Controlling Interest	Other comprehensive loss	Total stockholders’ equity
Balance September 30, 2012			3,475,306	$348	$5,492	$9,662		$(9,023)	$6,479
Net loss						(1,071)			(1,071)
Currency translation adjustment								344	344
Issuance of restricted stock			16,800	2	(2)				-
Repurchase of shares			(17,718)	(3)	(68)				(71)
Stock-based compensation					277				277
Pension liability adjustment, net of tax charge of $410								1,260	1,260
Balance September 30, 2013	-	$-	3,474,388	$347	$5,699	$8,591	$-	$(7,419)	$7,218

Net income						932			932
Currency translation adjustment								(99)	(99)
Issuance of restricted stock			108,600	11	(11)				-
Repurchase of shares			(8,223)	(1)	(62)				(63)
Stock-based compensation					320				320
Issuance of preferred stock	465,500	47			9,326	(28)			9,345
Conversion of preferred stock to common stock	(4,731)	(1)	14,193	2	(1)				-
Non-controlling interest							120		120
Pension liability adjustment, net of tax benefit of $351								(1,311)	(1,311)
Balance September 30, 2014	460,769	$46	3,588,958	$359	$15,271	$9,495	$120	$(8,829)	$16,462

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2014 and 2013
	(in thousands of dollars)
	2014	2013
Cash flow from operating activities:
Net income (loss)	$731	$(1,071)
Adjustments to reconcile net income (loss) to net cash generated from (used by) operating activities:
Depreciation	608	601
Gain on sale of property, plant and equipment	-	(3)
Stock-based compensation	320	262
Pension contributions greater than pension expense	(477)	(216)
Deferred tax charge (benefit)	260	(514)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	(84)	(1,332)
Other receivables	197	212
Inventories	(544)	637
Prepaid expenses and other assets	(906)	(114)
Accounts payable	506	642
Accrued expenses	(218)	253
Accrued and deferred taxes on income	(53)	234
Net cash generated from (used by) operating activities	340	(409)
Cash flow used by generated from investing activities:
Acquisition of property, plant and equipment	(744)	(435)
Proceeds from sale of fixed assets	-	4
Investment in joint venture, net of cash required	321	-
Net cash used by investing activities	(423)	(431)
Cash flow generated from (used by) financing activities:
Repayment of long term debt	(47)	(41)
Repurchase of common stock	(63)	(71)
Proceeds from issuance of preferred stock, net of costs	9,345	-
Net cash generated from (used by) financing activities	9,235	(112)
Effect of exchange rate changes on cash	24	191
Net increase (decrease) in cash	9,176	(761)
Beginning balance - cash and cash equivalents	2,062	2,823
Ending balance - cash and cash equivalents	$11,238	$2,062
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3	$41
Cash paid for interest	$136	$101

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

Sevcon, Inc. is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops. Through wholly-owned subsidiaries located in the United States, England, France, South Korea, Japan and a 50% owned joint venture company located in China, the Company designs and sells, under the Sevcon name, controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, motorcycles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles.  Through another wholly-owned subsidiary located in Wales, Sevcon manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Limited and subsidiary, Sevcon SAS, Sevcon Asia Limited and Sevcon Japan KK, in accordance with the provisions required by the Consolidation Topic 810 of the FASB Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

Accounting for joint-venture subsidiary

For the Company's less than wholly owned subsidiary, Sevcon New Energy Technology (Hubei) Company Limited, the Company first analyzes whether this joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the entity in which the Company holds its interest qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

Based on the Company's analysis for its 50% owned joint venture, the Company has determined that it is a VIE and that the Company is the primary beneficiary. While the Company owns 50% of the equity interest in this subsidiary, the other 50% is owned by a local unrelated third party, and the joint venture agreement with that third party provides the Company with greater voting rights. Accordingly, the Company consolidates its joint venture under the VIE rules and reflects the third party’s 50% interest in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. This non-controlling interest is not redeemable by the equity holders and is presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

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

Index
(in thousands of dollars)
	2014	2013
Warranty reserves at beginning of year	138	89
Decrease in beginning balance for warranty obligations settled during the year	-	(70)
Foreign currency translation adjustment	(4)	2
Net increase in warranty reserves for products sold during the year	19	117
Warranty reserves at end of year	$153	$138

Infrequently the Company enters into fixed-price non-recurring engineering contracts.  Revenue from these contracts is recognized in accordance with the proportional performance method of accounting.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to approximately $3,964,000 in 2014 and $3,916,000 in 2013, net of U.K. government grants received. This expense is included in selling, research and administrative expense in the accompanying consolidated statements of operations. Research and development expense, net of grants received, was 10% of sales in 2014 and 12% of sales in 2013.

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $84,000 in 2014 associated with research and development expense of $251,000. The Company recorded grant income of $133,000 associated with research and development expense of $395,000 in respect of this Technology Strategy Board grant in 2013.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $6,000 in 2014 associated with research and development expense of $25,000. The Company recorded grant income from this Technology Strategy Board project of $2,000 in 2013 associated with research and development expense of $9,000.

In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant will defray part of the research and development expense associated with this project over the period ending March 2015. The Company recorded grant income from this Technology Strategy Board project of $410,000 in 2014 associated with research and development expense of $1,683,000. The Company recorded grant income from this Technology Strategy Board project of $14,000 in 2013 associated with research and development expense of $58,000.

In 2014, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. The credit is a percentage, which currently ranges from 10% to 14.5% depending on circumstances, of qualifying research and development expenditure in the period. The credit discharges income tax the Company would have to pay or allows companies without an income tax liability to receive a refund payment from the U.K. government. In 2014, the Company recorded an income statement credit of $261,000 and had an income tax receivable balance of $227,000 at September 30, 2014 from this initiative. The company did not record a credit to the income statement or have an income tax receivable balance in respect of this arrangement in 2013.

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

Index
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

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2014 was $485,000 and at September 30, 2013, the reserve was $658,000.

Inventories were comprised of:

(in thousands of dollars)
	2014	2013
Raw materials	$2,095	$2,201
Work-in-process	102	11
Finished goods	4,061	3,511
	$6,258	$5,723

Index
H. Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts which, when realized, have historically been within the range of the Company’s reserves. An account receivable is considered past due if any portion has been outstanding for greater than 60 days.

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

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in three separate plants in Poland, Mexico and China. Approximately 49% of the Company’s sales are made in U.S. Dollars, 25% are made in British Pounds and 26% are made in Euros. Approximately 18% of the Company’s cost of sales is incurred in British Pounds and 73% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro.

The Company had no foreign currency derivative financial instruments during the years ended September 30, 2014 and 2013.

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

L. Earnings per share

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities, including convertible preferred stock, using the treasury stock method unless the effect is anti-dilutive.

Basic and diluted net income (loss) per common share for the two years ended September 30, 2014 is calculated as follows:

(in thousands except per share data)
	2014	2013
Net income (loss)	$909	$(1,071)
Weighted average shares outstanding	3,398	3,357
Basic income (loss) per share	$0.27	$(0.32)
Common stock equivalents	1,458	-
Average common and common equivalent shares outstanding	4,856	3,357
Diluted income (loss) per share	$0.19	$(0.32)

In 2013 common stock equivalents of 12,000 were excluded from the calculation of diluted earnings per share as their effect on the calculation would have been anti-dilutive.

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

Index
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

At September 30, 2014, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 7, Employee Benefit Plans and debt as disclosed in Note 9.

O. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2014 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at September 30, 2014 approximated $1,700,000 (the carrying value on the consolidated balance sheet at September 30, 2014) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy outlined above.

P. Goodwill

The amount by which the cost of purchased businesses included in the accompanying financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as goodwill.

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

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At each of September 30, 2014 and 2013, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment, and the estimated fair value of the reporting unit significantly exceeded its carrying value under each method of calculation performed.

Index
Q. New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40)” (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles of current U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is still present, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

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

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 219,557 shares reserved and available for grant at September 30, 2014. There were 137,000 shares reserved and available for grant at September 30, 2013.  There were no options exercised in 2014 or in 2013.  In the second quarter of 2014 stockholders approved an increase of 150,000 in the number of the shares of common stock authorized for issuance under the Plan.

Recipients of grants of options must execute a standard form of non-competition agreement. The plan provides for the grant of Restricted Stock, Restricted Stock Units, Options, and Stock Appreciation Rights (“SAR”s). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Index
Option transactions under the plans for the two years ended September 30, 2014 were as follows:

	Shares under option	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at September 30, 2012	36,000	$4.51	0.6 years	$11,800
Exercised in 2013	-	$-	-	-
Cancelled in 2013	(31,000)	$4.37	-	-
Outstanding at September 30, 2013	5,000	$5.40	0.1 years	$-
Exercisable at September 30, 2013	5,000	$5.40	0.1 years	$-
Exercised in 2014	-	$-	-	-
Cancelled in 2014	5,000	$5.40	-	-
Outstanding at September 30, 2014	N/A	N/A	N/A	N/A
Exercisable at September 30, 2014	N/A	N/A	N/A	N/A

There were no options outstanding at September 30, 2014. At September 30, 2013 there were 5,000 options outstanding at $5.40 with a weighted average remaining contractual life of 0.1 years

In December 2013, the Company granted 80,000 shares of restricted stock to seven employees, which will vest in five equal annual installments so long as the employee is then employed by the Company, or as determined by the Compensation Committee. The estimated fair value of the stock measured on the date of grant was $354,000, based on the fair market value of the stock on the date of issue. The unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock in 2014 was $53,000 and the subsequent charge will be approximately $18,000 on a quarterly basis.

In February 2014, the Company granted 28,600 shares of restricted stock to eleven non-employee directors, which will vest on the day before the 2015 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $213,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month requisite service period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in 2014 was $124,000 and the subsequent charge will be approximately $53,000 on a quarterly basis.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Restricted stock transactions under the plans for the two years ended September 30, 2014 were as follows:

	(in thousands of shares)
	2014	2013
Beginning Balance – Non-vested	103.8	144.2
Granted to employees – 5 year vesting	80.0	-
Granted to non-employee directors – 1 year vesting	28.6	16.8
Vested	(43.8)	(57.2)
Forfeited	-	-
Ending Balance – Non-vested	168.6	103.8
Weighted-average fair value for shares granted during the year	$5.23	$4.26
Weighted-average fair value for shares vested during the year	$4.63	$5.24
Weighted-average fair value for ending balance - non-vested	$5.27	$5.05

As of September 30, 2014, there was $619,000 of compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.0 years.

Stock-based compensation expense was $320,000 and $262,000 for the years ended September 30, 2014 and 2013, respectively.

Index
(4) INCOME TAXES

The domestic and foreign components of income (loss) before income taxes are as follows:

	2014	2013
Domestic	$430	$(1)
Foreign	386	(1,462)
	$816	$(1,463)

The components of the provision (benefit) for income taxes and deferred taxes for the years ended September 30, 2014 and 2013 are as follows:

	(in thousands of dollars)
	2014
	Current	Deferred
Federal	$-	$134
State	44	87
Foreign	(97)	(83)
	$(53)	$138

	2013
	Current	Deferred
Federal	$30	$(4)
State	7	9
Foreign	85	(519)
	$122	$(514)

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

	(in thousands of dollars)
	2014	2013
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$275	$(491)
Increases (decreases) resulting from:
Foreign tax rate differentials	(122)	167
State taxes net of federal tax benefit	71	10
Foreign research incentives	(213)	(567)
U.K. rate change	27	444
Other	47	45
Income tax provision in the consolidated statement of operations	$85	$(392)

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

A reduction in the U.K. corporate tax rate from 23% to 21% and then to 20% was substantively enacted in 2013 with effect in 2014 and 2015; this rate reduction resulted in the write down in the value of the Company’s U.K. deferred tax assets of $444,000 in 2013 referred to in the table above.

Index
The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2014 and 2013 are as follows:

	2014
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$186	$37	$1,805	$2,028
Inventory basis differences	69	-	-	-	69
Warranty reserves	21	-	-	-	21
Foreign tax credit carry forwards	-	266	-	-	266
Accrued compensation expense	-	-	-	58	58
Net operating losses	103	108	289	1,568	2,068
Other (net)	-	308	3	-	311
	193	868	329	3,431	4,821
Liabilities:
Property basis asset (liability)	-	12	-	(130)	(118)
Net asset	193	880	329	3,301	4,703
Valuation allowance	-	(159)	-	(112)	(271)
Net deferred tax asset	$193	$721	$329	$3,189	$4,432

	2013
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$229	$30	$1,561	$1,820
Inventory basis differences	61	-	-	-	61
Warranty reserves	21	-	-	-	21
Foreign tax credit carry forwards	-	277	-	-	277
Accrued compensation expense	7	-	-	51	58
Net operating losses	286	75	652	895	1,908
Other (net)	-	263	4	-	267
	375	844	686	2,507	4,412
Liabilities:
Property basis asset (liability)	-	35	-	(75)	(40)
Net asset	375	879	686	2,432	4,372
Valuation allowance	-	(159)	-	-	(159)
Net deferred tax asset	$375	$720	$686	$2,432	$4,213

The domestic valuation allowance at September 30, 2014 relates to the realizability of foreign tax credit carryforwards in the U.S; the foreign valuation allowance relates to net operating losses in the Company’s Asian subsidiaries.  In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has historically had profitable operations.  The Company’s current projections reflect future profitable operations.  Since the majority of the Company’s deferred tax assets relate to operations in countries where net operating losses have unlimited carryforwards, the Company has concluded that no valuation allowance is required on its deferred tax assets.

The Company has generated domestic federal and state net operating losses of $608,200 which will expire in 2028 and 2015, respectively. The Company has generated foreign net operating losses of approximately $9,201,000 which have an indefinite carry forward period.

Index
During the year, the Company elected to receive a refundable tax credit of $261,000 related to certain research and development incentives in the U.K.  These amounts have been recorded in operating income, as they are refunded without regard to actual tax liability.

At September 30, 2014, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $10.9 million, as those amounts are considered indefinitely invested in light of the Company’s substantial non-U.S. operations. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

Uncertain tax positions

Effective October 1, 2007, the Company adopted FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The adoption of this guidance followed a review by the Company of all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required in respect of the adoption of this guidance and consequently the Company has not recorded a liability for uncertain tax positions and the Company has recorded no cumulative effect to retained earnings pursuant to the adoption of this guidance. The Company’s tax returns are open to audit from 2011 and forward.

(5) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2014 and 2013 showing separately any items in excess of 5% of total current liabilities was as follows:

	(in thousands of dollars)
	2014	2013
Accrued compensation and related costs	$1,062	$1,015
Other accrued expenses	774	1,072
	$1,836	$2,087

(6) COMMITMENTS AND CONTINGENCIES

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2014 was $162,000.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2015 - $213,000; 2016 - $205,000; 2017 - $205,000; 2018 - $208,000; 2019 - $194,000 and $3,405,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $242,000 in 2014 and $212,000 in 2013.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,460,000. There were no amounts outstanding on the overdraft facilities at September 30, 2014 or 2013. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. As at September 30, 2014 and 2013 there was $1,700,000 outstanding under the revolving credit facility.

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

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $173,000 and $152,000 at September 30, 2014 and 2013, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

Index
The following table sets forth the estimated funded status of these frozen defined benefit plans and the amounts recognized by Sevcon, Inc.:

	(in thousands of dollars)
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$27,908	$28,145
Interest cost	1,303	1,256
Actuarial loss (gain)	1,911	(1,164)
Benefits paid	(482)	(395)
Foreign currency exchange rate changes	6	66
Benefit obligation at end of year	30,646	27,908
Change in plan assets:
Fair value of plan assets at beginning of year	19,554	17,881
Return on plan assets	1,334	1,393
Employer contributions	698	584
Benefits paid	(482)	(395)
Foreign currency exchange rate changes	13	91
Fair value of plan assets at end of year	21,117	19,554
Funded status	(9,529)	(8,354)
Liability for pension benefits recorded in the balance sheet	$(9,529)	$(8,354)

The funded status of the Company’s defined benefit pension plans declined from a deficit of $8,354,000 at September 30, 2013 to a deficit of $9,529,000 at September 30, 2014.  The increase in the deficit of $1,175,000 was due to several factors.  The most significant factor was an actuarial loss of $1,911,000 of which $1,706,000 related to the Company’s U.K. defined benefit plan and $205,000 related to the Company’s U.S. defined benefit plan. The actuarial loss in the Company’s U.K. defined benefit plan was largely the result of deterioration in the financial assumptions underlying the calculation of the liabilities during the year and in particular the yield on high quality corporate bonds. This led to a higher value being placed on the liabilities at the end of the fiscal year.

Amounts recognized in the balance sheets consist of:
	(in thousands of dollars)
	2014	2013
Non-current liabilities	$9,529	$8,354

Amounts recognized in other comprehensive loss consist of:
	(in thousands of dollars)
	2014	2013
Actuarial (loss) gain, net of $351,000 tax benefit (2013:actuarial gain net of $410,000 tax charge)	$(1,311)	$1,260

The Sevcon, Inc. net pension cost included the following components:
	(in thousands of dollars)
	2014	2013
Components of net periodic benefit cost:
Interest cost	$1,303	$1,256
Expected return on plan assets	(1,309)	(1,166)
Amortization of net actuarial loss	227	278
Net periodic benefit cost	$221	$368
Net cost of defined contribution plans	$500	$455

Index
The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2014 and 2013 were as set out below:

	2014	2013
Plan obligations:
Discount rate	4.24%	4.61%
Rate of compensation increase	0.0%	0.0%
Net periodic benefit cost:
Discount rate	4.24%	4.61%
Expected long term return on plan assets	6.15%	6.53%
Rate of compensation increase	0.0%	0.0%

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

At September 30, 2014, the assets of the U.S. plan were invested 81% in mutual funds and 19% in cash and cash equivalents. The U.S. plan had a deficit of $313,000, or 10% of the total U.S. benefit obligation, as at September 30, 2014. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next seven years. The Company established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

At September 30, 2014, the assets of the U.K. plan were invested 79% in equity like securities, 10% in U.K. government bonds, 10% in U.K. corporate bonds and 1% in cash and cash equivalents. The U.K. plan was frozen effective September 30, 2012 and in consequence there will be no future accrual earned by U.K. employees under this defined benefit arrangement. The U.K. plan had a deficit of $9,216,000, or 34% of the total U.K. benefit obligation, as at September 30, 2014. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next twelve years. The Company has established a defined contribution pension plan for current and future U.K. employees effective October 1, 2012.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

The table below presents information about our plan assets measured and recorded at fair value as of September 30, 2014, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).

Index
		(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	7,187	-	-
Standard Life UK Indexed Linked Fund	1,856	-	-
Standard Life Long Corporate Bond Fund	1,785	-	-
CF Ruffer Absolute Return Fund	7,177	-	-
U.S. Mutual Funds	2,431	-	-
U.S. Exchange Traded Funds	348	-	-
Other Types of Investments
Cash	333	-	-
Total	21,117	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

(in thousands of dollars)
2015	$668
2016	707
2017	697
2018	695
2019	671
2020 – 2024	3,658

In 2015, it is estimated that the Company will make contributions to the U.K. and U.S. defined benefit pension plans of $687,000.  Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the assumptions described above.

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

Index
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

(in thousands of dollars)
	2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$35,708	$2,215	$-	$37,923
Inter-segment revenues	-	5	-	5
Operating income (loss)	977	283	(235)	1,025
Depreciation	517	90	1	608
Identifiable assets	22,507	1,199	10,261	33,967
Capital expenditures	709	33	2	744
	2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	$30,320	$1,883	$-	$32,203
Inter-segment revenues	-	8	-	8
Operating income (loss)	(739)	75	(284)	(948)
Depreciation	514	85	2	601
Identifiable assets	21,545	1,325	490	23,360
Capital expenditures	410	25	-	435

The Company has businesses located in the United States, the United Kingdom, France, Korea, Japan and China. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

	(in thousands of dollars)
	2014	2013
Sales:-
U.S. sales	$16,389	$13,657
Foreign sales:
United Kingdom	13,486	10,627
France	8,026	7,919
China	22	-
Total Foreign	21,534	18,546
Total sales	$37,923	$32,203
Long-lived assets:
U.S.A.	$2,245	$2,235
Foreign:
United Kingdom	5,239	4,305
France	74	69
Korea, Japan and China	289	1
Total Foreign	5,602	4,375
Total	$7,847	$6,610

Index
In the controls business segment the revenues were derived from the following products and services:

	(in thousands of dollars)
	2014	2013
Electronic controls for zero emission and hybrid electric vehicles	$26,014	$19,884
Accessory and aftermarket products and services	9,694	10,436
Total controls segment revenues	$35,708	$30,320

The business located in the United States services customers in North and South America. The business located in France services customers in Germany, France, Spain, Portugal, Belgium, Netherlands and North Africa. The businesses located in Korea and Japan support customers in Asia, however, sales to these customers are made from the United Kingdom. The businesses located in the United Kingdom service customers in the rest of the world, principally Europe and the Far East. The business in China services customers in the on-road sector in the People’s Republic of China.

In 2014 Sevcon, Inc.'s largest customer, Toyota Group, accounted for 14% of sales and, at September 30, 2014 17% of receivables. A second customer, Haulotte Group, accounted for 11% of receivables at September 30, 2014. In 2013 the largest customer, Toyota Group, accounted for 10% of sales and, at September 30, 2013 8% of receivables.

(9) DEBT

At September 30, 2014 the Company had $28,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. The amount outstanding at September 30, 2014, $28,000, is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2015. The fair market value of the debt at September 30, 2014 was $28,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, National Association for working capital and general corporate purposes. The loan and security agreement was extended as of September 30, 2013 and will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and in 2014, was calculated at a margin of 3.125% over LIBOR.  Upon entering into the revolving credit facility, Sevcon USA, Inc. drew down $1,700,000, which was the total amount outstanding at September 30, 2014.  This $1,700,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated fair value based on current interest rates.

In July 2014, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,460,000 and which are secured against real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at September 30, 2014 and at September 30, 2013.

Annual principal payments on long term debt at September 30, 2014 are as follows:

(in thousands of dollars)
2015	$-
2016	-
2017	1,700
Total	$1,700

(10)  ESTABLISHMENT OF JOINT VENTURE IN CHINA

During the third quarter of 2014, the Company received the required government approvals in China to formally establish a joint-venture company which will source from Sevcon and supply, market and sell in China, current and future Sevcon products for on-road electric and hybrid vehicle applications. The joint-venture company, in which Sevcon and Xuchang Fuhua Glass Company Limited each own a 50% stake, will operate as Sevcon New Energy Technology (Hubei) Company Limited. Xuchang Fuhua Glass Company Limited is a Chinese Tier 1 automotive supplier based in Hubei Province.

Index
The activities of the joint-venture company in the third and fourth quarters have been limited to the investment of initial capital of $320,000 by each party to the joint-venture, the sourcing of business premises, the hiring of engineering and sales and marketing staff and initial shipments to customers which were largely product prototypes designed specifically for the unique requirements of the Chinese market. In the fourth quarter, the Company recognized the initial establishment costs of the joint-venture company which amounted to $481,000; this represented the legal costs associated with the joint-venture agreement, the cost of sourcing and establishing business premises and the hiring cost of initial staff.

The financial statements of the joint-venture company have been consolidated with the Company’s as at September 30, 2014.

(11) CAPITAL RAISE

On August 1, 2014 the Company filed a registration statement for a rights offering of Series A Convertible Preferred Stock (“Series A Preferred”) intended to raise $10 million before expenses. On September 12, 2014 the rights offering closed and the Company issued 465,500 shares of Series A Preferred at $21.50 per share. The issue raised $9.3 million after costs. The preferred stock, which has a stated value of $24 per share, will pay a 4% cumulative annual dividend paid semi-annually on October 15 and April 15, each year; the first dividend was paid on October 15, 2014. The main terms of the convertible preferred stock are as follows:

Ranking.  With respect to the payment of dividends and distribution of amounts of net assets upon a dissolution, liquidation or winding up, the Series A Preferred will rank senior to common stock and any other class or series of stock over which the Series A Preferred has preference or priority in the payment of dividends or in the distribution of assets on liquidation.

Dividends.  The holders of the Series A Preferred are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for such purpose, dividends at the rate equal to 4% of the stated value per share of $24.00, and no more.  Such dividends are cumulative and accrue without interest on a daily basis from the date of issuance of the Series A Preferred, and are payable semiannually in cash or in shares of common stock at the Company’s sole discretion.

Classification. We evaluated the Series A Preferred and determined that it should be considered an “equity host” and not a “debt host.” This evaluation was necessary to determine if any embedded features required bifurcation and, therefore, would be required to be accounted for separately as a derivative liability. Our analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument that includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of the preferred stock and, more specifically, evaluated all of the stated and implied substantive terms and features of the stock, including (1) whether the preferred stock included redemption features; (2) how and when any redemption features could be exercised; (3) whether the holders of preferred stock were entitled to dividends; (4) the voting rights of the preferred stock; and (5) the existence and nature of any conversion rights. As a result of our determination that the Series A Preferred was an “equity host,” we determined that the embedded conversion options did not require bifurcation as derivative liabilities.

Liquidation Preference.  In the event of a liquidation, dissolution or winding up (a “liquidation”), after the satisfaction in full of the debts of the corporation and the payment of any priority liquidation preference owed to the holders of shares of stock which rank senior to the Series A Preferred, the holders of Series A Preferred shall be entitled to receive out of the assets of the corporation an amount equal to the dividends accrued and unpaid thereon, without interest, plus a sum in cash or property at its fair market value as determined by the Board of Directors equal to the greater of (a) the stated value per share of Series A Preferred and (b) such amount per share as would have been payable had all shares of Series A Preferred been converted into common stock immediately before the liquidation, before any payment may be made or assets distributed to the holders of Junior Stock. For this purpose, “liquidation” does not include any consolidation of the Company with, or merger of the Company into, any other entity, any merger of another entity into the Company, any sale or transfer of assets of the Company or any exchange of securities of the Company.

Conversion.

Optional Conversion by Holder.  Each share of Series A Preferred is convertible at the election of the holder, at any time, into shares of common stock by dividing the stated value ($24.00) per share by a conversion price, which will initially be $8.00, resulting in a conversion ratio of 3:1.

Optional Conversion by Sevcon.  If at any time after the fifth anniversary of the initial issue date of the Series A Preferred, the closing sale price of common stock exceeds $15.50 for 20 out of 30 consecutive trading days the Company may, at its discretion, elect all (but not less than all) outstanding shares of Series A Preferred to be automatically converted into shares of common stock.

Index
Conversion Price Adjustment.  The conversion price and, therefore, the conversion rate, will be adjusted to reflect any dividend or distribution in shares of common stock made on any class or series of its capital stock other than on shares of Series A Preferred or any subdivision, combination or reclassification of the outstanding shares of common stock (including through a merger of the Company with another entity) so that each holder of shares of Series A Preferred thereafter surrendered for conversion shall be entitled to receive the number of shares or other of common stock that such Holder would have owned or have been entitled to receive immediately after such action had such shares of Series A Preferred been converted immediately before such action.

Voting.  The holders of Series A Preferred do not have any voting rights except in the event the terms of Series A Preferred were to be altered or the Company were to issue any shares of any other class or series of capital stock ranking senior to the Series A Preferred as to dividends or upon liquidation.

Redemption.  Series A Preferred are non-redeemable for cash or other assets.

(12) RESTRUCTURING CHARGE 2013

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

(13) SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the fiscal year and through the date these financial statements were available to be issued.

On December 1, 2014 the Company repaid the $1,700,000 loan that was outstanding at September 30, 2014 with Citizens Bank, National Association. The Company has retained the $3,500,000 secured revolving credit facility with Citizens Bank, National Association and may draw down on that facility until June 14, 2017, subject to the covenant requirements under the facility.

No further material subsequent events were identified that require recognition or disclosure in these financial statements.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Sevcon, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Sevcon, Inc. and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevcon, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
McGladrey LLP

Boston, Massachusetts
December 23, 2014

Index
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2014, the disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 using the 1992 framework criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Index
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Senior Officers that applies to our chief executive officer, chief financial officer, principal accounting officer and controllers. We have also adopted a Code of Conduct and Ethics that applies to all of our employees, including, but not limited to, our chief executive officer, chief financial officer, principal accounting officer, and controllers. A copy of either Code is available without charge upon request from the Chief Financial Officer at Sevcon, Inc., 155 Northborough Road, Southborough, MA 01772. If we make any substantive amendments to the Code of Ethics for Senior Officers or grant any waiver from a provision of such Code, or if we make any substantive amendment to a provision of the Code of Conduct that applies to our chief executive officer, chief financial officer, principal accounting officer or controllers, or if we grant any waiver from a provision of such Code for any such persons, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	52	President & Chief Executive Officer
Paul N. Farquhar	52	Vice President, Treasurer & Chief Financial Officer

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

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, and “Proposal 1: Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Index
 The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Equity Incentive Plan	-	$-	219,557
1998 Director Stock Option Plan	-	$-	-
Sub Total	-	$-	219,557
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	219,557

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 4: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2015” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Index
PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements and schedule
The financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K.
(b)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVCON, INC.

By /s/ Matthew Boyle	December 23, 2014
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 23, 2014
Matthew Boyle	Officer and Director
(Principal Executive Officer)
/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 23,2014
Paul N. Farquhar	(Principal Accounting Officer)
/s/ Maarten D. Hemsley	Director	December 23, 2014
Maarten D. Hemsley
/s/ Paul B. Rosenberg	Director	December 23, 2014
Paul B. Rosenberg
/s/ Marvin G. Schorr	Director	December 23,2014
Marvin G. Schorr
/s/ Bernard F. Start	Director	December 23,2014
Bernard F. Start
/s/ David R. A. Steadman	Director	December 23,2014
David R. A. Steadman
/s/ Paul O. Stump	Director	December 23,2014
Paul O. Stump
/s/ Frederick.A.Wang	Director	December 23,2014
Frederick. A. Wang
/s/ William J. Ketelhut	Director	December 23,2014
William J. Ketelhut
/s/ Glenn J. Angiolillo	Director	December 23,2014
Glenn J. Angiolillo
/s/ Ryan J. Morris	Director	December 23,2014
Ryan J. Morris
/s/ Walter M. Schenker	Director	December 23,2014
Walter M. Schenker

Index
INDEX TO EXHIBITS

*(3)(a)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 7, 2011).

*(3)(b)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed on July 29, 2014).
*(3)(c)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2013).
(10)(a)	Sevcon, Inc. 1996 Equity Incentive Plan as amended and restated (filed herewith).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the year ended September 30, 2004).
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

(10)(k)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
*(10)(l)	Second Amendment to Loan and Security Agreement by and between Sevcon USA, Inc. and Citizens Bank, National Association, dated as of September 30, 2013.
*(10)(m)
Loan and Security Agreement by and between Sevcon USA, Inc. and Citizens Bank, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 21, 2011).

*(10)(n)
Unlimited Guaranty by Sevcon, Inc. in favor of Citizens Bank, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 21, 2011).

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

A copy of these exhibits may be obtained on the SEC’s EDGAR database (at www.sec.gov) or will be furnished without charge to any stockholder upon written request to Sevcon, Inc., attention Paul N. Farquhar, Treasurer, 155 Northborough Road, Southborough MA 01772, Telephone: (581) 281-5510.

Index
SCHEDULE II
SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2014 and 2013
	(in thousands of dollars)
Allowance for doubtful accounts	2014	2013
Balance at beginning of year	61	32
Additions charged to costs and expenses	2	31
Deductions from reserves:
Reduction in reserve	(6)	-
Write off of uncollectible accounts	(14)	(4)
Foreign currency translation adjustment	(3)	2
Balance at end of year	40	61