Form 10-Q
period 2015-01-03
SEVCON, INC.
filed 2015-02-17
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2015
Common stock, par value $.10	3,650,958

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 3, 2015

Index
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements

CONSOLIDATED BALANCE SHEETS

Sevcon, Inc. and Subsidiaries

(in thousands of dollars except share and per share data)
	January 3, 2015	September 30, 2014
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$8,111	$11,238
Trade receivables net of allowances for doubtful accounts of $39 at January 3, 2015 and $40 at September 30, 2014	7,009	6,694
Other receivables	237	183
Inventories	6,289	6,258
Prepaid expenses and other current assets	1,741	1,747
Total current assets	$23,387	$26,120
Property, plant and equipment, at cost:
Land and improvements	22	23
Buildings and improvements	703	741
Equipment	10,665	10,918
	11,390	11,682
Less: accumulated depreciation	(9,259)	(9,577)
Net property, plant and equipment	2,131	2,105
Long-term deferred tax assets	3,717	3,910
Goodwill	1,435	1,435
Other long-term assets	400	397
Total assets	$31,070	$33,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15	$28
Accounts payable	3,573	4,405
Accrued expenses	1,849	1,836
Accrued and deferred taxes on income	-	7
Total current liabilities	5,437	6,276
Liability for pension benefits	8,929	9,529
Long-term debt	-	1,700
Total liabilities	$14,366	$17,505
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; Outstanding – 460,769 shares at January 3, 2015 and September 30, 2014	46	46
Common stock, par value $.10 per share – authorized – 20,000,000 shares at January 3, 2015 and 8,000,000 at September 30, 2014; Outstanding 3,650,958 shares at January 3, 2015 and 3,588,958 shares at September 30, 2014	365	359
Premium paid in on common stock	6,147	6,040
Premium paid in on preferred stock	9,231	9,231
Retained earnings	9,735	9,495
Accumulated other comprehensive loss	(8,923)	(8,829)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	16,601	16,342
Non-controlling interest	103	120
Total stockholders’ equity	16,704	16,462
Total liabilities and stockholders’ equity	$31,070	$33,967

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except per share data)
	Three months ended
	January 3, 2015	December 28, 2013
Net sales	$9,933	$9,049
Cost of sales	(5,924)	(5,217)
Gross profit	4,009	3,832
Selling, general and administrative expenses	(2,493)	(2,192)
Research and development expenses	(1,234)	(930)
Operating income	282	710
Interest expense	(26)	(16)
Interest income	5	-
Foreign currency gain (loss)	44	(85)
Income before income tax	305	609
Income tax provision	(40)	(121)
Net income	265	488
Net loss attributable to non-controlling interests	17	-
Net income attributable to Sevcon, Inc. and subsidiaries	282	488
Preference share dividends	(111)	-
Net income attributable to common stockholders	$171	$488
Net income per ordinary share - basic	$0.05	$0.14
Net income per ordinary share - diluted	$0.05	$0.14
Weighted average shares used in computation of earnings per share:
Basic	3,427	3,375
Diluted	3,513	3,411

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 3, 2015	December 28, 2013
Net income attributable to Sevcon, Inc. and subsidiaries	$282	$488
Other comprehensive income
Foreign currency translation adjustment	(144)	66
Defined benefit pension plans:
Actuarial loss net of $14 tax benefit (2013:Actuarial loss net of $13 tax benefit)	50	43
Comprehensive income	$188	$597

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 3, 2015	December 28, 2013
Cash flow from operating activities:
Net income	$265	$488
Adjustments to reconcile net income to net cash (used by) generated from operating activities:
Depreciation	157	168
Stock-based compensation	113	59
Pension contributions greater than pension expense	(52)	(117)
Deferred tax provision	39	120
Increase (decrease) in cash resulting from changes in operating assets andliabilities:
Trade receivables	(498)	(48)
Other receivables	(82)	84
Inventories	(242)	(169)
Prepaid expenses and other current assets	(49)	1
Accounts payable	(680)	(290)
Accrued expenses	85	(167)
Accrued and deferred taxes on income	(50)	(3)
Net cash (used by) generated from operating activities	(994)	126
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(293)	(64)
Net cash used by investing activities	(293)	(64)
Cash flow used by financing activities:
Repayments of long term debt	(1,713)	(11)
Dividends paid	(42)	-
Net cash used by financing activities	(1,755)	(11)
Effect of exchange rate changes on cash	(85)	46
Net (decrease) increase in cash	(3,127)	97
Beginning balance - cash and cash equivalents	11,238	2,062
Ending balance - cash and cash equivalents	$8,111	$2,159
Supplemental disclosure of cash flow information:
Cash paid for income taxes	50	3
Cash paid for interest	$26	$16

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – January 3, 2015

(Unaudited)

(1)	Basis of presentation

Sevcon, Inc. (“Sevcon” or “the Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, the Company designs and sells, under the Sevcon name, controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, fork lift trucks, aerial lifts, mining vehicles, airport ground support vehicles, utility vehicles, sweepers and other battery powered vehicles. Through another subsidiary located in the United Kingdom, Sevcon, Inc. manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

Certain prior period balances in the consolidated statement of income have been reclassified to conform with current period presentation.

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Ltd., Industrial Capacitors (Wrexham) Ltd., Sevcon SAS, Sevcon Asia Limited and Sevcon Japan KK, in accordance with the provisions required by the Consolidation Topic 810 of the FASB Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

Accounting for joint-venture subsidiary

For the Company's less than wholly owned subsidiary, Sevcon New Energy Technology (Hubei) Company Limited, the Company first analyzes whether this joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the entity is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the entity in which the Company holds its interest qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of January 3, 2015 and the results of operations and cash flows for the three months ended January 3, 2015. These unaudited interim financial statements should be read in conjunction with the 2014 annual consolidated financial statements and related notes included in the 2014 Sevcon, Inc. Annual Report filed on Form 10-K (the “2014 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Index
The results of operations for the three month period ended January 3, 2015 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2014 to the significant accounting policies followed by Sevcon, Inc.

(3)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 157,557 shares reserved and available for grant at January 3, 2015.   There were 62,000 shares reserved and available for grant at December 28, 2013.  There were no options granted or exercised in the quarters ended January 3, 2015 and December 28, 2013.

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

There were no options outstanding or exercisable at January 3, 2015 or December 28, 2013

In December 2014, the Company granted 42,000 shares of restricted stock to eight employees, which will vest in two equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $330,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over two years. The charge to income for this employee restricted stock grant will be approximately $41,000 on a quarterly basis.

In December 2014, the Company granted 20,000 shares of restricted stock to three employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $139,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock grant will be approximately $7,000 on a quarterly basis.

A summary of restricted stock activity for the three months ended January 3, 2015 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	168,600	$5.27
Granted	62,000	$7.85
Vested	(36,000)	$5.42
Non-vested balance as of January 3, 2015	194,600	$6.07

Stock-based compensation expense was $113,000 and $59,000 for the three month periods ended January 3, 2015 and December 28, 2013, respectively. At January 3, 2015, there was $992,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.9 years.

Index
(4)	Cash dividends

Common stock dividends

The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying common stock dividends as conditions and the Company’s operating results improve.

Preferred Stock dividends

At January 3, 2015 there were 460,769 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. The annual dividend payable is $442,338 and the next semi-annual dividend will be paid on April 15, 2015.

(5)	Calculation of earnings per share and weighted average shares outstanding

Basic earnings per share is computed by dividing the net income or loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator of net income attributable to common stockholders is adjusted by the effect of dilutive securities, including convertible preferred stock using the treasury stock method.  The denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities, including convertible preferred stock, using the treasury stock method, unless the effect is anti-dilutive.

Basic and diluted net income per common share for the three month periods ended January 3, 2015 and December 28, 2013 were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	January 3, 2015	December 28, 2013
Numerator:
Net income attributable to common stockholders for computing net income per ordinary share - basic	$171	$488
Dividend eliminated upon assumed conversion of convertible preference shares	-	-
Net income attributable to common stockholders for computing net income per ordinary share - diluted	$171	$488

Denominator:
Weighted average shares used in calculating net income per ordinary share – basic	3,427	3,375
Adjustment for assumed conversion of convertible preference shares	-	-
Adjustment for shares issuable upon vesting of restricted stock	86	36
Weighted average shares used in calculating net income per ordinary share - diluted	3,513	3,411
Net income per ordinary share - basic	$0.05	$0.14
Net income per ordinary share - diluted	$0.05	$0.14
No. of shares of convertible preference stock that are anti-dilutive excluded from calculation of common stock equivalents	1,382	-

Index
(6)	Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces control systems for zero emission and hybrid electric vehicles. The capacitors segment produces metalized film capacitors for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitors segment has its own manufacturing facility.

The significant accounting policies of the segments are the same as those described above and in Note 1 to the Notes to Consolidated Financial Statements in the 2014 10-K. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended January 3, 2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	9,419	514	-	9,933
Inter-segment revenues	-	2	-	2
Operating income (loss)	348	36	(102)	282
Identifiable assets	21,376	1,142	7,117	29,635

	Three months ended December 28, 2013
	Controls	Capacitors	Corporate	Total
Sales to external customers	8,535	514	-	9,049
Inter-segment revenues	-	-	-	-
Operating income	649	40	21	710
Identifiable assets	20,363	1,385	334	22,082

In the electronic controls segment, revenues derive from the following products and services:

	(in thousands of dollars)
	Three Months ended
	January 3, 2015	December 28, 2013
Electronic controls for zero emission and hybrid electric vehicles	$6,064	$6,584
Accessory and aftermarket products and services and engineering contracts	3,355	1,951
Total electronic controls segment revenues	$9,419	$8,535

(7)	Research and development

The cost of research and development programs is charged against income in each period.

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $8,000 in the first quarter of 2015 associated with research and development expense of $23,000. The Company recorded grant income of $17,000 associated with research and development expense of $50,000 in respect of this Technology Strategy Board grant in the first quarter of 2014.

Index
In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant will defray part of the research and development expense associated with this project over the period to March 2015. The Company recorded grant income from this project in the first quarter of 2015 of $16,000 associated with research and development expense of $66,000. The Company recorded grant income from this project in the first quarter of 2014 of $97,000 associated with research and development expense of $422,000.

The grant income in the first quarter of 2015 and 2014 was recorded as a reduction of research and development expense.

(8)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen the U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees. The Company uses a September 30 measurement date for its defined benefit pension plans.

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $165,000 and $160,000 at January 3, 2015 and December 28, 2013, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

The following table sets forth the components of the net pension cost for the three month periods ended January 3, 2015 and December 28, 2013, respectively:

	(in thousands of dollars)
	Three Months ended
	January 3, 2015	December 28, 2013
Interest cost	$316	$318
Expected return on plan assets	(313)	(320)
Amortization of net loss	64	56
Net periodic benefit cost	67	54
Net cost of defined contribution plans	$147	$115

The following table sets forth the movement in the liability for pension benefits in the three month periods ended January 3, 2015 and December 28, 2013:

	(in thousands of dollars)
	Three Months ended
	January 3, 2015	December 28, 2013
Liability for pension benefits at beginning of period	$9,529	$8,354
Net periodic benefit cost	67	54
Plan contributions	(119)	(171)
Amortization of actuarial loss	(64)	(56)
Effect of exchange rate changes	(484)	85
Balance at end of period	$8,929	$8,266

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	January 3, 2015	December 28, 2013
Non-current liabilities	$8,929	$8,266

Index
Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	January 3, 2015	December 28, 2013
Actuarial loss, net of $14,000 tax benefit (2013: net of $13,000 tax benefit)	$50	$43

Sevcon, Inc. did not contribute to its U.S. defined benefit plan in the three months ended January 3, 2015; it presently anticipates contributing $200,000 to fund its U.S. plan in the remainder of fiscal 2015. In addition, employer contributions to the U.K. defined benefit plan were $119,000 in the first three months and are estimated to total $464,000 in 2015.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of January 3, 2015 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.
(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	6,886	-	-
Standard Life UK Indexed Linked Fund	1,924	-	-
Standard Life Long Corporate Bond Fund	1,782	-	-
CF Ruffer Absolute Return Fund	7,061	-	-
U.S. Mutual Funds	2,449	-	-
U.S. Exchange Traded Funds	364	-	-

Other Types of Investments
Cash	310	-	-
Total	20,776	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments will primarily hold stocks or bonds, or a combination of stocks and bonds.

**	The Company currently does not have any Level 2 pension plan financial assets.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2015	$668
2016	707
2017	697
2018	695
2019	671
2020 – 2024	3,658

Index
(9)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	January 3, 2015	September 30, 2014
Raw materials	$1,869	$2,095
Work-in-process	103	102
Finished goods	4,317	4,061
	$6,289	$6,258

(10)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of January 3, 2015 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at January 3, 2015 approximated $15,000 (the carrying value on the consolidated balance sheet at January 3, 2015) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy described in Note 8.

(11)	Accrued expenses

Set out below is an analysis of other accrued expenses at January 3, 2015 and September 30, 2014, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	January 3, 2015	September 30, 2014
Accrued compensation and related costs	$1,013	$1,062
Other accrued expenses	836	774
	$1,849	$1,836

(12)	Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	January 3, 2015	December 28, 2013
Warranty reserves at beginning of period	$153	$138
Decrease in beginning balance for warranty obligations settled during the period	-	(43)
Foreign currency translation adjustment	(5)	1
Net increase in warranty reserves for products sold during the period	$3	$43
Warranty reserves at end of period	$151	$139

(13)	Debt

At January 3, 2015 the Company had $15,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. The amount outstanding at January 3, 2015, $15,000, is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2015. The fair market value of the debt at January 3, 2015 was $15,000.

Index
The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when any outstanding principal and unpaid interest at that time will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and is calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this credit facility at January 3, 2105 was $0 and at September 30, 2014 was $1,700,000.

In July 2014, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,380,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at January 3, 2015 and at September 30, 2014.

Annual principal payments on long term debt at January 3, 2015 are as follows:

(in thousands of dollars)
2015	$15
Total	$15

(14)	Commitments and Contingencies

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at January 3, 2015 and September 30, 2014 was $161,000 and $162,000, respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30,  2015 - $213,000; 2016 - $205,000; 2017 - $205,000; 2018 - $208,000; 2019 - $194,000 and $3,405,000 thereafter.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,380,000. There were no amounts outstanding on the overdraft facilities at January 3, 2015 and at September 30, 2014. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. The total amount outstanding under this revolving credit facility was $0 at January 3, 2015 and $1,700,000 at September 30, 2014.

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

CRITICAL ACCOUNTING ESTIMATES

As of January 3, 2015, there have been no material changes to the critical accounting estimates described in the Company’s 2014 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.
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

Index
OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended January 3, 2015

The following table compares the results by segment for the three months ended January 3, 2015 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	January 3, 2015	December 28, 2013	Total	Currency	Volume
Sales:
Controls - to external customers	$9,419	$8,535	10	(3)	13
Capacitors - to external customers	514	514	-	(2)	2
Capacitors - inter-segment	2	-	-	-	-
Capacitors – total	516	514	-	(2)	2
Total sales to external customers	9,933	9,049	10	(3)	13
Gross Profit:
Controls	3,774	3,625	4	4	-
Capacitors	235	207	14	(2)	16
Total	4,009	3,832	5	4	1
Selling research and administrative expenses:
Controls	3,426	2,976	(15)	3	(18)
Capacitors	199	167	(19)	3	(22)
Unallocated corporate expense	(102)	(21)	(586)	-	(586)
Total	3,727	3,122	(19)	3	(22)
Operating income:
Controls	348	649	(46)	36	(82)
Capacitors	36	40	(11)	1	(12)
Unallocated corporate expense	(102)	21	(586)	-	(586)
Total	282	710	(60)	33	(93)
Other income and expense	23	(101)	123	128	(5)
Income before income tax	305	609	(50)	60	(110)
Income tax provision	(40)	(121)	67	(31)	98
Net income	$265	$488	(46)	67	(113)
Net loss attributable to non-controlling interests	17	-	100	-	100
Net income attributable to Sevcon, Inc. and subsidiaries	282	488	(42)	68	(110)
Preference share dividends	(111)	-	(100)	-	(100)
Net income attributable to common stockholders	$171	$488	(65)	68	(133)

Sales in the first quarter of 2015 were $9,933,000 compared to $9,049,000 in the same quarter last year, a 10% increase year-over-year. This improvement was in our controls business and reflected the start-up of new electrification programs with on-road original equipment manufacturers (OEMs), volume production with new electric vehicle (EV) customers and hybrid on-road applications. In the first quarter of fiscal 2015 we recognized initial engineering revenue for an integrated starter generator project with a large German manufacturer of trucks, buses, engines and transportation solutions. This follows our investment two years ago when we started a business development team in Germany and is an example of execution on our on-going electrification strategy. Foreign currency was a major factor in the quarter, primarily due to the strength of the U.S. Dollar versus the Euro and British Pound; adjusted for currency, our total sales for the first quarter of 2015 increased 13% year-over-year.

Index
In terms of geography, the sales growth in the controls business segment was largely driven by Europe where revenues increased 18% from the same period last year in part due to higher shipments to on-road customers as well as by the initial engineering revenue from the large German on-road OEM contract. In North America sales increased 7% driven largely by volume shipments for controls to on-road OEM’s and to electrification projects in our “Other EV segment”. These increases year-over-year more than offset a 60% reduction in sales for North American mining applications. Mining continues to be challenging sector due to the global decline in this industry and in coal mining in particular. Our first-quarter sales in the Far East were largely flat year-over-year, although there was continued progress with our Chinese joint venture (JV) which continues to ship product prototypes designed specifically for the unique requirements of the Chinese market.

In the capacitor business, volumes shipped were 2% higher compared to the first quarter last year, largely reflecting higher demand from railway signaling customers.

Gross profit of $4,009,000 was 40.4% of sales in the first quarter, compared to $3,832,000 or 42.3% of sales in the same quarter last year. The decrease in the gross profit percentage compared to the prior year was largely due to deterioration in the sales mix in the controls business as well as fixed overhead costs being a higher percentage of sales in the first quarter of 2015 compared to the prior year quarter.

Selling, research and administrative expense in the first quarter of 2015 was $3,727,000, an increase of $605,000, or 19%, compared to the same period last year. The Company recorded grant income of $24,000 in the first quarter of 2015 compared to $115,000 in the first quarter in the prior year; this grant income was recorded as a reduction of research and development expense in each year. Excluding grant income, expenses grew $514,000 year-on-year reflecting increased investment in sales and engineering including the hiring of additional staff. This investment was in response to the higher order intake and strong top-line growth. Foreign currency fluctuations decreased reported operating expense by $93,000, or 3%, due to the stronger U.S. Dollar compared with the Euro and the British Pound than in the first quarter of fiscal 2014.

Engineering and research and development expense, net of grants receivable, as a percentage of total sales was 12.4% in the first quarter of fiscal 2015, compared with 10.3% in the first quarter of last year. This increase reflects our on-going commitment to product development and improvement as well as the lower grants receivable in 2015 compared with the prior year.

There was operating income for the first quarter of 2015 of $282,000 compared with $710,000 in the same quarter last year. The $428,000 reduction in operating income was due to operating expenses being $605,000 higher than in the same fiscal quarter last year partially offset by a $177,000 increase in gross profit.

There was a foreign currency gain of $44,000 in the first quarter of 2015 compared to a loss of $85,000 in the same period last year primarily due to the strength of the U.S. Dollar versus the Euro and British Pound compared to the prior year.

The Company recorded income before income taxes of $305,000 in the first quarter of 2015 compared to $609,000 in the same period last year, and the Company recorded an income tax charge of $40,000 compared with a charge of $121,000 in the same period last year. After recording a preference share dividend of $111,000, there was net income attributable to common stockholders for the quarter of $171,000 or $0.05 per diluted share, compared to net income of $488,000, or $0.14 per diluted share, in the same quarter last year when there was no preference share dividend.

As discussed in Part II, Item 1A, “Risk Factors,” the continuing debt crisis in certain European countries poses potential risks to the Company’s business, financial position and results of operations.

Financial Condition

Cash balances at the end of the first quarter of 2015 were $8,111,000, compared to $11,238,000 on September 30, 2014, a decrease in cash of $3,127,000 in the first three months of 2015. The $3,127,000 reduction in cash included the repayment of the $1,700,000 loan provided by Citizens Bank, payment of the $664,000 of expense associated with the capital raise in September 2014 and $293,000 of capital expenditures in the quarter. The remaining $470,000 was accounted for by working capital movements.

Index
In the first three months of 2015, operating activities used $994,000 of cash. Excluding the impact of currency fluctuations, receivables increased by $498,000, payables decreased by $680,000, and inventories increased by $242,000 in the quarter. The number of days sales in receivables decreased by three days from 66 day’s sales at September 30, 2014 to 63 days sales at January 3, 2015. Capital expenditures in the first three months were $293,000. Exchange rate changes decreased reported cash by $86,000 in the first three months of 2015.

At January 3, 2015 the Company had $15,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. The amount outstanding at January 3, 2015, $15,000, is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2015. The fair market value of the debt at January 3, 2015 was $15,000.

In July 2014, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,380,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at January 3, 2015 and at September 30, 2014. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when any outstanding principal and unpaid interest at that time will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and is calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this credit facility at January 3, 2105 was nil and at September 30, 2014 was $1,700,000.

There were no significant capital expenditure commitments at January 3, 2015. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $664,000 in fiscal 2015; should the Company suffer a material reduction in revenues in 2015 this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2015, approximately 54% of the Company’s sales were made in U.S. Dollars, 22% were made in British Pounds and 24% were made in Euros. Approximately 85% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

Index
In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of January 3, 2015. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of January 3, 2015 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at January 3, 2015:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2015	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,120	1,120
Accounts receivable in Euros	2,186	2,186
Accounts payable in British Pounds	565	565
Accounts payable in Euros	2,057	2,057
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,568	1,568
In Euros	1,203	1,203

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of January 3, 2015.

At January 3, 2015, the Company had $15,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4	Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of January 3, 2015, these disclosure controls and procedures were effective.

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

In addition to the market risk factors set forth in Part I, Item 1A of our 2014 10-K and the considerations set out in Part I, Items 2 and 3 above, the Company believes that the following represent the most significant risk factors for the Company:

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

Ten customers accounted for 50% of the Company’s revenues in the first three months of 2015 and the largest customer accounted for 13% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $664,000 in 2015 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

As of January 3, 2015, the Company’s subsidiary in the United States, Sevcon USA, Inc. had a $3,500,000 revolving credit facility with RBS Citizens; this facility was unused at January 3, 2015.  Any indebtedness under this facility is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

SEVCON, INC.

Date: February 17, 2015	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.