Form 10-Q
period 2015-04-04
SEVCON, INC.
filed 2015-05-19
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2015
Common stock, par value $.10	3,668,937

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 4, 2015

Index
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	April 4, 2015	September 30, 2014
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$8,645	$11,238
Trade receivables, net of allowances for doubtful accounts of $35 at April 4, 2015 and $40 at September 30, 2014	7,042	6,694
Other receivables	193	183
Inventories	6,438	6,258
Prepaid expenses and other current assets	2,471	1,747
Total current assets	24,789	$26,120
Property, plant and equipment, at cost:
Land and improvements	21	23
Buildings and improvements	679	741
Equipment	10,597	10,918
	11,297	11,682
Less: accumulated depreciation	(9,096)	(9,577)
Net property, plant and equipment	2,201	2,105
Long-term deferred tax assets	2,912	3,910
Goodwill	1,435	1,435
Other-long term assets	401	397
Total assets	$31,738	$33,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$4	$28
Accounts payable	4,361	4,405
Accrued expenses and other current liabilities	1,816	1,836
Accrued and deferred taxes on income	-	7
Total current liabilities	6,181	6,276
Liability for pension benefits	8,406	9,529
Long term debt	-	1,700
Total liabilities	$14,587	$17,505

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; Outstanding, 460,769 shares at April 4, 2015 and September 30, 2014	46	46
Common stock, par value $.10 per share - authorized 20,000,000 shares at April 4, 2015 and 8,000,000 at September 30, 2014; outstanding, 3,668,937 shares at April 4, 2015 and 3,588,958 at September 30, 2014	367	359
Premium paid in on common stock	6,193	6,040
Premium paid in on preferred stock	9,231	9,231
Retained earnings	10,547	9,495
Accumulated other comprehensive loss	(9,323)	(8,829)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	17,061	16,342
Non-controlling interest	90	120
Total stockholders’ equity	17,151	16,462
Total liabilities and stockholders’ equity	$31,738	$33,967

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	$10,340	$9,170	$20,273	$18,219
Cost of sales	(5,779)	(5,568)	(11,703)	(10,785)
Gross profit	4,561	3,602	8,570	7,434
Selling, general and administrative expenses	(2,586)	(2,323)	(5,079)	(4,515)
Research and development expenses	(1,301)	(1,083)	(2,535)	(2,013)
Operating income	674	196	956	906
Interest expense	(14)	(19)	(40)	(35)
Interest income	11	1	16	1
Foreign currency gain (loss)	235	(39)	279	(124)
Change in fair value of foreign exchange contracts	(200)	-	(200)	-
Income before income tax	706	139	1,011	748
Income tax (provision) benefit	(65)	23	(105)	(98)
Net income	641	162	906	650
Net loss attributable to non-controlling interests	12	-	29	-
Net income attributable to Sevcon, Inc. and subsidiaries	653	162	935	650
Preference share dividends	(114)	-	(225)	-
Net income attributable to common stockholders	$539	$162	$710	$650
Net income per ordinary share - basic	$0.16	$0.05	$0.21	$0.19
Net income per ordinary share – diluted	$0.14	$0.05	$0.19	$0.19
Weighted average shares used in computation of earnings per share:
Basic	3,466	3,401	3,446	3,388
Diluted	4,912	3,491	4,903	3,452

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net income attributable to Sevcon, Inc. and subsidiaries	$653	162	$935	$650
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(292)	30	(436)	96
Defined benefit pension plans:
Pension benefit plans adjustments during the period	68	57	132	113
Tax expense	(17)	(13)	(31)	(26)
	51	44	101	87
Other comprehensive income (loss), net of tax	(241)	74	(335)	183
Comprehensive income	$412	$236	$600	$833

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Six months ended
	April 4, 2015	March 29, 2014
Cash flow from operating activities:
Net income	$906	$650
Adjustments to reconcile net income to net cash generated from (used by) operating activities:
Depreciation	311	304
Unrealized loss on change in value of foreign exchange contracts	200	-
Stock-based compensation	259	127
Pension contributions greater than pension expense	(206)	(195)
Deferred tax provision	105	98
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	(815)	18
Other receivables	(42)	(526)
Inventories	(553)	(136)
Prepaid expenses and other current assets	(180)	(530)
Accounts payable	250	99
Accrued expenses	(75)	(167)
Accrued and deferred taxes on income	(86)	(83)
Net cash generated from (used by) operating activities	74	(341)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(592)	(249)
Net cash used by investing activities	(592)	(249)
Cash flow used by financing activities:
Repayments of long term debt	(1,723)	(23)
Preferred stock dividends paid	(42)	-
Purchase and retirement of common stock	(98)	(63)
Net cash used by financing activities	(1,863)	(86)
Effect of exchange rate changes on cash	(212)	64
Net decrease in cash	(2,593)	(612)
Beginning balance - cash and cash equivalents	11,238	2,062
Ending balance - cash and cash equivalents	$8,645	$1,450
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	86	83
Cash paid for interest	$40	$35

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – April 4, 2015

(Unaudited)

(1)	Basis of presentation

Sevcon, Inc. (“Sevcon” or “the Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, the United Kingdom, France, South Korea and Japan, and a joint venture located in China, the Company designs and sells, under the Sevcon name, controls for zero emission and hybrid electric vehicles. The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to prolong the shift life of vehicles’ power source. The Company’s customers are manufacturers of on-road, off-road and industrial vehicles including automobiles, buses, trucks, fork lift trucks, aerial lifts, mining vehicles, agricultural tractors and implements and other electrically powered vehicles and systems. Through another subsidiary located in the United Kingdom, Sevcon, Inc. manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

Certain prior period balances in the consolidated statement of income have been reclassified to conform to current period presentation.

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Ltd., Industrial Capacitors (Wrexham) Ltd., Sevcon SAS, Sevcon Asia Limited and Sevcon Japan KK, in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of April 4, 2015 and the results of operations and cash flows for the three and six month periods ended April 4, 2015. These unaudited interim financial statements should be read in conjunction with the 2014 annual consolidated financial statements and related notes included in the 2014 Sevcon, Inc. Annual Report filed on Form 10-K (the “2014 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Index
The results of operations for the three and six month periods ended April 4, 2015 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2014 to the significant accounting policies followed by Sevcon, Inc.

(3)	New accounting pronouncements

In May 2014, the FASB amended its guidance regarding revenue recognition and created a new Topic 606, “Revenue from Contracts with Customers”. The objectives for creating Topic 606 were to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, provide more useful information to users of the financial statements through improved disclosure requirements, simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer, and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the  transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

(4)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 139,578 shares reserved and available for grant at April 4, 2015. There were 183,400 shares reserved and available for grant at March 29, 2014.

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

There were no options outstanding or exercisable at April 4, 2015 or March 29, 2014, and there were no options granted or exercised in the three and six month periods ended April 4, 2015 and March 29, 2014.

In December 2014, the Company granted 42,000 shares of restricted stock to eight employees, which will vest in two equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $330,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over two years. The charge to income for this employee restricted stock in the first six months of 2015 was $41,000 and the subsequent charge will be approximately $41,000 on a quarterly basis.

In December 2014, the Company granted 20,000 shares of restricted stock to three employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $139,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock in the first six months of 2015 was $7,000 and the subsequent charge will be approximately $7,000 on a quarterly basis.

In February 2015, the Company granted 30,600 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2016 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $225,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first six months of fiscal 2015 was $19,000 and the subsequent charge will be approximately $56,000 on a quarterly basis.

A summary of restricted stock activity for the six months ended April 4, 2015 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	168,600	$5.27
Granted	92,600	$7.68
Vested	(64,600)	$6.32
Non-vested balance as of April 4, 2015	196,600	$6.07

Index
Stock-based compensation expense was $146,000 and $259,000 for the three and six month periods ended April 4, 2015 and $68,000 and $127,000 for the three and six month periods ended March 29, 2014, respectively. At April 4, 2015, there was $1,071,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.5 years.

(5)	Cash dividends

Common stock dividends

The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying common stock dividends as conditions and the Company’s operating results improve.

Preferred Stock dividends

At April 4, 2015 there were 460,769 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $221,169 was paid on April 15, 2015.  The next semi-annual dividend will be paid on October 15, 2015.

(6)	Calculation of earnings per share and weighted average shares outstanding

Basic earnings per share is computed by dividing the net income or loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator of net income attributable to common stockholders is adjusted by the effect of dilutive securities, including convertible preferred stock using the treasury stock method.  The denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities, including convertible preferred stock and unvested restricted stock, using the treasury stock method, unless the effect is anti-dilutive.

Index

Basic and diluted net income per common share for the three and six month periods ended April 4, 2015 and March 29, 2014 were calculated as follows:

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014

Numerator:
Net income attributable to common stockholders for computing net income per ordinary share - basic	$539	$162	$710	$650
Dividend eliminated upon assumed conversion of convertible preference shares	114	-	225	-
Net income attributable to common stockholders for computing net income per ordinary share - diluted	$653	$162	$935	$650

Denominator:
Weighted average shares used in calculating net income per ordinary share - basic	3,466	3,401	3,446	3,388
Adjustment for assumed conversion of convertible preference shares	1,382	-	1,382	-
Adjustment for shares issuable upon vesting of restricted stock	64	90	75	64
Weighted average shares used in calculating net income per ordinary share - diluted	4,912	3,491	4,903	3,452
Net income per ordinary share - basic	$0.16	$0.05	$0.21	$0.19
Net income per ordinary share - diluted	$0.14	$0.05	$0.19	$0.19
No. of shares of convertible preference stock that are anti-dilutive excluded from calculation of common stock equivalents	-	-	-	-

(7)	Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces based control systems for zero emission and hybrid electric vehicles. The capacitors segment produces metalized film capacitors for sale to electronic equipment manufacturers. Each segment has its own management team and sales force and the capacitors segment has its own manufacturing facility.

Index
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

	(in thousands of dollars)
	Three months ended April 4, 2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,761	579	-	$10,340
Inter-segment revenues	-	1	-	1
Operating income (loss)	374	80	220	674
Identifiable assets, excluding goodwill	21,977	1,148	7,178	30,303

	Three months ended March 29, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$8,601	569	-	$9,170
Inter-segment revenues	-	2	-	2
Operating income (loss)	190	104	(98)	196
Identifiable assets, excluding goodwill	22,220	1,341	581	24,142

	Six months ended April 4, 2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	$19,180	1,093	-	$20,273
Inter-segment revenues	-	3	-	3
Operating income (loss)	722	116	118	956
Identifiable assets, excluding goodwill	21,977	1,148	7,178	30,303

	Six months ended March 29, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$17,136	$1,083	-	$18,219
Inter-segment revenues	-	2	-	2
Operating income (loss)	839	144	(77)	906
Identifiable assets, excluding goodwill	22,220	1,341	581	24,142

In the electronic controls segment, revenues derive from the following products and services:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Electronic controls for zero emission and hybrid electric vehicles	$6,237	$6,555	$12,301	$13,139
Accessory and aftermarket products and services and engineering contracts	3,524	2,046	6,879	3,997
Total electronic controls segment revenues	$9,761	$8,601	$19,180	$17,136

(8)	Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

In recent years the Company has received several awards of research and development grants by public bodies established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $49,000 in the six month period ended April 4, 2015, associated with research and development expense of $144,000, in the same period. The Company recorded grant income of $33,000 in the six month period ended March 29, 2014, associated with research and development expense of $97,000, in the same period.

Index

In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant defrayed part of the research and development expense associated with this project over the period from July 2013 to March 31, 2015 and included a commitment to increase employment by twenty five heads at the Company’s U.K. facility. The Company recorded grant income from this project of $53,000 in the six month period ended April 4, 2015, associated with research and development expense of $450,000, in the same period.  The Company recorded grant income of $236,000 in the six month period ended March 29, 2014, associated with research and development expense of $969,000, in the same period. The Company has received payment for the full amount of the awarded grant although there is an on-going obligation under the terms of the grant award to complete the job creation target by adding a further ten permanent positions at the Company’s U.K. facility by the end of the second quarter of 2017.

The grant income in the first six months of 2015 and 2014 was recorded as a reduction of research and development expense.

(9)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen the U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three and six month periods ended April 4, 2015 and March 29, 2014, respectively:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Interest cost	$304	$325	$620	$643
Expected return on plan assets	(313)	(327)	(626)	(647)
Amortization of net loss	68	57	132	113
Net periodic benefit cost	59	55	126	109
Net cost of defined contribution plans	$125	$132	$272	$247
Net cost of all employee benefit plans	$184	$187	$398	$356

Index
The following table sets forth the movement in the liability for pension benefits in the six month periods ended April 4, 2015 and March 29, 2014, respectively:

	(in thousands of dollars)
	Six Months ended
	April 4, 2015	March 29, 2014
Liability for pension benefits at beginning of period	9,529	8,354
Net periodic benefit cost	126	109
Plan contributions	(332)	(304)
Recognition of net actuarial loss	(132)	(113)
Effect of exchange rate changes	(785)	209
Balance at end of period	8,406	8,255

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	April 4, 2015	March 29, 2014
Non-current liabilities	$8,406	$8,255

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Actuarial loss, net of $17 and $31 tax benefit for the three and six month periods, respectively, (2014: net of $13 and $26 tax benefit for the three and six month periods, respectively)	$51	$44	$101	$87

Sevcon, Inc. contributed $100,000 to its frozen U.S. defined benefit plan in the six months ended April 4, 2015; it presently anticipates contributing a further $100,000 to fund its U.S. plan in the remainder of fiscal 2015. In addition, employer contributions to the frozen U.K. defined benefit plan were $232,000 in the first six months and are estimated to total $455,000 in 2015.

During the quarter ended April 4, 2015, the assets of the frozen U.K. defined benefit plan (the Sevcon Limited Pension Plan, “the Plan”) were reorganized by the trustees of the Plan. The trustees appointed Legal & General Investment Management to sell the Plan investments held in pooled funds previously managed by Standard Life Investments and a holding in the Absolute Return Fund managed by Ruffer LLP. The cash proceeds were subsequently invested as to 80% in an investment in Adept Strategy 9 Fund, a sub-fund of Adept Investment Management plc, a Qualifying Investor Alternative Investment Fund authorized and supervised by the Central Bank of Ireland. The other 20% of the cash proceeds were invested in a range of Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds to match the profile of the Plan’s liability cash flows.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of April 4, 2015 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

Index
(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	14,631

Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds Managed by Schroder Investment Management Limited)	-	3,663	-

U.S. Equity Funds	364	-	-

U.S. Mutual Funds and Fixed Income Funds	2,502	-	-

Other Types of Investments
Cash	450	-	-
Total	3,316	18,294	-

*	Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities at the measurement date. The Company’s pension plan financial assets in U.S. Equity Funds, Mutual Funds and Fixed Income Funds are Level 1 assets

**	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s pension plan financial assets held in the Adept Strategy 9 Fund and the Schroder investments are Level 2 assets

***	Level 3 inputs are unobservable inputs for an asset or liability. The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments have been, or are expected, to be paid:

(in thousands of dollars)
2015	$668
2016	707
2017	697
2018	695
2019	671
2020 – 2024	$3,658

(10)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	April 4, 2015	September 30, 2014
Raw materials	$1,914	$2,095
Work-in-process	86	102
Finished goods	4,438	4,061
	$6,438	$6,258

Index
(11)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of April 4, 2015 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s current portion of long-term debt at April 4, 2015 approximated $4,000 (the carrying value on the consolidated balance sheet at April 4, 2015) based on recent financial market pricing. The current portion of long-term debt represented a Level 2 liability in accordance with the fair value hierarchy described in Note 9.

(12)	Derivative financial instruments

The Company uses derivative financial instruments to partially offset its market exposure to fluctuations in certain foreign currencies, principally the British Pound and the Euro, and does not enter into derivative contracts for speculative or trading purposes.

Derivative financial instruments designated as cash flow hedges

The Company documents at the inception of the transaction the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking various hedging transactions.  The Company also documents its assessment, both at hedge inception and on an on-going basis, whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recognized in equity in other comprehensive income.  The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income within “Other income and expense”.

Amounts accumulated in equity are reclassified to profit or loss in the periods when the hedged item affects profit or loss (for example, when foreign currency denominated financial liabilities are translated into their functional currencies).  The gain or loss relating to the effective portion of cross currency swaps which hedge the effects of changes in foreign exchange rates are recognized in the consolidated statement of income within “foreign exchange differences”.  When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the consolidated statement of income.

The company did not have any financial instruments designated as cash flow hedges at April 4, 2015 or March 29, 2014.

Derivative financial instruments not designated for hedging

The fair value of derivative financial instruments that do not meet the FASB authoritative guidance for hedge accounting are immediately recognized in the consolidated statement of income under “Other income and expense”.  The fair value of these derivatives are recorded under “Prepaid expenses and other current assets” for asset derivatives or “Accrued expenses and other current liabilities” for liability derivatives, in the consolidated balance sheet.

In the quarter ended April 4, 2015 the company entered into foreign currency forward contracts to hedge its exposure to future fluctuations in the exchange rate between the U.S. Dollar and the Euro.  These contracts were intended to partially hedge the U.S. Dollar equivalent cost of the company’s planned purchases of inventory denominated in Euros.  The total gross amount of the outstanding forward contracts was $3,215,000 at April 4, 2015 ($0 at September 30, 2014).  These agreements were recorded at fair value in the consolidated balance sheet, resulting in a net loss of $200,000 in the consolidated statement of income for the three and six month periods ended April 4, 2015 ($0 net  gain or loss for the three and six month periods ended March 29, 2014).

Index

The following table presents the fair values of the Company’s derivative financial instruments for the following periods:

	(in thousands of dollars)
	April 4, 2015		September 30, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign currency contracts	-	200	-	-

The above liability derivative foreign currency contracts represent a Level 2 liability at April 4, 2015 in accordance with the fair value hierarchy described in Note 9.

(13)	Accrued expenses

Set out below is an analysis of other accrued expenses at April 4, 2015 and September 30, 2014, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	April 4, 2015	September 30, 2014
Accrued compensation and related costs	$816	$1,062
Other accrued expenses	1,000	774
	$1,816	$1,836

(14)	Warranty reserves

Warranty reserves are included on the balance sheet within accrued expenses; the movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Warranty reserves at beginning of period	$151	$139	$153	$138
Decrease in beginning balance for warranty obligations settled during the period		(1)		(44)
Foreign currency translation adjustment	(7)	1	(12)	2
Net increase in warranty reserves for products sold during the period	-	1	3	44
Warranty reserves at end of period	$144	$140	$144	$140

(15)	Debt

At April 4, 2015 the Company had $4,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. The amount outstanding at April 4, $4,000, is shown in the current liabilities section of the accompanying consolidated balance sheet under current portion of long-term debt, representing the principal element of the loan installments in the year ending September 30, 2015. The fair market value of the debt at April 4, 2015 was $4,000.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when any outstanding principal and unpaid interest at that time will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and is calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this credit facility at April 4, 2015 was $0 and at September 30, 2014 was $1,700,000.

In July 2014, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,300,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at April 4, 2015 and at September 30, 2014.

Index
Annual principal payments on long term debt at April 4, 2015 are as follows:

(in thousands of dollars)
2015	$4
Total	$4

(16)	Commitments and Contingencies

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at April 4, 2015 and September 30, 2014 was $158,000 and $162,000, respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30,  2015 - $213,000; 2016 - $205,000; 2017 - $205,000; 2018 - $208,000; 2019 - $194,000 and $3,405,000 thereafter.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,300,000. There were no amounts outstanding on the overdraft facilities at April 4, 2015 and at September 30, 2014. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. The total amount outstanding under this revolving credit facility was $0 at April 4, 2015 and $1,700,000 at September 30, 2014.

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

CRITICAL ACCOUNTING ESTIMATES

As of April 4, 2015, there have been no material changes to the critical accounting estimates described in the Company’s 2014 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended April 4, 2015 and March 29, 2014

The following table compares the results by segment for the three months ended April 4, 2015 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	April 4, 2015	March 29, 2014	Total	Currency	Volume
Sales:
Controls - to external customers	$9,761	$8,601	13	(9)	22
Capacitors - to external customers	579	569	2	(10)	12
Capacitors - inter-segment	-	2	(100)	-	(100)
Capacitors – total	579	571	2	(10)	12
Total sales to external customers	10,340	9,170	13	(9)	22
Gross Profit:
Controls	4,280	3,315	29	5	24
Capacitors	281	287	(2)	(9)	7
Total	4,561	3,602	27	4	23
Selling, research and development and administrative expenses:
Controls	(3,906)	(3,125)	(25)	10	(35)
Capacitors	(201)	(183)	(10)	10	(20)
Unallocated corporate income (expense)	220	(98)	324	-	324
Total	(3,887)	(3,406)	(14)	10	(24)
Operating income:
Controls	374	190	97	261	(164)
Capacitors	80	104	(23)	(7)	(16)
Unallocated corporate income (expense)	220	(98)	324	-	324
Total	674	196	245	250	(5)
Other income and expense	32	(57)	156	479	(323)
Income before income tax	706	139	408	549	(141)
Income tax (provision) benefit	(65)	23	(383)	(136)	(247)
Net income	$641	$162	296	450	(154)
Net loss attributable to non-controlling interests	12	-	100	-	100
Net income attributable to Sevcon, Inc. and subsidiaries	653	162	303	450	(147)
Preference share dividends	(114)	-	(100)	-	(100)
Net income attributable to common stockholders	$539	$162	233	354	121

The Company has for the past three years, been investing in research and development of controls for electrification, which is the replacement of traditional power sources and hydraulics with electric systems. The Company expects that, given the opportunities now presenting themselves, it will accelerate its investment in these areas, which could cause volatility in its earnings.

Sales in the second quarter of 2015 were $10,340,000 compared to $9,170,000 in the same quarter last year, a 13% increase year-on-year.  Nearly all of our growth this quarter was driven by increased customer demand for the flexible and easily adaptable power train solutions we have been developing for an expanding range of on-road, four-wheel, applications. Although the majority of our incremental on-road sales were for electric and hybrid vehicle applications, there is also a growing demand for our next generation of products in other electrification applications such as hybridization in off-road sectors for improved performance and efficiency. Foreign exchange was a major influence on reported sales in the second quarter. Foreign currency fluctuations decreased reported sales by $833,000, or 9%, mainly due to a stronger U.S. Dollar compared with the Euro and the British Pound than in the second quarter of fiscal 2014. Excluding the impact of foreign currency fluctuations, sales would have been 22% higher than the prior-year period.

Index
Sales in the Company’s traditional off-road markets of aerial work platform and fork lift truck applications were largely flat compared with the same period last year. Sales to the mining sector continue to be slow as was airport ground support business, with sales to both sectors showing a double digit decline compared to the second quarter of 2014. In contrast, we are beginning to gain business in the agriculture and construction sectors in Europe and South America, driven largely by interest in our new line of high voltage, low power inverters.

In the on-road sector, sales for two wheel applications were down 15% in the second quarter compared to the prior year, which reflects the on-going global volatility in demand in that market. In the four-wheel, on-road, sector, sales almost doubled compared to the same period in 2014. This growth was largely due to product shipments for bus and truck applications in Europe as well as the recognition of engineering revenues and progress made on an electrification project with a large German manufacturer of trucks, buses, engines and transportation solutions.  The Company’s Chinese joint venture continues to make good progress. This joint venture is initially targeting on-road electric and hybrid vehicle applications, marketing and selling principally to Chinese Tier 1 automotive suppliers. We anticipate the initial sales, related to pre-production orders, to lead to larger shipments. We expect to see larger production orders and volume shipments related to a number of projects in China coming to fruition later in 2015 and in future years. It is anticipated that the joint venture will enable the Company to develop relationships with additional new customers in China in what is rapidly becoming the world’s largest market for two- and four-wheel electric vehicles.

In the controls business segment, sales were up mid-single digits year-on-year in North America and sales in the Far East were up slightly driven in part by shipments in our Chinese joint venture, while sales in Europe showed a 29% improvement compared with the second quarter last year. In the capacitor business, excluding the adverse impact of foreign currency fluctuations, volumes shipped were 7% higher compared to the second quarter last year, largely reflecting continuing higher demand from railway signaling customers.

The second quarter of 2015 marked a further quarter of revenue growth. We believe that underlying demand is gathering strength in a number of our markets worldwide and our business continues to benefit from having a low-cost, flexible manufacturing model. Due to the investments in engineering and sales over the past three years we have an expanding pipeline of projects related to the global desire for electrification. Most important for the long term, the Company is gaining momentum in pursuit of these major growth opportunities, focusing not only on traction applications, but also on ancillary powertrain systems in motor vehicles and various industrial power applications. However, we cannot predict the timing or the magnitude of any potential resulting improvements in our revenues or margin from these projects and opportunities.

Gross profit of $4,561,000 was 44.1% of sales in the second quarter, compared to $3,602,000 or 39.3% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was due to improved sales mix in both the controls business and the capacitor business including, in the controls business, the impact of revenues from engineering projects in Europe.

Selling, general and administrative expenses in the second quarter increased by $263,000 from the second quarter of fiscal 2014, reflecting the additional cost of the Chinese joint venture in 2015 as well as increased investment in sales resources, including the hiring of new staff, compared to 2014. Research and development expense increased $218,000 compared to the second quarter last year. This increase partly reflects the impact of reduced grant income recorded in the second quarter of 2015, which was $134,000 lower than in the same period last year; this grant income was recorded as a reduction of research and development expense in each year. In addition, there has been continued investment in engineering and research and development resources, including the hiring of additional engineering staff in response to the increased pipeline of project work. Engineering and research and development expense as a percentage of total sales was 12.6% in the second quarter of fiscal 2015, compared with 11.8% in the same period last year.

Index
There was operating income for the second quarter of $674,000 compared with $196,000 in the same period last year.  The table on page 17 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The $478,000 recorded increase in operating income for the three month period to April 4, 2015 reflects a net decrease in operating income of $10,000 from a combination of higher gross profit of  $797,000 and  higher operating expenses of $807,000, offset by an increase in operating profit of $488,000, or 250%, due to favorable foreign currency fluctuations. The significant currency impact was due to a stronger U.S. Dollar compared to the Euro and the British Pound than in the prior year period, which both reduced the U.S. Dollar denominated value of inventory purchased in Euros and also reduced the reported U.S. Dollar value of operating expenses incurred in British Pounds and Euros.

Included in other income and expense of $32,000 for the quarter was a foreign currency gain of $235,000, compared with a foreign currency loss of $39,000 in the second quarter of last year. This reflects the impact of the stronger U.S. Dollar compared with the Euro and the British Pound than in the second quarter of fiscal 2014, which reduced the Company’s U.S. Dollar recorded cost of purchasing inventory in Euros.

The Company recorded in the second quarter a non-cash charge of $200,000 arising from the adjustment to fair value at April 4, 2015, of foreign currency forward exchange contracts purchased to hedge exposure to currency fluctuations in exchange rate of the U.S. Dollar and the Euro. These contracts are derivative financial instruments that are not designated for hedge accounting and accordingly gains and losses arising from recording the agreements at fair value at the balance sheet date are recognized immediately in the consolidated statement of income.

The Company recorded income before income taxes of $706,000 in the second quarter of 2015 compared to income before income taxes of $139,000 in the same period last year. There was an income tax provision of $65,000 compared with a benefit of $23,000, in the same period last year.

After adjusting for a $12,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was net income attributable to the stockholders of Sevcon, Inc. of $653,000 or $0.14 per diluted share, compared to net income of $162,000, or $0.05 per diluted share, in the same quarter last year. The Company recorded a preference share dividend of $114,000 for the second fiscal quarter of 2015 compared with $0 for the same quarter last year.

Index
Six months ended April 4, 2015 and March 29, 2014

The following table compares the first half year results by segment for the six months ended April 4, 2015 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Six months ended		Favorable (unfavorable) % change due to:
	April 4, 2015	March 29, 2014	Total	Currency	Volume
Sales:
Controls - to external customers	$19,180	$17,136	12	(6)	18
Capacitors - to external customers	1,093	1,083	1	(6)	7
Capacitors - inter-segment	3	2	50	(10)	60
Capacitors - total	1,096	1,085	1	(6)	7
Total sales to external customers	20,273	18,219	11	(6)	17
Gross Profit:
Controls	8,054	6,940	16	5	11
Capacitors	516	494	4	(6)	10
Total	8,570	7,434	15	4	11
Selling, research and development and administrative expenses:
Controls	(7,332)	(6,101)	(20)	7	(27)
Capacitors	(400)	(350)	(14)	7	(21)
Unallocated corporate income (expense)	118	(77)	253	-	253
Total	7,614	(6,528)	(17)	7	(23)
Operating income:
Controls	722	839	(14)	87	(101)
Capacitors	116	144	(19)	(5)	(14)
Unallocated corporate income (expense)	118	(77)	253	-	253
Total	956	906	6	80	(74)
Other income and expense	55	(158)	135	254	(119)
Income before income tax	1,011	748	35	150	(115)
Income tax provision	(105)	(98)	(7)	(70)	63
Net income	$906	$650	39	163	(124)
Net loss attributable to non-controlling interests	29	-	100	-	100
Net income attributable to Sevcon, Inc. and subsidiaries	935	650	44	160	(116)
Preference share dividends	(225)	-	(100)	-	(100)
Net income attributable to common stockholders	$710	$650	9	125	(116)

Sales in the six months ended April 4, 2015 were $20,273,000, an increase of $2,054,000 or 11%, compared to the same period last year when sales were $18,219,000. Foreign currency fluctuations decreased reported sales in the first half year by $1,101,000, or 6%, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, sales were 24% higher in Europe and 7% higher in North America but 12 % lower in the Far East compared to the same period last year.  Sales to customers in the Company’s traditional markets including aerial work platform, fork lift truck and mining applications were 7% lower than the first half year in 2014. This reduction in reported sales in the Company’s traditional markets was more than offset by an increase in sales in excess of 50% to the on-road sector, which was driven by a combination of flat sales year-on-year in the two-wheel sector and an 80% increase in sales to the four-wheel sector. This growth in the four-wheel on-road sector was largely due to product shipments for bus and truck applications in Europe as well as the recognition of engineering revenues and progress made on an electrification project with a large German manufacturer of trucks, buses, engines and transportation solutions.  In addition there was a positive contribution to on-road sales in the 2015 first half year from the Company’s Chinese joint venture which only began trading in the first quarter of this year.

Index
Volumes shipped in the capacitor business were 7% higher than the same period last year with higher demand from railway signaling customers and industrial equipment manufacturers.

Gross profit of $8,570,000 was 42.3% of sales in the period compared to $7,434,000, or 40.8%, in the comparable period in 2014. This increase in gross profit percentage was due to improved sales mix in both the controls business and the capacitor business including, in the controls business, the impact of revenues from engineering projects in Europe.

Selling, general and administrative expenses in the first half year increased by $564,000 compared with the same period in fiscal 2014, reflecting in part the additional cost of the Chinese joint venture in 2015 as well as increased investment in sales resources, including the hiring of new staff, compared to 2014. Research and development expense increased $522,000 compared to the first half year last year. This increase partly reflects the impact of reduced grant income recorded in the first six months of 2015 which was $168,000 lower than in the same period last year; this grant income was recorded as a reduction of research and development expense in each year. In addition, there has been increased investment in engineering and technical innovation, including the hiring of additional engineering staff in response to the increased pipeline of project work. Engineering and research and development expense as a percentage of total sales was 12.5% in the first six months of fiscal 2015, compared with 11.0% in the same period last year.

The Company recorded operating income for the first six months of 2015 of $956,000 compared with $906,000 in the same period last year.  The table on page 20 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The $50,000 recorded increase in operating income for the first six months of fiscal 2015 reflects a net decrease in operating income of $674,000, from a combination of higher gross profit of  $831,000 and  higher operating expenses of $1,505,000, offset by an increase in operating profit of $724,000, or 80%, due to favorable foreign currency fluctuations. The significant currency impact was due to a stronger U.S. Dollar compared to the Euro and the British Pound than in the prior year period, which both reduced the U.S. Dollar denominated value of inventory purchased in Euros and also reduced the reported U.S. Dollar value of operating expenses incurred in British Pounds and Euros.

Included in other income and expense of $55,000 for first half year was a foreign currency gain of $279,000, compared with a foreign currency loss of $124,000 in the same period last year. This reflects the impact of the stronger U.S. Dollar compared with the Euro and the British Pound than in the same period in 2014, which reduced the Company’s U.S. Dollar recorded cost of purchasing inventory in Euros.

The Company recorded in the first six months of 2015 a non-cash charge of $200,000 arising from the adjustment to fair value at April 4, 2015, of foreign currency forward exchange contracts purchased to hedge exposure to currency fluctuations in exchange rate of the U.S. Dollar and the Euro. These contracts are derivative financial instruments that are not designated for hedge accounting and accordingly gains and losses arising from recording the agreements at fair value at the balance sheet date are recognized immediately in the consolidated statement of income.

In the first half of 2015 the Company recorded an income tax charge of $105,000, or 10% of income before income tax, compared to a charge of $98,000, or 13% of income before income tax in the same period in 2014. The low effective tax rate in both periods reflects the significant variance in income tax rates in the jurisdictions in which we do business and the relative profit or loss made in each business in each period. In addition, there is a continuing impact of the year-on-year reduction in the corporate income tax rate in the U.K. and also the availability in the U.K. of favorable research and development tax credits, which further reduces our effective U.K. income tax rate.

After adjusting for a $29,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was net income attributable to the stockholders of Sevcon, Inc. of $935,000 or $0.19 per diluted share, compared to net income of $650,000, and  also $0.19 per diluted share, in the same period last year when the weighted average number of shares was lower due to the issue of convertible preferred stock in the fourth quarter of 2014. The Company recorded a preference share dividend of $225,000 for the first half year of 2015 compared with $0 for the same period last year.

Index
Financial Condition

Cash balances at the end of the second quarter of 2015 were $8,645,000, compared to $11,238,000 on September 30, 2014, a decrease in cash of $2,593,000 in the first six months of  2015. The reduction in cash included the repayment, in December 2014, of the $1,700,000 loan provided by Citizens Bank, payment of  $664,000 of expense associated with the capital raise in September 2014 and $592,000 of capital expenditures in the period.

In the first six months of  2015, operating activities generated $74,000 of cash. Excluding the impact of currency fluctuations, trade and other receivables and  inventories increased by $857,000 and $553,000, respectively, in the period, which reduced cash. Trade payables reduced by $250,000 which increased cash during the period. The number of days sales in receivables decreased by three days from 66 day’s sales at September 30, 2014 to 63 days sales at April 4, 2015. Capital expenditures in the first six months were $592,000. Exchange rate changes decreased reported cash by $212,000 in the first six months of 2015.

At April 4, 2015 the Company had $4,000 outstanding under a U.K. bank loan entered into in April 2010, with a fixed interest rate of 6.8%. The loan, which was entered into by the U.K. metalized film capacitor subsidiary to purchase an item of capital equipment, is denominated in British Pounds. The loan agreement provides for equal monthly installments comprising interest and principal for a five year period commencing in May 2010. The amount outstanding at April 4, 2015, $4,000, is shown in the current liabilities section of the accompanying consolidated balance sheet under current debt, representing the principal element of the loan installments in the year ending September 30, 2015. The fair market value of the debt at April 4, 2015 was $4,000.

In July 2014, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,300,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at April 4, 2015 and at September 30, 2014. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when any outstanding principal and unpaid interest at that time will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and is calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this credit facility at April 4, 2015 was $0 and at September 30, 2014 was $1,700,000.

There were no significant capital expenditure commitments at April 4, 2015. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $655,000 in fiscal 2015; should the Company suffer a material reduction in revenues in 2015 this commitment could adversely impact the Company’s financial position.

The outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America and the continuing austerity measures in certain parts of Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at status quo levels in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe, and the U.S.. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Index
However, management has said that in order to further increase the rate of growth and improve shareholder value we would need to continue to increase our investment in engineering and other technical resources. We may do this organically, through the acquisition of other businesses, or both. In either case, we may need to raise additional debt or equity capital. Such capital may not be available to us at a reasonable cost, or at all.

Item 3	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2015, approximately 53% of the Company’s sales were made in U.S. Dollars, 23% were made in British Pounds and 24% were made in Euros. Approximately 85% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of April 4, 2015. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of April 4, 2015 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at April 4, 2015, and the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates:

(in thousands of dollars)
	Expected maturity or transaction date	Expected maturity or transaction date
	Fiscal 2015	Fiscal 2016	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,314	-	1,314
Accounts receivable in Euros	2,239	-	2,239
Accounts payable in British Pounds	1,022	-	1,022
Accounts payable in Euros	2,532	-	2,532
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,657	-	1,657
In Euros	2,053	-	2,053
Forward exchange agreements
Sell U.S. Dollars for Euros	2,411	804	200
Average contractual exchange rate:
U.S. Dollars = Euro	1.15	1.15	-
Amount recorded in accumulated
Other comprehensive loss	-	-	-

Index
Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks. If the banking system or the fixed income or credit markets deteriorate or become volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of April 4, 2015.

At April 4, 2015, the Company had $4,000 of interest bearing debt related to a bank loan for the purchase of capital equipment by the Company’s U.K. metalized film capacitor business. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4	Controls and Procedures.

(a)                 Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of April 4, 2015 these disclosure controls and procedures were effective.

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

Ten customers accounted for 40% of the Company’s revenues in the first six months of 2015 and the largest customer accounted for 9% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $655,000 in 2015 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

Index
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

As of April 4, 2015, the Company’s subsidiary in the United States, Sevcon USA, Inc. had a $3,500,000 revolving credit facility with Citizens Bank; this facility was unused at April 4, 2015.  Any indebtedness under this facility is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect any monies owed to it, including foreclosing on its security interest, which could have a material adverse effect on the Company’s financial condition.

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

Index
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

Shares of common stock re-acquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended April 4, 2015, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 4, 2015 to January 31, 2015	12,621	$7.74	-	-
February 1, 2015 to February 28, 2015	-	-	-	-
March 1, 2015 to April 4, 2015	-	-	-	-
Total	12,621	$7.74	-	-

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: May 19, 2015	By: /s/ Paul N. Farquhar
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