Form 10-Q
period 2015-07-04
SEVCON, INC.
filed 2015-08-10
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common stock, par value $.10	3,694,122

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 4, 2015

Index
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	July 4, 2015	September 30, 2014
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$8,548	$11,238
Trade receivables, net of allowances for doubtful accounts of $4 at July 4, 2015 and $40 at September 30, 2014	7,764	6,694
Other receivables	564	183
Inventories	6,596	6,258
Prepaid expenses and other current assets	2,573	1,747
Total current assets	26,045	$26,120
Property, plant and equipment, at cost:
Land and improvements	22	23
Buildings and improvements	713	741
Equipment	11,621	10,918
	12,356	11,682
Less: accumulated depreciation	(9,702)	(9,577)
Net property, plant and equipment	2,654	2,105
Long-term deferred tax assets	3,315	3,910
Goodwill	1,435	1,435
Other-long term assets	417	397
Total assets	$33,866	$33,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$-	$28
Accounts payable	5,144	4,405
Accrued expenses and other current liabilities	1,968	1,836
Accrued and deferred taxes on income	-	7
Total current liabilities	7,112	6,276
Liability for pension benefits	8,674	9,529
Long term debt	500	1,700
Total liabilities	$16,286	$17,505

Commitments and Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; Outstanding, 452,374 shares at July 4, 2015 and 460,769 shares at September 30, 2014	45	46
Common stock, par value $.10 per share - authorized 20,000,000 shares at July 4, 2015 and 8,000,000 at September 30, 2014; outstanding, 3,694,122 shares at July 4, 2015 and 3,588,958 at September 30, 2014	369	359
Premium paid in on common stock	6,507	6,040
Premium paid in on preferred stock	9,063	9,231
Retained earnings	10,448	9,495
Accumulated other comprehensive loss	(8,940)	(8,829)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	17,492	16,342
Non-controlling interest	88	120
Total stockholders’ equity	17,580	16,462
Total liabilities and stockholders’ equity	$33,866	$33,967

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$10,346	$9,657	$30,619	$27,876
Cost of sales	(6,158)	(6,081)	(17,861)	(16,866)
Gross profit	4,188	3,576	12,758	11,010
Selling, general and administrative expenses	(2,551)	(2,318)	(7,630)	(6,833)
Research and development expenses	(1,376)	(1,045)	(3,911)	(3,058)
Operating income	261	213	1,217	1,119
Interest expense	(14)	(18)	(54)	(53)
Interest income	4	-	20	1
Foreign currency gain (loss)	(21)	(7)	258	(131)
Change in fair value of foreign exchange contracts	132	-	(68)	-
Income before income tax	362	188	1,373	936
Income tax (provision) benefit	(83)	34	(188)	(64)
Net income	279	222	1,185	872
Net loss attributable to non-controlling interests	2	-	31	-
Net income attributable to Sevcon, Inc. and subsidiaries	281	222	1,216	872
Preference share dividends	(110)	-	(335)	-
Net income attributable to common stockholders	$171	$222	$881	$872
Net income per ordinary share – basic	$0.04	$0.07	$0.25	$0.26
Net income per ordinary share – diluted	$0.04	$0.06	$0.25	$0.25
Weighted average shares used in computation of earnings per share:
Basic	3,486	3,406	3,459	3,394
Diluted	3,577	3,499	4,913	3,468

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income attributable to Sevcon, Inc. and subsidiaries	$281	222	$1,216	$872
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	174	22	(262)	118
Defined benefit pension plans:
Pension benefit plans adjustments during the period	66	57	198	170
Tax expense	(16)	(13)	(47)	(39)
	50	44	151	131
Other comprehensive income (loss) net of tax	224	66	(111)	249
Comprehensive income	$505	$288	$1,105	$1,121

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine months ended
	July 4, 2015	June 28, 2014
Cash flow from operating activities:
Net income	$1,185	$872
Adjustments to reconcile net income to net cash generated from (used by) operating activities:
Depreciation	470	456
Unrealized loss on change in value of foreign exchange contracts	68	-
Stock-based compensation	406	225
Deferred tax provision	188	64
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	(1,712)	(306)
Other receivables	(285)	(494)
Inventories	(517)	(460)
Prepaid expenses and other current assets	(321)	(1,002)
Accounts payable	836	566
Accrued expenses	159	(178)
Accrued and deferred taxes on income	(99)	(12)
Liability for pension benefits	(308)	(264)
Net cash generated from (used by) operating activities	70	(533)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(1,088)	(559)
Investment in joint venture, net of cash acquired	-	322
Net cash used by investing activities	(1,088)	(237)
Cash flow used by financing activities:
Repayments of long term debt	(1,728)	(35)
Proceeds of long term debt	500	-
Preferred stock dividends paid	(263)	-
Purchase and retirement of common stock	(98)	(63)
Net cash used by financing activities	(1,589)	(98)
Effect of exchange rate changes on cash	(83)	109
Net decrease in cash	(2,690)	(759)
Beginning balance - cash and cash equivalents	11,238	2,062
Ending balance - cash and cash equivalents	$8,548	$1,303
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	86	12
Cash paid for interest	$54	$53
Conversion of preferred stock to common stock	$169	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – July 4, 2015

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

Prior period balances in the consolidated statement of income have been reclassified to conform to the current period presentation of disclosing separately research and development expenses and selling, general and administrative expenses. In 2014 these expenses were disclosed together as Selling, research and administrative expenses

Accounting for wholly-owned subsidiaries

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of July 4, 2015 and the results of operations and cash flows for the three and nine month periods ended July 4, 2015. These unaudited interim financial statements should be read in conjunction with the 2014 annual consolidated financial statements and related notes included in the 2014 Sevcon, Inc. Annual Report filed on Form 10-K (the “2014 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Index
The results of operations for the three and nine month periods ended July 4, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 139,578 shares reserved and available for grant at July 4, 2015. There were 183,400 shares reserved and available for grant at June 28, 2014.

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

There were no options outstanding or exercisable at July 4, 2015 or June 28, 2014, and there were no options granted or exercised in the three and nine month periods ended July 4, 2015 and June 28, 2014.

In December 2014, the Company granted 42,000 shares of restricted stock to eight employees, which will vest in two equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $330,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over two years. The charge to income for this employee restricted stock in the first nine months of 2015 was $82,000 and the subsequent charge will be approximately $41,000 on a quarterly basis.

In December 2014, the Company granted 20,000 shares of restricted stock to three employees, which will vest in five equal annual installments so long as the employee is then employed by the Company or as determined by the Compensation Committee. The estimated fair value of the stock on the date of grant was $139,000 based on the fair market value of stock on the date of issue. This unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock in the first nine months of 2015 was $14,000 and the subsequent charge will be approximately $7,000 on a quarterly basis.

In February 2015, the Company granted 30,600 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2016 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $225,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in the first nine months of fiscal 2015 was $75,000 and the subsequent charge will be approximately $56,000 on a quarterly basis.

Index
A summary of restricted stock activity for the nine months ended July 4, 2015 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	168,600	$5.27
Granted	92,600	$7.68
Vested	(64,600)	$6.32
Non-vested balance as of July 4, 2015	196,600	$6.07

Stock-based compensation expense was $147,000 and $406,000 for the three and nine month periods ended July 4, 2015 and $98,000 and $225,000 for the three and nine month periods ended June 28, 2014, respectively. At July 4, 2015, there was $923,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.3 years.

(5)	Cash dividends

Common stock dividends

The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying common stock dividends as conditions and the Company’s operating results improve.

Preferred Stock dividends

At July 4, 2015 there were 452,374 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. Semi-annual dividends of $42,000 and $221,000 were paid on October 15, 2014 and April 15, 2015, respectively.  The next semi-annual dividend will be paid on October 15, 2015.

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

Index
Basic and diluted net income per common share for the three and nine month periods ended July 4, 2015 and June 28, 2014 were calculated as follows:
	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Numerator:
Net income attributable to common stockholders for computing net income per ordinary share - basic	$171	$222	$881	$872
Dividend eliminated upon assumed conversion of convertible preference shares	-	-	335	-
Net income attributable to common stockholders for computing net income per ordinary share - diluted	$171	$222	$1,216	$872

Denominator:
Weighted average shares used in calculating net income per ordinary share - basic	3,486	3,406	3,459	3,394
Adjustment for assumed conversion of convertible preference shares	-	-	1,374	-
Adjustment for shares issuable upon vesting of restricted stock	91	93	80	74
Weighted average shares used in calculating net income per ordinary share - diluted	3,577	3,499	4,913	3,468
Net income per ordinary share - basic	$0.04	$0.07	$0.25	$0.26
Net income per ordinary share - diluted	$0.04	$0.06	$0.25	$0.25
No. of shares of convertible preference stock excluded during the period as such shares and related dividends would have the effect of increasing earnings per share	1,357	-	-	-

(7)	Segment information

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

Index
	(in thousands of dollars)
	Three months ended July 4, 2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,820	526	-	$10,346
Inter-segment revenues	-	-	-	-
Operating income (loss)	342	5	(86)	261
Identifiable assets, excluding goodwill	24,033	1,248	7,150	32,431

	Three months ended June 28, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$9,063	$594	-	$9,657
Inter-segment revenues	-	3	-	3
Operating income (loss)	194	108	(89)	213
Identifiable assets, excluding goodwill	21,907	1,462	664	24,033

	Nine months ended July 4, 2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	$29,000	1,619	-	$30,619
Inter-segment revenues	-	3	-	3
Operating income	1,064	121	32	1,217
Identifiable assets, excluding goodwill	24,033	1,248	7,150	32,431

	Nine months ended June 28, 2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$26,199	$1,677	-	$27,876
Inter-segment revenues	-	5	-	5
Operating income (loss)	1,033	252	(166)	1,119
Identifiable assets, excluding goodwill	21,907	1,462	664	24,033

In the electronic controls segment, revenues derived from the following products and services:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Electronic controls for zero emission and hybrid electric vehicles	$7,445	$6,591	$19,746	$19,730
Accessory and aftermarket products and services and engineering contracts	2,375	2,472	9,254	6,469
Total electronic controls segment revenues	$9,820	$9,063	$29,000	$26,199

(8)	Research and development

The cost of research and development programs is charged against income as incurred.

In recent years the Company has received several awards of research and development grants by public bodies established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the UK Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $69,000 in the nine month period ended July 4, 2015, associated with research and development expense of $245,000, in the same period. The Company recorded grant income of $61,000 in the nine month period ended June 28, 2014, associated with research and development expense of $180,000, in the same period.

Index
In July 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. This grant defrayed part of the research and development expense associated with this project over the period from July 2013 to March 31, 2015 and included a commitment to increase employment by twenty five heads at the Company’s U.K. facility. The Company recorded grant income from this project of $53,000 in the nine month period ended July 4 2015, associated with research and development expense of $450,000, in the same period.  The Company recorded grant income of $339,000 in the nine month period ended June 28, 2014, associated with research and development expense of $1,392,000, in the same period. The Company has received payment for the full amount of the awarded grant although there is an on-going obligation under the terms of the grant award to complete the job creation target by adding a further ten permanent positions at the Company’s U.K. facility by the end of the second quarter of 2017.

In the third quarter of 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant will defray part of the research and development expense associated with this project over the period to March 31, 2017 and includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $37,000 in the three and nine month period ended July 4, 2015 associated with research and development expense of $149,000.

            The grant income in the first nine months of 2015 and 2014 was recorded as a reduction of research and development expense.

(9)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business. The Company has frozen the U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees.  The following table sets forth the components of the net pension cost for the three and nine month periods ended July 4, 2015 and June 28, 2014, respectively:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest cost	$308	$330	$928	$973
Expected return on plan assets	(311)	(331)	(937)	(978)
Amortization of net loss	66	57	198	170
Net periodic benefit cost	63	56	189	165
Net cost of defined contribution plans	$87	$125	$359	$372
Net cost of all employee benefit plans	$150	$181	$548	$537

Index
The following table sets forth the movement in the liability for pension benefits in the nine month periods ended July 4, 2015 and June 28, 2014, respectively:

	(in thousands of dollars)
	Nine Months ended
	July 4, 2015	June 28, 2014
Liability for pension benefits at beginning of period	9,529	8,354
Interest cost	928	973
Expected return on plan assets	(937)	(978)
Plan contributions	(497)	(429)
Effect of exchange rate changes	(349)	400
Balance at end of period	8,674	8,320

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	July 4, 2015	September 30, 2014
Non-current liabilities	$8,674	$9,529

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Actuarial loss, net of $16 and $47 tax benefit for the three and nine month periods, respectively, (2014: net of $13 and $39 tax benefit for the three and nine month periods, respectively)	$50	$44	$151	$131

Sevcon, Inc. contributed $150,000 to its frozen U.S. defined benefit plan in the nine months ended July 4, 2015; it presently anticipates contributing a further $50,000 to fund its U.S. plan in the remainder of fiscal 2015. In addition, employer contributions to the frozen U.K. defined benefit plan were $347,000 in the first nine months and are estimated to total $464,000 in 2015.

In the second quarter of 2015, the assets of the frozen U.K. defined benefit plan (the Sevcon Limited Pension Plan, “the Plan”) were reorganized by the trustees of the Plan. The trustees appointed Legal & General Investment Management to sell the Plan investments held in pooled funds previously managed by Standard Life Investments and a holding in the Absolute Return Fund managed by Ruffer LLP. The cash proceeds were subsequently invested as to 80% in an investment in Adept Strategy 9 Fund, a sub-fund of Adept Investment Management plc, a Qualifying Investor Alternative Investment Fund authorized and supervised by the Central Bank of Ireland. The other 20% of the cash proceeds were invested in a range of Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds to match the profile of the Plan’s liability cash flows.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of July 4, 2015 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

Index
	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)		13,848

Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds Managed by Schroder Investment Management Limited)		3,437

U.S. Equity Funds	376

U.S. Mutual Funds and Fixed Income Funds	2,672

Other Types of Investments	349
Cash
Total	3,397	17,285

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of September 30, 2014:

	(in thousands of dollars)
	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	7,187	-	-
Standard Life UK Indexed Linked Fund	1,856	-	-
Standard Life Long Corporate Bond Fund	1,785	-	-
CF Ruffer Absolute Return Fund	7,177	-	-
U.S. Mutual Funds	2,431	-	-
U.S. Exchange Traded Funds	348	-	-
Other Types of Investments
Cash	333	-	-
Total	21,117	-	-

*	Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities at the measurement date. The Company’s pension plan financial assets in U.S. Equity Funds, Mutual Funds and Fixed Income Fundsare Level 1 assets

**	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s pension plan financial assets held in the Adept Strategy 9 Fund and the Schroder investments are Level 2 assets. The Company uses the Net Asset Value to determine the fair value of underlying investments which (a) do not have readily determinable fair value; and (b) prepare their financial statements consistent with the measurement principles of an investment company. The Funds are not exchange traded. The Funds are not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Funds. The Funds are of perpetual duration.

***	Level 3 inputs are unobservable inputs for an asset or liability. The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments have been, or are expected, to be paid:

(in thousands of dollars)
2015	$668
2016	707
2017	697
2018	695
2019	671
2020 – 2024	$3,658

(10)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	July 4, 2015	September 30, 2014
Raw materials	$3,698	$2,095
Work-in-process	90	102
Finished goods	2,808	4,061
	$6,596	$6,258

Index
(11)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of July 4, 2015 approximates fair value due to the short-term nature of these instruments.

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

The company did not have any financial instruments designated as cash flow hedges at July 4, 2015 or June 28, 2014.

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

In the quarter ended April 4, 2015 the company entered into foreign currency forward contracts to hedge its exposure to future fluctuations in the exchange rate between the U.S. Dollar and the Euro.  These contracts were intended to partially hedge the U.S. Dollar equivalent cost of the company’s planned purchases of inventory denominated in Euros.  The total gross amount of the outstanding forward contracts was $2,009,000 at July 4, 2015 ($0 at September 30, 2014).  These agreements were recorded at fair value in the consolidated balance sheet, resulting in a net gain of $132,000 and a net loss of $68,000 in the consolidated statement of income for the three and nine month periods, respectively, ended July 4, 2015 ($0 net  gain or loss for the three and nine month periods ended June 28, 2014).

Index
The following table presents the fair values of the Company’s derivative financial instruments for the following periods:

	(in thousands of dollars)
	July 4, 2015		September 30, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign currency contracts	-	68	-	-

The above liability derivative foreign currency contracts represent a Level 2 liability at July 4, 2015 in accordance with the fair value hierarchy described in Note 9.

(13)	Accrued expenses

Set out below is an analysis of other accrued expenses at July 4, 2015 and September 30, 2014, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	July 4, 2015	September 30, 2014
Accrued compensation and related costs	$886	$1,062
Other accrued expenses	1,082	774
	$1,968	$1,836

(14)	Warranty reserves

Warranty reserves are included on the balance sheet within accrued expenses; the movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Warranty reserves at beginning of period	$144	$140	$153	$138
Decrease in beginning balance for warranty obligations settled during the period	-	(5)	-	(49)
Foreign currency translation adjustment	3	-	(9)	2
Net increase in warranty reserves for products sold during the period and warranty expiration	-	8	3	52
Warranty reserves at end of period	$147	$143	$147	$143

(15)	Debt

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when any outstanding principal and unpaid interest at that time will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and is calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this secured revolving credit facility at July 4, 2015 was $500,000 and at September 30, 2014 was $1,700,000. The fair value of the debt at July 4, 2015 was $500,000.

In July 2015, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,400,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at July 4, 2015 and at September 30, 2014.

Index
Annual principal payments on secured revolving credit facility at July 4, 2015 are as follows:

(in thousands of dollars)
2017	$500
Total	$500

(16)	Commitments and Contingencies

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at July 4, 2015 and September 30, 2014 was $156,000 and $162,000, respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30,  2015 - $213,000; 2016 - $205,000; 2017 - $205,000; 2018 - $208,000; 2019 - $194,000 and $3,405,000 thereafter.

The U.K. subsidiaries of the Company have given to RBS Nat West Bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,400,000. There were no amounts outstanding on the overdraft facilities at July 4, 2015 and at September 30, 2014. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. The total amount outstanding under this revolving credit facility was $500,000 at July 4, 2015 and $1,700,000 at September 30, 2014.

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

CRITICAL ACCOUNTING ESTIMATES

As of July 4, 2015, there have been no material changes to the critical accounting estimates described in the Company’s 2014 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended July 4, 2015 and June 28, 2014

The following table compares the results by segment for the three months ended July 4, 2015 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	July 4, 2015	June 28, 2014	Total	Currency	Volume
Sales:
Controls - to external customers	$9,820	$9,063	8	(8)	16
Capacitors - to external customers	526	594	(11)	(9)	(2)
Capacitors - inter-segment	-	3	(100)	(1)	(99)
Capacitors – total	526	597	(12)	(9)	(3)
Total sales to external customers	10,346	9,657	7	(8)	15
Gross Profit:
Controls	3,958	3,284	20	6	14
Capacitors	230	292	(21)	(8)	(13)
Total	4,188	3,576	17	4	13
Selling, research and development and administrative expenses:
Controls	(3,616)	(3,090)	(17)	10	(27)
Capacitors	(225)	(184)	(22)	13	(35)
Unallocated corporate (expense) income	(86)	(89)	3	-	3
Total	(3,927)	(3,363)	(17)	10	(27)
Operating income:
Controls	342	194	76	252	(176)
Capacitors	5	108	(95)	-	(95)
Unallocated corporate income (expense)	(86)	(89)	3	-	3
Total	261	213	22	230	(208)
Other income and expense	101	(25)	504	(46)	550
Income before income tax	362	188	93	254	(161)
Income tax (provision) benefit	(83)	34	(344)	(445)	101
Net income	$279	$222	26	147	(121)
Net loss attributable to non-controlling interests	2	-	100	-	100
Net income attributable to Sevcon, Inc. and subsidiaries	281	222	27	147	(120)
Preference share dividends	(110)	-	100	-	100
Net income attributable to common stockholders	$171	$222	(23)	147	(170)

The Company has, for the past three years, been investing in research and development of controls for electrification, which is the replacement of traditional internal combustion power sources and mechanical hydraulics with electric systems that improve efficiency, reduce emissions and lower overall cost in both off-road and on-road applications. This trend is driven by customers pursuing enhanced performance, lower operating costs and environmental compliance. The Company expects that, given the opportunities now presenting themselves, it will accelerate its investment in these areas, which could cause volatility in its earnings.

Sales in the third quarter of 2015 were $10,346,000, compared to $9,657,000 in the same quarter last year, a 7% increase year-on-year, despite weak conditions in some of our traditional off-road markets and unfavorable foreign exchange rates. Our growth was mainly driven by sales of our powertrain solutions for an expanding range of on-road electric and hybrid vehicle applications. This growth also reflected higher product volumes shipped to Seakeeper, a manufacturer of gyro stabilizers for marine applications. We also saw continued growth in demand for our next generation of products in other electrification applications such as hybridization in off-road sectors for improved performance and efficiency.

Index
Foreign exchange was a major influence on reported sales in the third quarter. Foreign currency fluctuations decreased reported sales by $846,000, or 8%, mainly due to a stronger U.S. Dollar compared with the Euro and the British Pound than in the third quarter of fiscal 2014. Excluding the impact of foreign currency fluctuations, sales were 15% higher than in the prior-year period.

Sales in the Company’s traditional off-road markets continued to reflect underlying macroeconomic trends. In addition, the weakness in global mining was joined, we believe temporarily, by the Chinese fork lift truck sector. The aerial work platform and airport ground support sectors were essentially flat in reported terms but volumes were up low double digits, year-over-year. Sales to the fork lift truck sector were down 20% year-on-year driven mainly by lower shipments to Chinese manufacturers. Our new line of high voltage, lower power inverters continue to open up applications for us in our emerging marine and agriculture markets as well as in construction equipment that involve higher battery voltages but have modest requirements for power.

In the on-road sector, sales for two wheel applications continue to be volatile from quarter to quarter; sales were 89% higher in the third quarter compared to the prior year, following flat year-over-year growth last quarter. In the four-wheel, on-road, sector, sales were 52% higher compared to the same period in 2014. This growth was mainly driven by two projects. The first with a U.S. manufacturer of electric vehicles, which is using our controllers for an all-electric passenger drivetrain designed for the Chinese market. The second on-road growth driver this quarter was the continued recognition of engineering services revenue and the overall progress we are making on the electrification project with a large German manufacturer of trucks, buses, engines and transportation solutions. This contract initially focused on a bespoke controller and motor subsystem we designed for heavy vehicle start/stop applications but in addition we are now supplying this customer and others with high voltage low power motor controllers for advanced heavy vehicle electrification projects.

The Company’s Chinese joint venture continues to make good progress. This joint venture is initially targeting on-road electric and hybrid vehicle applications, marketing and selling principally to Chinese Tier 1 automotive suppliers. We anticipate the initial sales, related to pre-production orders and development proving, to lead to larger shipments. We expect to see good progress related to a number of projects in China coming to fruition later in 2015 and in future years. It is anticipated that the joint venture will enable the Company to develop relationships with additional new customers in China in what is rapidly becoming the world’s largest market for two- and four-wheel electric vehicles.

In the controls business segment, sales were up 21% year-on-year in North America and sales in the Far East and Europe were lower by mid-single digits. In the capacitor business, excluding the adverse impact of foreign currency fluctuations, volumes shipped were 3% lower compared to the third quarter last year, largely reflecting lower demand from railway signaling customers.

The third quarter of 2015 marked a further quarter of year-on-year revenue growth. We believe that underlying demand is gathering strength in a number of our markets worldwide, and our business continues to benefit from having a low-cost, flexible manufacturing model. Due to the investments in engineering and sales over the past three years, we have an expanding pipeline of projects related to the global desire for electrification. Most important for the long term, the Company is gaining momentum in pursuit of these major growth opportunities, focusing not only on traction applications, but also on ancillary powertrain systems in motor vehicles and various industrial power applications. However, we cannot predict the timing or the magnitude of any potential resulting improvements in our revenues or margin from these projects and opportunities.

Gross profit of $4,188,000 was 40% of sales in the third quarter, compared to $3,576,000 or 37% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year was due to improved sales mix in both the controls and the capacitor businesses including, in the controls business, the impact of revenues from engineering projects in Europe.

Selling, general and administrative expenses in the third quarter increased by $564,000 from the third quarter of fiscal 2014, reflecting the additional cost of the Chinese joint venture in 2015 as well as increased investment in sales and marketing, including the hiring of new staff, compared to 2014. This investment in additional resources was in response to the higher order intake. In addition, the increased operating expense year on year reflected lower grant income in Q3 compared with the prior-year period. The Company recorded grant income of $58,000 in the third quarter of 2015 compared with $132,000 in the third quarter in 2014; this grant income was recorded as a reduction of research and development expense in each period. In addition, there has been continued investment in engineering and research and development resources, including the hiring of additional engineering staff in response to the increased pipeline of project work. Engineering and research and development expense as a percentage of total sales was 13.3% in the third quarter of fiscal 2015, compared with 10.8% in the same period last year.

Index
There was operating income for the third quarter of $261,000 compared with $213,000 in the same period last year.  The table on page 17 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and changes in volumes sold. The $48,000 recorded increase in operating income for the three month period to July 4, 2015 reflects a net decrease in operating income of $181,000 from a combination of higher gross profit of  $725,000 and  higher operating expenses of $906,000, offset by an increase in operating profit of $229,000, or 108%, due to favorable foreign currency fluctuations. The significant currency impact was due to a stronger U.S. Dollar compared to the Euro and the British Pound than in the prior year period, which both reduced the U.S. Dollar denominated value of inventory purchased in Euros and also reduced the reported U.S. Dollar value of operating expenses incurred in British Pounds and Euros.

Included in other income and expense of $101,000 for the quarter was a foreign currency loss of $21,000, compared with a foreign currency loss of $7,000 in the third quarter of last year. This reflects the impact of the stronger U.S. Dollar compared with the Euro and the British Pound than in the third quarter of fiscal 2014, which reduced the Company’s U.S. Dollar recorded cost of purchasing inventory in Euros.

The Company recorded in the third quarter a non-cash gain of $132,000 arising from the adjustment to fair value at July 4, 2015, of foreign currency forward exchange contracts purchased to hedge exposure to currency fluctuations in exchange rate of the U.S. Dollar and the Euro. These contracts are derivative financial instruments that are not designated for hedge accounting and accordingly gains and losses arising from recording the agreements at fair value at the balance sheet date are recognized immediately in the consolidated statement of income.

The Company recorded income before income taxes of $362,000 in the third quarter of 2015 compared to income before income taxes of $188,000 in the same period last year. There was an income tax provision of $83,000 compared with an income tax benefit of $34,000, in the same period last year.

After adjusting for a $2,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was net income attributable to the stockholders of Sevcon, Inc. of $281,000 or $0.04 per diluted share, compared to net income of $222,000, and $0.04 per diluted share, in the same quarter last year when the weighted average number of shares was lower due to the issue of convertible preferred stock in the fourth quarter of 2014. The Company recorded a preference share dividend of $110,000 for the third fiscal quarter of 2015 compared with $0 for the same quarter last year.

Index
Nine months ended July 4, 2015 and June 28, 2014

The following table compares the results by segment for the nine months ended July 4, 2015 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Nine months ended		Favorable (unfavorable) % change due to:
	July 4, 2015	June 28, 2014	Total	Currency	Volume
Sales:
Controls - to external customers	$29,000	$26,199	11	(7)	18
Capacitors - to external customers	1,619	1,677	(4)	(7)	3
Capacitors - inter-segment	3	5	(40)	(4)	(36)
Capacitors - total	1,622	1,682	(4)	(7)	3
Total sales to external customers	30,619	27,876	10	(7)	17
Gross Profit:
Controls	12,012	10,224	17	5	12
Capacitors	746	786	(5)	(7)	2
Total	12,758	11,010	16	4	12
Selling, research and development and administrative expenses:
Controls	(10,948)	(9,191)	(19)	8	(27)
Capacitors	(625)	(534)	(17)	9	(26)
Unallocated corporate income (expense)	32	(166)	119	-	119
Total	(11,541)	(9,891)	17	8	(25)
Operating income:
Controls	1,064	1,033	3	118	(115)
Capacitors	121	252	(52)	(3)	(49)
Unallocated corporate income (expense)	32	(166)	119	-	119
Total	1,217	1,119	9	109	(100)
Other income and expense	156	(183)	185	213	28
Income before income tax	1,373	936	47	171	124
Income tax provision	(188)	(64)	194	345	(151)
Net income	$1,185	$872	36	159	(123)
Net loss attributable to non-controlling Interests	31	-	100	-	100
Net income attributable to Sevcon, Inc. and subsidiaries	1,216	872	39	157	118
Preference share dividends	(335)	-	100	-	100
Net income attributable to common stockholders	$881	$872	1	159	(158)

Sales in the nine months ended July 4, 2015 were $30,619,000, an increase of $2,743,000 or 10%, compared to the same period last year when sales were $27,876,000. Foreign currency fluctuations decreased reported sales in the first nine months of the year by $1,946,000, or 7%, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

In the controls business segment, sales were 17% higher in Europe and 11% higher in North America but flat in the Far East compared to the same period last year. Sales to customers in the Company’s traditional markets including aerial work platform, fork lift truck and mining applications were flat compared to the same period last year. In the on-road sector, sales increased 63%, which was driven by a combination of a 20% sales increase year-on-year in the two-wheel sector and an 89% increase in sales to the four-wheel sector. This growth in the four-wheel on-road sector was largely due to product shipments for bus and truck applications in Europe as well as the recognition of engineering revenues and progress made on an electrification project with a large German manufacturer of trucks, buses, engines and transportation solutions.  In addition there was a positive contribution to on-road sales in the first nine months of 2015 from the Company’s Chinese joint venture which only began trading in the first quarter of this year.

Index
Volumes shipped in the capacitor business were 3% higher compared to the same period last year due to increased demand from railway signaling customers and industrial equipment manufacturers.

Gross profit of $12,758,000 was 42% of sales in the period compared to $11,010,000, or 39%, in the comparable period in 2014. This increase in gross profit percentage was due to improved sales mix in both the controls business and the capacitor business including, in the controls business, the impact of revenues from engineering projects in Europe.

Selling, general and administrative expenses in the first nine months of the year increased by $1,650,000 compared with the same period in fiscal 2014, reflecting in part the additional cost of the Chinese joint venture in 2015 as well as increased investment in sales resources, including the hiring of new staff, compared to 2014. Research and development expense increased $853,000 compared to the same period last year. This increase partly reflects the impact of reduced grant income recorded in the first nine months of 2015, which was $239,000 lower than in the same period last year; this grant income was recorded as a reduction of research and development expense in each year. In addition, there has been increased investment in engineering and technical innovation, including the hiring of additional engineering staff in response to the increased pipeline of project work. Engineering and research and development expense as a percentage of total sales was 12.8% in the first nine months of fiscal 2015, compared with 11.0% in the same period last year.

The Company recorded operating income for the first nine months of 2015 of $1,217,000 compared with $1,119,000 in the same period last year.  The table on page 20 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and changes in volumes sold. The $98,000 recorded increase in operating income for the first nine months of fiscal 2015 reflects a net decrease in operating income of $919,000, from a combination of higher gross profit of  $1,492,000 and  higher operating expenses of $2,411,000, offset by an increase in operating profit of $1,017,000, due to favorable foreign currency fluctuations. The significant currency impact was due to a stronger U.S. Dollar compared to the Euro and the British Pound than in the prior year period, which both reduced the U.S. Dollar denominated value of inventory purchased in Euros and also reduced the reported U.S. Dollar value of operating expenses incurred in British Pounds and Euros.

Included in other income and expense of $156,000 for first nine months of the year was a foreign currency gain of $258,000, compared with a foreign currency loss of $131,000 in the same period last year. This reflects the impact of the stronger U.S. Dollar compared with the Euro and the British Pound than in the same period in 2014, which reduced the Company’s U.S. Dollar recorded cost of purchasing inventory in Euros.

The Company recorded in the first nine months of 2015 a non-cash charge of $68,000 arising from the adjustment to fair value at July 4, 2015, of foreign currency forward exchange contracts purchased to hedge exposure to fluctuations in currency exchange rates of the U.S. Dollar and the Euro. These contracts are derivative financial instruments that are not designated for hedge accounting and accordingly gains and losses arising from recording the agreements at fair value at the balance sheet date are recognized immediately in the consolidated statement of income.

In the first nine months of 2015 the Company recorded an income tax charge of $188,000, or 13.7% of income before income tax, compared to a charge of $64,000, or 6.8% of income before income tax in the same period in 2014. The low effective tax rate in both periods reflects the significant variance in income tax rates in the jurisdictions in which we do business and the relative profit or loss made in each business in each period. In addition, there is a continuing impact of the year-on-year reduction in the corporate income tax rate in the U.K. and also the availability in the U.K. of favorable research and development tax credits, which further reduces our effective U.K. income tax rate.

After adjusting for a $31,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was net income attributable to the stockholders of Sevcon, Inc. of $1,216,000 or $0.25 per diluted share. This compares to net income of $872,000, and also $0.25 per diluted share, in the same period last year when the weighted average number of shares was lower due to the issue of convertible preferred stock in the fourth quarter of 2014. The Company recorded a preference share dividend of $335,000 for the first nine months of the year of 2015 compared with $0 for the same period last year.

Index
Financial Condition

Cash balances at the end of the third quarter of 2015 were $8,548,000, compared to $11,238,000 on September 30, 2014, a decrease in cash of $2,690,000 in the first nine months of 2015. The reduction in cash included the net repayment of the $1,200,000 borrowed from Citizens Bank, payment of $664,000 of expense associated with the capital raise in September 2014, the payment of $263,000 of preference share dividends and $1,088,000 of capital expenditures in the period.

In the first nine months of 2015, operating activities generated $70,000 of cash. Excluding the impact of currency fluctuations, trade and other receivables and inventories increased by $1,997,000 and $517,000, respectively, in the period, which reduced cash. Trade payables increased by $836,000 which increased cash during the period. The number of days sales in receivables decreased by 3 days from 66 day’s sales at September 30, 2014 to 63 days sales at July 4, 2015.  Exchange rate changes decreased reported cash by $84,000 in the first nine months of 2015.

In July 2015, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,400,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at July 4, 2015 and at September 30, 2014. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, for working capital and general corporate purposes. The loan and security agreement will expire on June 14, 2017 when any outstanding principal and unpaid interest at that time will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and is calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this credit facility at July 4, 2015 was $500,000 and at September 30, 2014 was $1,700,000.

There were no significant capital expenditure commitments at July 4, 2015. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $664,000 in fiscal 2015; should the Company suffer a material reduction in revenues in 2015 this commitment could adversely impact the Company’s financial position.

The outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America and the continuing austerity measures in certain parts of Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at status quo levels in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe, and the U.S. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

However, in order to further increase the rate of growth and improve shareholder value we would need to continue to increase our investment in engineering and other technical resources. We may do this organically or through acquisitions of intellectual property and other products that could allow us to take advantage of customer opportunities more quickly than if we were limited to internal development. In either case, we may need to raise additional debt or equity capital. Such capital may not be available to us at a reasonable cost, or at all.

Index
Item 3	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world and the majority of the Company’s products are sourced in Europe. In the first nine months of 2015, approximately 52% of the Company’s sales were made in U.S. Dollars, 24% were made in British Pounds and 24% were made in Euros. Approximately 85% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and derivative financial instruments outstanding as of July 4, 2015. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable, firmly committed sales contracts and forward exchange agreements as of July 4, 2015 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at July 4, 2015, and the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates:

		(in thousands of dollars)
	Expected maturity or transaction date	Expected maturity or transaction date
	Fiscal 2015	Fiscal 2016	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,453	-	1,453
Accounts receivable in Euros	2,028	-	2,028
Accounts payable in British Pounds	1,998	-	1,998
Accounts payable in Euros	3,890	-	3,890
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,303	151	1,454
In Euros	1,945	11	1,956
Forward exchange agreements
Sell U.S. Dollars for Euros	1,205	804	68
Average contractual exchange rate:
U.S. Dollars = Euro	1.15	1.15	-
Amount recorded in accumulated
Other comprehensive loss	-	-	-

Index
Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks. If the banking system or the fixed income or credit markets deteriorate or become volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of July 4, 2015.

Item 4	Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of July 4, 2015 these disclosure controls and procedures were effective.

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

Ten customers accounted for 43% of the Company’s revenues in the first nine months of 2015 and the largest customer accounted for 10% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

In the electronic controls segment, the majority of the Company’s finished product is produced in four separate plants in Poland, Mexico, Malaysia and China; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

As of July 4, 2015, the Company’s subsidiary in the United States, Sevcon USA, Inc. had a $3,500,000 revolving credit facility with Citizens Bank; the total amount outstanding under this facility at July 4, 2015 was $500,000.  Any indebtedness under this facility is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect any monies owed to it, including foreclosing on its security interest, which could have a material adverse effect on the Company’s financial condition.

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

Index
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock re-acquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended July 4, 2015, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 5, 2015 to May 2, 2015	12,621	$7.74	-	-
May 3, 2015 to May 30, 2015	-	-	-	-
May 31, 2015 to July 4, 2015	-	-	-	-
Total	12,621	$7.74	-	-

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: August 10, 2015	By: /s/ Paul N. Farquhar
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