Form 10-K
period 2015-09-30
SEVCON, INC.
filed 2015-12-24
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015 or

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
(Address of Principal Executive Offices)(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of April 4, 2015, 3,668,937 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $10,600,000. As of December 24, 2015, 3,694,872 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held February 2, 2016 are incorporated by reference into Part III of this report.

Schedules other than the one referred to above have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

Index
PART I

ITEM 1	BUSINESS

• General Description

Sevcon, Inc. (or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan and a 50% owned joint venture located in China, and through an international dealer network, the Company designs and sells, under the Sevcon name, motor controllers for zero emission electric and hybrid vehicles (EVs). The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to optimize the energy consumption of the vehicle's power source. Sevcon's customers are manufacturers of on and off-road vehicles, including cars, trucks, buses, motorcycles, fork lift trucks, aerial lifts, mining vehicles, airport tractors, sweepers and other electrically powered vehicles.

The Company’s Markets

Industrial Markets

In these applications, the customers design and manufacture fork lift trucks, aerial work platforms, airport ground support and mining vehicles. These are, in general, designed for use in off-road applications in distribution, construction, transport and mineral extraction.

On-Road Markets

Customers in the Company’s on-road markets design and manufacture automobiles, scooters,  motorcycles, buses,  trucks, utility vehicles, sweepers and other applications where either all or part of the power system is electrical and the vehicle is homologated for use on-road.

Capacitor Markets

Through another subsidiary located in Wales, Sevcon, Inc. manufactures special metalized film capacitors for electronics applications. Customers use these capacitors as components in power electronics, signaling and audio equipment.

Development of the Business in 2015

We achieved several internal milestones in 2015. We won a contract with a large German OEM to help develop a cost effective solution to reduce emissions, improve performance and lower the lifetime costs of a high power engine. We released the first generation of on-road controllers in the GEN5 range, which will allow us to cost effectively develop standard and bespoke solutions for our customers in both the on-road and industrial sectors. We won new business in China through the JV we established in 2014.

2015 saw an acceleration in the demand for what we call electrification. This is the change from an internal combustion or hydraulically powered system to an electrically engineered solution. The most obvious examples, in our opinion, are the hybrid car, where an internal combustion engine is reduced in size and a battery or fuel cell system is used to compensate for this reduction, and a crane, where the hydraulic pistons for control of an arm are replaced by an electric motor driven from a battery on the vehicle. In each case the Sevcon controller acts as the converter from the power source to the electric motors. The technical challenge in electrification is to achieve the correct balance of performance and cost. Industry’s continuing drive to reduce the cost of the battery makes the cost element of the challenge more achievable, and the introduction of certain motor technologies and our control systems makes the performance improvements attainable. Our product roadmap is focused on the development of controllers and subsystems to help our customers solve these complex problems. In September 2015, we released the first of our new GEN5 products. GEN5 comprises a set of breakthrough core components that we standardize across our product range allowing the cost-effective development of a wide variety of products and solutions for on-road and industrial electrification. These core components set new standards of reliability, flexibility and security, allowing customers to easily adapt and customize them to their specific applications.

In 2015 we saw a substantial increase in our project pipeline associated with electrification. This pipeline includes projects for which we have potential solutions already, but most will require some customization to achieve the cost and performance objectives and provide the customer with a commercial solution. Time to market for these customers is very important. Project timescales tend to be measured in years but are still challenging, and production start dates are fixed. We help alleviate some of these tensions by using a “building block” approach where as much as possible is reused from similar projects to address customer needs. This was why we developed GEN5 to be flexible, innovative technologically and cost effective. We are continuing to invest heavily in engineering as doing so maximizes our potential to win projects in the pipeline and grow the Company.

Index
The investment in engineering in 2015 was partly offset by the recognition of engineering service income, particularly in Europe.

All of our geographic markets grew in 2015; North America was the strongest with a 13% increase in shipments. European growth of 7% was fueled by a combination of stronger sales to the on-road markets as well as the recognition of engineering progress on the project with the large German manufacturer of cars, buses, trucks and generation equipment, but was offset by lower sales to the traditional industrial sector. In the Far East, which includes China, sales grew 3%, largely due to sales in traditional markets outside of China. Sales in China were 1% lower year on year, with the increase in business on-road entirely offset by lower sales to traditional off-road industrial customers.

• Marketing and sales

Sales are made primarily through a full-time marketing staff. Sales in the United States were $18,327,000 and $16,389,000 or 45% and 43% of total sales, respectively, in years 2015 and 2014. Approximately 42% of sales in 2015 were made to ten manufacturers or distributors of electric vehicles in the United States, Europe and the Far East, compared with 49% in 2014. See Note 9 to the Consolidated Financial Statements (Segment Information) in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 4 regarding sales and operations outside the United States.

• Patents

Although the Company has international patent protection for some of its product offerings, which is generally effective for up to 20 years from filing an application, the Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance. The Company does however continuously develop intellectual property and in 2014 and 2015 the Company filed worldwide patents for several applications of its products and techniques in control. The Company was awarded six patents in 2015.

• Backlog

Sevcon, Inc.'s backlog was $5,600,000 at September 30, 2015 and $5,705,000 at September 30, 2014. Most of the Company’s customers operate “just in time” (JIT) procurement and manufacturing processes. Backlog is not considered an important key performance indicator in the business as visibility, currency and reporting period timing make the backlog number volatile.

• Raw materials

Sevcon, Inc.'s products require a wide variety of components and materials, and the Company relies on a few suppliers for most of these components and materials. The Company presently relies principally on three main assemblers for all of its requirements for finished products. One of the three main suppliers is based in Poland and the others are in the U.S. and Australia. The U.S. supplier manufactures the Company’s components at two separate plants, in Mexico and China. The Australian supplier manufactures the Company’s components at a plant in Malaysia, principally for the Chinese and South East Asian markets. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor  by replicating certain production and test facilities at the manufacturing locations of each of the Polish, U.S. and Malaysian suppliers. The Company decides, based on a lowest cost delivered basis, which plant supplies any particular customer.

• Competition

The Company has global competitors which are divisions of larger public companies, including Sauer Danfoss, Hitachi and the motors division of General Electric. It also competes on a worldwide basis with Curtis Instruments Inc., Zapi SpA. and SME, private companies based in the U.S. and Italy respectively, that have international operations. In its new on-road markets, the Company also competes with Unique Mobility Inc., a U.S. public company, and divisions of Siemens, Continental and Eaton Corporation. In addition, some large industrial and on-road vehicle manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

Index
• Research and development

Sevcon, Inc.'s technological expertise is an important factor in its business. The Company regularly pursues new product development and existing product improvements to maintain its technical position. Research and development expenditures amounted to $4,331,000 in 2015, compared to $4,725,000 in 2014.  In 2015 there was $1,364,000 (2014: $0) of engineering costs in respect of electrification projects for which we have recognized engineering services revenue during the year.  These costs have been recorded as cost of sales expense in the year. In both 2015 and 2014, U.K. government grants offset some of the research and development expense. In 2015 and 2014, the Company received $191,000 and $500,000 in grants, respectively, which it recorded as a reduction of research and development expense. In addition, in 2015, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. In 2015 the Company recorded an income statement credit of $463,000, which it also recorded as a reduction of research and development expense in the year. In 2014, the Company recorded a credit to research and development expense of $261,000.

Net reported research and development expenditure in 2015 and 2014 amounted to $3,677,000 and $3,964,000, respectively, after deducting the cost of sales associated with engineering services income, U.K. government grants and research and development income statement credits from each year.

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

• Employees and labor relations

As of September 30, 2015, the Company employed 152 full-time employees, of whom 14 were in the United States, 117 were in the United Kingdom (of whom 26 were employed by the Capacitor business), 10 were in France, and 11 were in the Far East. Sevcon, Inc. believes its relations with its employees are good.

ITEM 1A	RISK FACTORS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7A on page 15, the Company believes that the following represent the most significant risk factors for the Company, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

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

Index
Program development timescales are long and can be cancelled

In certain markets in which the Company operates, and in particular in the Company’s new market sectors, engineering development programs may take several years to complete and, as result, programs periodically reviewed by the customer can be cancelled at short notice. Cancellation of an engineering development program would potentially result in the Company not being nominated for the production phase of a project.

Production readiness is outside our control

In some new markets the Company’s customer is responsible for ensuring that all of the components of their vehicle, working in unison, comply with local governmental regulations in order to achieve the necessary certification to proceed to volume production. Even though the Company’s product performs to specification in all respects, the customer’s vehicle may fail to satisfy overall the local governmental regulations due to the failure of one or more components supplied by other suppliers, resulting in a project not proceeding to volume production.

The Company relies on a small number of key customers for a substantial portion of its revenues

Ten customers accounted for 42% of the Company’s revenues in 2015 and the largest customer accounted for 10% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The Company’s commitment to make defined benefit pension contributions could adversely impact its financial position.

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $650,000 in 2016 and at similar levels in subsequent years. Should the Company suffer a material reduction in revenues, or should contribution requirements increase, this commitment could adversely impact the Company’s financial position.

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

Inventory and warranty reserves may be less than required

Management uses its judgment and market information to assess levels of reserve required in certain areas, including inventory and warranty. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory reserves may be required. Should actual product failure rates and repair or replacement costs differ from management estimates, revisions to the estimated warranty reserve may be required and the Company’s results may be materially adversely affected.

Product defect may result in product recall

In the event that the Company discovers a product defect that impacts the safety or operation of its products, a product recall may be necessary that could involve the Company in a substantial unanticipated expense significantly in excess of any reserve that had been made.

Index
Damage to the Company’s or sub-contractors’ buildings would hurt results

In the electronic controls segment, the majority of the Company’s finished product is currently produced in four separate plants in Poland, Mexico, China and Malaysia; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

As of September 30, 2015, the Company’s subsidiary in the United States, Sevcon USA, Inc. had $500,000 of outstanding indebtedness under a revolving credit facility with a bank that the Company has guaranteed.  This indebtedness is secured by all of Sevcon USA, Inc.’s assets and a pledge of all the capital stock of Sevcon USA, Inc.  The loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources”.  Failure to comply with the financial covenants would be an event of default under the loan agreement that would give the lender the right to cease making additional advances, accelerate repayment of all sums due and take action to collect the monies owed to it, including foreclosing on its security interest, which would have a material adverse effect on the Company’s financial condition.

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

Index
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

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol SEV. A summary of the market prices of the Company’s Common Stock is shown below. At December 9, 2015, there were approximately 119 shareholders of record.

		Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2015 Quarters
Common stock price per share	- High	$9.33	$8.79	$12.94	$11.32	$12.94
	- Low	$6.53	$7.05	$6.74	$7.20	$6.53
2014 Quarters
Common stock price per share	- High	$5.39	$14.85	$12.49	$9.00	$14.85
	- Low	$4.33	$5.18	$8.06	$6.63	$4.33

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers account for approximately 42% of the Company’s sales in 2014 and 61% of trade receivables at September 30, 2015. At September 30, 2015, the allowance for bad debts amounted to $37,000 which represented 1% of trade receivables.

Because of the Company’s long term relationships with the majority of its customers, in most cases, the principal bad debt risk to the Company arises from the insolvency of a customer rather than its unwillingness to pay. In addition, the Company maintains credit insurance covering up to 90% of the amount outstanding from specific customers. The Company also carries out some of its foreign trade, particularly in the Far East, using letters of credit.

The Company reviews all accounts receivable balances on a regular basis, concentrating on any balances that are more than 30 days overdue or where there is an identified credit risk with a specific customer. A decision is made on a customer-by-customer basis as to whether a bad debt reserve is considered necessary based on the specific facts and circumstances of each account. In general, the Company would reserve 100% of the receivable, net of any recoverable value added taxes or insurance coverages, for a customer that becomes insolvent or files for bankruptcy, and lesser amounts for less imminent defaults. The Company maintains a small bad debt reserve to cover the remaining balances based on historical default percentages.

Index
If the financial condition of any of the Company's customers is worse than estimated or were to deteriorate, resulting in an impairment of its ability to make payments, the Company’s results may be adversely affected and additional allowances may be required.

Inventories

Inventories are valued at the lower of cost or market value. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow moving and obsolete inventories at September 30, 2015 was $443,000, or 6% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs, $278,000 at September 30, 2015, is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs.

Goodwill Impairment

At September 30, 2015, the Company’s balance sheet reflected $1,435,000 of goodwill relating to the controls business. The Company carries out an assessment annually, or more frequently if events or circumstances change, to determine if its goodwill has been impaired. The assessment is based on three separate methods of valuing the controls business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded that goodwill is not impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record impairment charges relating to goodwill.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most important assumptions relate to the discount rate, the expected long term return on plan assets, the rate of future compensation increase, mortality rates and other actuarial factors. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2015, pension plan assets were valued at $20,127,000 and plan liabilities were $31,090,000, resulting in a deficit in the funded status of $10,963,000.  By comparison, the total assets of the Company were $35,616,000. The funded status of the Company’s defined benefit pension plans has fluctuated significantly in previous years, due in large part to changes in the assumptions described above. In accordance with Financial Accounting Standards Board (“FASB”) guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet. If the assumptions we made at September 30, 2015 prove to be incorrect, and in any event as they change going forward, the Company may need to record, and may actually incur, additional expense or liabilities relating to the pension plans. This could have a material adverse effect on the Company’s financial position and/or results of operations.

Index
The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2015 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Change in Assumption	Favorable (unfavorable) Impact on Funded Status (in thousands of dollars)	Change in Funded Status
Assumptions impacting accumulated benefit obligation:
Discount rate	(0.1)%	$(643)	6%
Inflation rate	0.1%	$(358)	3%
Mortality rate	1 Year	$(901)	8%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. As of September 30, 2015, there is a partial valuation allowance against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

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

OVERVIEW

2015 was a year of excellent progress and a record year for product shipments. The sales increase was largely driven by increased sales of on-road applications including engineering services income recognized, which were 41% higher year-on-year. This was helped by continued improvement in underlying market demand, order visibility, shipments and revenue in most of our markets; although Western Europe continues to lag the improvement we are seeing in North America and Asia.  In 2015, revenue, which was affected by currency exchange rate fluctuations, totaled $41,142,000, compared to $37,923,000 in the previous year, an increase of 8.5% year-on-year.

The gross profit percentage for 2015 was in line with the prior year despite engineering costs of $1,364,000 associated with engineering services revenue being recognized in cost of sales in the year. Selling, research and administrative expense increased approximately 1%. The Company believes that, at this stage in our cycle, increased investment in research and development will continue to place us at the forefront of electrification and grow the business. There was operating income of $1,894,000 in 2015, compared to $1,025,000 in 2014. In 2015, net income was $1,135,000, an improvement of $226,000 compared to net income of $909,000 in 2014.  Diluted income per share was $0.32 in 2015 compared to $0.19, in 2014.

Index
• A) Results of Operations

2015 compared to 2014

The following table compares the 2015 results, for both the controls and capacitor segments, with the prior year, showing separately the percentage variances due to currency exchange rate changes and volume.

	(in thousands of dollars)		Favorable (unfavorable) % change due to:
	2015	2014	Total	Currency	Volume
Sales
Controls - to external customers	$39,029	$35,708	9	(7)	16
Capacitors- to external customers	2,113	2,215	(5)	(7)	2
Capacitors - inter-segment	3	5	(38)	(4)	(34)
Capacitors – total	2,116	2,220	(5)	(7)	2
Total sales to external customers	41,142	37,923	9	(6)	15
Gross Profit
Controls	14,857	13,775	8	(6)	2
Capacitors	977	1,015	(4)	(7)	(3)
Total	15,834	14,790	7	(5)	2
Selling, research and administrative expenses
Controls	(13,081)	(12,798)	(2)	7	(9)
Capacitors	(817)	(732)	(12)	8	(20)
Unallocated corporate	(42)	(235)	82	-	82
Total	(13,940)	(13,765)	(1)	7	(8)
Operating income
Controls	1,776	977	82	176	(94)
Capacitors	160	283	(43)	(4)	(39)
Unallocated corporate expense	(42)	(235)	82	-	82
Total	1,894	1,025	85	167	(82)
Other income and expense	51	(209)	125	97	28
Income before income taxes	1,945	816	139	234	(95)
Income taxes provision	(406)	(85)	(379)	(501)	122
Net income	1,539	731	111	203	(92)
Net loss attributable to non-controlling interests	36	201	(82)	-	(82)
Net income attributable to Sevcon, Inc. and subsidiaries	1,575	932	66	159	(93)
Preference share dividends	(440)	(23)	(1,813)	-	(1,813)
Net income attributable to common stockholders	1,135	909	22	163	(141)

The Company’s main customers in the controls segment manufacture electric and hybrid vehicles as well as drivetrains for on-road, off-road and industrial applications, including automotive, construction, distribution, mining, marine, airport ground support and utility applications. Increasingly customers also look to the Company to help migrate existing internal combustion systems to hybrid and pure electric systems.

In 2015 the Company recorded record sales of $41.1 million, an 8.5% increase from the $37.9 million reported in the prior year. In our controls segment sales increased by $3.3 million or 9.3% and in our capacitor segment sales decreased by $0.1 million, a 5% reduction year-on-year.

In our controls business, sales increased 1% in the traditional off-road industrial market segment and sales in the on-road market increased 41% year-over-year.

The Company’s traditional markets largely mirrored global economic trends with relatively low growth overall. There were single digit reductions year-on-year in sales to manufacturers of aerial work platforms, fork lift trucks and mining vehicles. However, sales for airport ground support in Europe and the U.S. were 8% higher in fiscal 2015 than in the prior year. In the U.S. the mining equipment sector continued to experience demanding conditions driven by a global reduction in the markets for raw materials and coal in particular. Sales to the mining sector were 47% lower than in 2014. The sales reductions in the traditional markets were more than offset, however, by a 42% year-over-year increase in sales to customers in a variety of industries the Company categorizes as “other EV” which includes applications as diverse as gyro stabilizers for marine applications to off-road equipment like all-terrain vehicles and standby generation. Other EV sales growth is an indication that electrification is appearing in a wide variety of applications and geographic regions.

Index
Sales for on-road two-wheel applications were 30% higher, largely due to demand from customers in the U.S. where customers manufacture larger electric motorcycles and are finding a more stable demand. Sales for four-wheel applications were 46% higher, respectively, than the prior year, primarily reflecting growth in Europe and North America, and increasing global electrification of commercial vehicles, including both EV and hybrid applications.

With regard to geography, the U.S. was the best performing region with sales growth of 13%, driven largely by higher sales to on-road OEM’s and the marine and agricultural sectors. Europe’s sales declined 8% due to lower demand from the industrial sector, although there was a significant sales increase in the U.K. over last year due to higher revenue from engineering services. Sales in the Far East grew 7% compared to last year driven by continued growth in shipment volumes.

Looking forward we continue to support new and potential customers in their desire to electrify their products. We are investing at historically high levels in engineering and sales resources. We believe that the Company is well placed to exploit this drive to electrification with both generic and bespoke products.

In the capacitor business, reported sales to external customers decreased by $102,000, or 5%, compared to 2014. Currency exchange rate changes reduced sales by $157,000, or 7%, and capacitor volumes shipped were $55,000, or 2.5%, higher than last year, due principally to increased demand from the railway signaling market.

In the controls segment, cost of sales was $24,172,000 compared to $21,933,000 in 2014, an increase of $2,239,000. The gross profit percentage in 2015 of 38.1% was in line with 2014 when it was 38.6%. In the capacitor segment gross profit of $977,000 was 4% lower than the 2014 gross profit of $1,015,000. The gross profit percentage in the capacitor segment was 46.2% of sales in 2015 compared to 45.7% of sales in 2014. The decrease in the capacitor business gross profit percentage was mainly due to a higher volume of sales to lower margin sectors in 2015 compared to 2014 and also the impact of overhead costs in cost of sales, which are largely fixed, being a higher percentage of sales in 2015.

The table below analyzes the year-to-year change in sales, cost of sales and gross profit.

	(in thousands of dollars)
	Sales	Cost of sales	Gross Profit
Actual 2014	$37,923	$23,133	$14,790
Change in 2015 due to:
Foreign currency fluctuations	(2,432)	746	(3,178)
Increased volume, assuming 2014 gross profit percentage	5,651	3,447	2,204
All other cost of sales changes, net	-	(2,018)	2,018
Actual 2015	$41,142	$25,308	$15,834

Selling, research and administrative expenses were $13,940,000 in 2015 compared to $13,765,000 in the prior year, an increase of $175,000. In 2014, the Company incurred two non-recurring charges amounting to $699,000: a $481,000 charge for the establishment of our Chinese joint venture and a charge of $218,000 to recognize a write-off arising from a bankrupt customer in France. Excluding the impact of the two non-recurring items in 2014, selling, research and administrative expenses increased by $814,000 or 6.7%, on a like-for-like basis, reflecting the continued investment in sales and marketing and engineering and research and development, including the hiring of additional staff, in response to the strong top-line growth.

The Company recorded U.K. government grants of $191,000 in 2015 associated with research and development expense of $1,178,000 in the same period. In 2014, the Company recorded government grants of $500,000 associated with research and development expense of $1,959,000.  The grants were recorded as a reduction of research and development expense in each period. In addition, in 2015, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. In 2015 the Company recorded an income statement credit of $463,000 (2014: $261,000) which it also recorded as a reduction of research and development expense in the year.

Index
An analysis of the year-to-year change in selling, research and administrative expenses, before the two non-recurring items in 2014, is set out below:

Selling, research and administrative expenses, before 2014 one-time charges of $699,000
(in thousands of dollars)
2015 expense	$13,940
2014 expense	$13,066
Increase in expense	$874
Increase due to:
Effect of exchange rate changes	(960)
Higher research and sales and marketing expense, net of currency effect	1,091
Higher administrative expense, net of currency effect	743
Total increase in selling, research and administrative expenses, before 2014 one-time charges of $699,000	$874

There was operating income for the year of $1,894,000 compared to $1,025,000 in 2014, an improvement of $869,000. This was due to the 8.5% increase in sales and the resultant increase in gross profit of $1,044,000 partially offset by the increase in reported operating expenses of $175,000.  The controls business reported operating profit of $1,776,000 compared to operating income of $977,000 in 2014. There was operating income of $160,000 in the capacitor business compared with operating income of $283,000 in 2014. The reduction in operating income being due to lower sales and gross profit and higher operating expense in the year.

There was a gain in the year due to favorable foreign currency movements of $118,000 in 2015, compared to a foreign currency exchange loss of $83,000 in 2014. Interest expense was $76,000, which was $60,000 lower than the prior year, due principally to the repayment of the Citizens Bank credit facility in the first quarter of the year.

There was income before income taxes in 2015 of $1,945,000 compared to $816,000 in 2014, an improvement year-on-year of $1,129,000, or 138%.

The Company recorded an income tax charge of $406,000 or 20.9% of pre-tax income for the year compared to a charge of $85,000 or 10.4% of pre-tax income in 2014. The income tax charge of 20.9% of pre-tax income was lower than the statutory Federal income tax rate of 34% for several reasons. The main items which reduced the effective tax rate were a benefit of $163,000 due to U.K and French tax rates being lower than the Federal tax rate and $166,000 of additional research and development tax credits arising from research and development activity in the Company’s U.K. operations.

After adjusting for a $36,000 loss attributable due to the non-controlling interest in the Company’s joint venture and $440,000 of preference share dividends, the Company recorded net income after taxes of $1,135,000 compared to $909,000 last year, after $23,000 of preference share dividends, an increase of $206,000, year-on-year. Diluted income per share was $0.32 in 2015 compared to $0.19, in 2014.

• B) Liquidity and Capital Resources

The Company’s operating activities used $161,000 of cash during 2015 compared with cash generated by operating activities for 2014 of $340,000. Acquisitions of property, plant and equipment amounted to $1,309,000 compared to $744,000 in 2014.   Cash used by financing activities was $1,575,000 in 2015; this principally comprised $263,000 of preference share dividends paid and $1,728,000 of bank debt repayments less a drawdown of $500,000 on our revolving credit facility. In 2014 net cash generated by financing activities of $9,235,000 which was largely due to the net proceeds of the issue of preference shares of $9,345,000. In 2015, the exchange rate changes reduced cash by $145,000 compared to an increase of $24,000 last year. At September 30, 2015 the Company’s cash balances were $8,048,000 compared to $11,238,000 last year.

Trade and other receivables, inventories and prepaid expenses and other current assets increased by $3,235,000, $841,000 and $984,000, respectively, which reduced cash during the year. Accounts payable and accrued expenses increased by $2,040,000 and $245,000, respectively, which increased cash during the year.

The Company has multi-currency overdraft facilities in the U.K. amounting to $1,360,000 which were unused as of September 30, 2015 and September 30, 2014. The overdraft facility of both the U.K. controls and capacitor subsidiaries are secured by real estate owned by those companies. Both U.K. overdraft facilities were renewed in the third quarter of 2015 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Index
The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, National Association for working capital and general corporate purposes. The obligations under the revolving credit facility are guaranteed by the Company and are secured by all of the assets of Sevcon USA, Inc. and a pledge of all of the capital stock of Sevcon USA, Inc.  The facility imposes customary limitations on Sevcon USA, Inc.’s ability to, among other things, pay dividends, make distributions, and incur additional indebtedness.  Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period.  At September 30, 2015, it was in compliance with these covenants. The total amount outstanding at September 30, 2015 was $500,000 and at September 30, 2014, $1,700,000. The term of the revolving credit facility will expire on June 14, 2017 when all outstanding principal and unpaid interest then drawn will be due and payable in full.

The funded status of the Company’s defined benefit pension plans deteriorated from a deficit of $9,529,000 at September 30, 2014 to a deficit of $10,963,000 at September 30, 2015.  The net increase in the deficit of $1,434,000 was due to several factors.  The actuarial loss in the Company’s U.K. defined benefit plan was due to lower than expected returns on the U.K. plan’s assets of $1 million and also a deterioration in the financial assumptions underlying the calculation of the liabilities during the year, and in particular the yield on high quality corporate bonds, which accounted for a further increase to the liability of $1 million.  In addition, a revision to the assumptions relating to the longevity tables in the Company’s U.S. plan resulted in an increase to the liability of $800,000. Contributions to the plans during the year amounted to $663,000 and favorable exchange rate movements due to a stronger U.S. dollar compared to the British pound than in the prior year reduced the deficit by $648,000.

There were no significant capital expenditure commitments at September 30, 2015. The Company’s capital expenditures are expected, on average over a two to three year period, to be broadly in line with the depreciation charge, which averaged $615,000 over the last three years. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $653,000 in 2016. Should the Company suffer a material reduction in revenues in 2016, this commitment could adversely impact the Company’s financial position. Furthermore, a material reduction in revenues in 2016 would significantly reduce the Company’s cash balances; however, in the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short-term (next twelve months) and long-term (twelve to thirty-six months) can be met by a combination of existing cash resources, future earnings and existing borrowing facilities. Nonetheless, the outlook remains unpredictable given the significant uncertainty about the stability of global credit and financial markets in light of the continuing debt crisis in certain European countries. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2015 approximately 53% of the Company’s sales were made in U.S. Dollars, 26% were made in British Pounds and 21% were made in Euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British Pounds, Euros and U.S. Dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is subject to fluctuations in foreign currency exchange rates.

In the year ended September 30, 2015 the company entered into foreign currency forward contracts to hedge its exposure to future fluctuations in the exchange rate between the U.S. Dollar and the Euro.  These contracts were intended to partially hedge the U.S. Dollar equivalent cost of the company’s planned purchases of inventory denominated in Euros.  The total gross amount of the outstanding forward contracts was $804,000 at September 30, 2015 ($0 at September 30, 2014).  These agreements were recorded at fair value in the consolidated balance sheet, resulting in a net loss of $22,000 in the consolidated statement of income for the year ended September 30, 2015 ($0 net gain or loss for the year ended September 30, 2014).

The following table presents the fair values of the Company’s derivative financial instruments for the following periods:

	(in thousands of dollars)
	September 30, 2015		September 30, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign currency contracts	-	22	-	-

The above liability derivative foreign currency contracts represent a Level 2 liability at September 30, 2015 in accordance with the fair value hierarchy described in Note 1 N.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2015. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2016	Fair Value
On balance sheet financial instruments:
In $ U.S. Currency
Accounts receivable in British Pounds	1,412	1,412
Accounts receivable in Euros	2,120	2,120
Accounts payable in British Pounds	1,880	1,880
Accounts payable in Euros	4,980	4,980
Anticipated Transactions
In $ U.S. Currency
Firmly committed sales contracts
In British Pounds	1,304	1,304
In Euros	1,653	1,653

Interest rate risk

At September 30, 2015, the Company’s wholly owned subsidiary, Sevcon USA, Inc., had $500,000 (September 30, 2014: $1,700,000) of interest bearing debt related to a secured revolving credit facility which was entered into for working capital and general corporate purposes.

The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2015 the risk arising from changes in interest rates was not material.

Index
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

September 30, 2015 and 2014

(in thousands of dollars except share and per share data)
	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,048	$11,238
Trade receivables net of allowances for doubtful accounts of $37 in 2015 and $40 in 2014	8,995	6,694
Other receivables	467	183
Inventories	6,790	6,258
Deferred taxes	1,244	522
Prepaid expenses and other current assets	2,337	1,225
Total current assets	27,881	26,120
Property, plant and equipment, at cost:
Land and improvements	21	23
Buildings and improvements	693	741
Equipment	11,485	10,918
	12,199	11,682
Less: accumulated depreciation	(9,574)	(9,577)
Net property, plant and equipment	2,625	2,105
Long-term deferred tax assets	3,232	3,910
Goodwill	1,435	1,435
Other long-term assets	443	397
Total assets	$35,616	$33,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$-	$28
Accounts payable	6,184	4,405
Accrued expenses	1,973	1,836
Accrued and deferred taxes on income	-	7
Dividends payable	200	-
Total current liabilities	8,357	6,276
Liability for pension benefits	10,963	9,529
Long-term debt	500	1,700
Total liabilities	19,820	17,505

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; Outstanding – 452,124 shares at September 30, 2015 and 460,769 shares at September 30, 2014	45	46
Common stock, par value $.10 per share – authorized – 20,000,000 shares at September 30, 2015 and 8,000,000 at September 30, 2014; Outstanding 3,694,872 shares at September 30, 2015 and 3,588,958 shares at September 30, 2014	369	359
Premium paid in on common stock	6,637	6,040
Premium paid in on preferred stock	9,058	9,231
Retained earnings	10,607	9,495
Accumulated other comprehensive loss	(11,004)	(8,829)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	15,712	16,342
Non-controlling interest	84	120
Total stockholders’ equity	15,796	16,462
Total liabilities and stockholders’ equity	$35,616	$33,967

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF INCOME
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2015 and 2014
(in thousands except per share data)
	2015	2014
Net sales	$41,142	$37,923
Cost of sales	(25,308)	(23,133)
Gross profit	15,834	14,790
Selling, general and administrative expenses	(10,263)	(9,801)
Research and development expenses	(3,677)	(3,964)
Operating income	1,894	1,025
Interest expense	(76)	(136)
Interest income	31	10
Foreign currency gain (loss)	118	(83)
Change in fair value of foreign exchange contracts	(22)	-
Income before income tax	1,945	816
Income tax provision	(406)	(85)
Net income	1,539	731
Net loss attributable to non-controlling interests	36	201
Net income attributable to Sevcon, Inc. and subsidiaries	1,575	932
Preference share dividends	(440)	(23)
Net income attributable to common stockholders	$1,135	$909
Basic income per share	$0.33	$0.27
Fully diluted income per share	$0.32	$0.19
Weighted average shares used in computation of earnings per share:
Basic	3,469	3,398
Diluted	4,929	4,856

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2015 and 2014
	(in thousands of dollars)
	2015	2014
Net income attributable to Sevcon, Inc. and subsidiaries	$1,575	$932
Other comprehensive loss
Foreign currency translation adjustment	(318)	(99)
Defined benefit pension plans:
Actuarial loss net of $644 tax benefit (2014:Actuarial loss net of $351 tax benefit)	(1,857)	(1,311)
Comprehensive loss	$(600)	$(478)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2015 and 2014
(in thousands except number of shares data)

	Preferred Stock $0.10 par value		Common Stock $0.10 par value
	Number of Shares	Amount	Number of Shares	Amount	Premium paid in on Common Stock and Preferred Stock	Retained Earnings	Non-Controlling Interest	Other comprehensive loss	Total stockholders’ equity
Balance September 30, 2013	-	$-	3,474,388	$347	$5,699	$8,591	$-	$(7,419)	$7,218
Net income						932			932
Currency translation adjustment								(99)	(99)
Issuance of restricted stock			108,600	11	(11)				-
Repurchase of shares			(8,223)	(1)	(62)				(63)
Stock-based compensation					320				320
Issuance of preferred stock	465,500	47			9,326	(28)			9,345
Conversion of preferred stock to common stock	(4,731)	(1)	14,193	2	(1)				-
Non-controlling interest							120		120
Pension liability adjustment, net of tax benefit of $351								(1,311)	(1,311)
Balance September 30, 2014	460,769	$46	3,588,958	$359	$15,271	$9,495	$120	$(8,829)	$16,462
Net income						1,575			1,575
Dividends						(463)			(463)
Currency translation adjustment								(318)	(318)
Issuance of restricted stock			92,600	9	(9)				-
Repurchase of shares			(12,621)	(2)	(96)				(98)
Stock-based compensation					554				554
Shortfall related to current year stock compensation					(23)				(23)
Conversion of preferred stock to common stock	(8,645)	(1)	25,935	3	(2)				-
Non-controlling interest							(36)		(36)
Pension liability adjustment, net of tax benefit of $644								(1,857)	(1,857)
Balance September 30, 2015	452,124	$45	3,694,872	$369	$15,695	$10,607	$84	$(11,004)	$15,796

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2015 and 2014
	(in thousands of dollars)
	2015	2014
Cash flow from operating activities:
Net income	$1,539	$731
Adjustments to reconcile net income to net cash (used by) generated from operating activities:
Depreciation	637	608
Unrealized loss on foreign exchange contracts	22	-
Stock-based compensation	554	320
Pension contributions greater than pension expense	(412)	(477)
Deferred tax charge	344	260
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	(3,045)	(84)
Other receivables	(190)	197
Inventories	(841)	(544)
Prepaid expenses and other assets	(984)	(906)
Accounts payable	2,040	506
Accrued expenses	245	(218)
Accrued and deferred taxes on income	(70)	(53)
Net cash (used by) generated from operating activities	(161)	340
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(1,309)	(744)
Investment in joint venture, net of cash required	-	321
Net cash used by investing activities	(1,309)	(423)
Cash flow (used by) generated from financing activities:
Net repayment of long term debt	(1,228)	(47)
Repurchase of common stock	(98)	(63)
Dividends paid	(263)	-
Proceeds from issuance of preferred stock, net of costs	-	9,345
Excess tax benefits from stock compensation	14	-
Net cash (used by) generated from financing activities	(1,575)	9,235
Effect of exchange rate changes on cash	(145)	24
Net (decrease) increase in cash	(3,190)	9,176
Beginning balance - cash and cash equivalents	11,238	2,062
Ending balance - cash and cash equivalents	$8,048	$11,238
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$135	$3
Cash paid for interest	$76	$136
Non-cash accrual of dividend payable	$200	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sevcon, Inc. and Subsidiaries

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

Sevcon, Inc. (or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan and a 50% owned joint venture located in China, and through an international dealer network, the Company designs and sells, under the Sevcon name, motor controllers for zero emission electric and hybrid vehicles (EVs). The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to optimize the energy consumption of the vehicle's power source. Sevcon's customers are manufacturers of on and off-road vehicles, including cars, trucks, buses, motorcycles, fork lift trucks, aerial lifts, mining vehicles, airport tractors, sweepers and other electrically powered vehicles. Through another subsidiary located in the United Kingdom, Sevcon, Inc. manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

Prior period balances in the consolidated statement of income have been reclassified to conform to the current period presentation of disclosing separately research and development expenses and selling, general and administrative expenses. In 2014 these expenses were disclosed together as selling, research and administrative expenses

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Ltd, Industrial Capacitors (Wrexham) Ltd., Sevcon Asia Limited, Sevcon Japan KK and Sevcon Security Corp., in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

Accounting for joint-venture subsidiary

For the Company's less than wholly-owned subsidiary, Sevcon New Energy Technology (Hubei) Company Limited, the Company first analyzes whether this joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the entity in which the Company holds its interest qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

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

B. Revenue recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured. Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the consolidated statements of income. The Company classifies amounts charged to its customers for shipping and handling in net sales in its consolidated statement of income. The Company’s only post-shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained.

Index
Warranty reserves are included on the balance sheet within accrued expenses. The movement in warranty reserves was as follows:

	(in thousands of dollars)
	2015	2014
Warranty reserves at beginning of year	153	138
Decrease in beginning balance for warranty obligations settled during the year	(37)	-
Foreign currency translation adjustment	(10)	(4)
Net increase in warranty reserves for products sold during the year	172	19
Warranty reserves at end of year	$278	$153

Infrequently the Company enters into fixed-price non-recurring engineering contracts. We record revenue on engineering services contracts using either the percentage-of-completion method or the completed contract method. In general, the performance of these types of contracts involves the design, development, and prototype manufacture of complex engineered products to our customer’s specifications. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	the contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement;

•	both the Company and the customer are expected to satisfy all of the contractual obligations; and,

•	reasonably reliable estimates of total revenue, total cost, and the progress towards completion can be made.

The percentage-of-completion method recognizes estimates for contract revenue and costs in progress as work on the contract continues. Estimates are revised as additional information becomes available. If estimates of costs to complete a contract indicate a loss, a provision is made at that time for the total loss anticipated on the contract.

We use the completed contract method if reasonably dependable estimates cannot be made or for which inherent hazards make estimates doubtful. Under the completed contract method, contract revenue and costs in progress are deferred as work on the contract continues.

C. Research and development

The cost of research and development programs is charged against income as incurred and amounted to $3,677,000 in 2015 and $3,964,000 in 2014, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives and research and development expense associated with engineering services revenue recorded in cost of sales. Research and development expense, net, was 9% of sales in 2015 and 10% of sales in 2014.

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $54,000 in 2015 associated with research and development expense of $262,000. The Company recorded grant income of $84,000 associated with research and development expense of $251,000 in respect of this Technology Strategy Board grant in 2014.

In 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. The Company recorded grant income from this Technology Strategy Board project of $54,000 in 2015 associated with research and development expense of $459,000. The Company recorded grant income from this Technology Strategy Board project of $410,000 in 2014 associated with research and development expense of $1,638,000.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $3,000 in 2015 associated with research and development expense of $14,000. The Company recorded grant income from this Technology Strategy Board project of $6,000 in 2014 associated with research and development expense of $25,000.

In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $80,000 associated with research and development expense of $443,000.

In 2015 and 2014, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. The credit is a percentage, which currently ranges from 10% to 14.5% depending on circumstances, of qualifying research and development expenditure in the period. The credit discharges income tax the Company would have to pay or allows companies without an income tax liability to receive a refund payment from the U.K. government. In 2015, the Company recorded an income statement credit of $463,000 (2014 - $261,000) and had an income tax receivable balance of $469,000 at September 30, 2015 from this initiative (2014 - $227,000).

Index
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

Sevcon, Inc. files tax returns in the respective countries in which it operates. The financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions.  We recognize interest and penalties relating to income tax matters as a component of income tax provision. See Note 5.

G. Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories at September 30, 2015 was $443,000 and at September 30, 2014, the reserve was $485,000.

Inventories comprised:

	(in thousands of dollars)
	2015	2014
Raw materials	$2,453	$2,095
Work-in-process	90	102
Finished goods	4,247	4,061
	$6,790	$6,258

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

I. Translation of foreign currencies

Sevcon, Inc. translates the assets and liabilities of its foreign subsidiaries at the current rate of exchange, and statement of income accounts at the average exchange rates in effect during the period. Gains or losses from foreign currency translation are credited or charged to the cumulative translation adjustment included in the statements of comprehensive loss and as a component of accumulated other comprehensive loss in stockholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are shown in the consolidated statements of income.

J. Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in four separate plants in Poland, Malaysia, Mexico and China. Approximately 53% of the Company’s sales are made in U.S. Dollars, 26% are made in British Pounds and 21% are made in Euros. Approximately 20% of the Company’s cost of sales is incurred in British Pounds and 66% is incurred in Euros. This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. Dollar, the British Pound and the Euro. The Company uses derivative financial instruments to partially offset its market exposure to these fluctuations and does not enter into derivative contracts for speculative or trading purposes.

Derivative financial instruments designated as cash flow hedges:

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

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recognized in equity in other comprehensive income. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income within ‘Other income and expense’.

Amounts accumulated in equity are reclassified to profit or loss in the periods when the hedged item affects profit or loss (for example, when foreign currency denominated financial liabilities are translated in their functional currencies). The gain or loss relating to the effective portion of cross currency swaps which hedge the effects of changes in foreign exchange rates are recognized in the consolidated statement of income within ‘foreign exchange differences’. When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the consolidated statement of income.

The company did not have any financial instruments designated as cash flow hedges at September 30, 2015 or September 30, 2014.

Derivative financial instruments not designated for hedging:

The fair value of derivative financial instruments that do not meet the FASB authoritative guidance for hedge accounting are immediately recognized in the consolidated statement of income under “Other income and expense”.  The fair value of these derivatives are recorded under “Prepaid expenses and other current assets” for asset derivatives or “Accrued expenses and other current liabilities” for liability derivatives, in the consolidated balance sheets.

During the year the company entered into foreign currency forward contracts to hedge its exposure to future fluctuations in the exchange rate between the U.S. Dollar and the Euro.  These contracts were intended to partially hedge the U.S. Dollar equivalent cost of the company’s planned purchases of inventory denominated in Euros.  The total gross amount of the outstanding forward contracts was $803,670 at September 30, 2015 ($0 at September 30, 2014).  These agreements were recorded at fair value in the consolidated balance sheet, resulting in a net loss of $22,000 in the consolidated statement of income for the year ended September 30, 2015 ($0 net gain or loss for the year ended September 30, 2014).

Index
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

Basic and diluted net income per common share for the two years ended September 30, 2015 is calculated as follows:

	(in thousands of dollars except per share data)
	2015	2014

Numerator:
Net income attributable to common stockholders for computing net income per ordinary share - basic	$1,135	$909
Dividend eliminated upon assumed conversion of convertible preference shares	440	23
Net income attributable to common stockholders for computing net income per ordinary share - diluted	$1,575	$932

Denominator:
Weighted average shares used in calculating net income per ordinary share - basic	3,469	3,398
Adjustment for assumed conversion of convertible preference shares	1,374	1,382
Adjustment for shares issuable upon vesting of restricted stock	86	76
Weighted average shares used in calculating net income per ordinary share - diluted	4,929	4,856
Net income per ordinary share - basic	$0.33	$0.27
Net income per ordinary share - diluted	$0.32	$0.19
No. of shares of convertible preference stock excluded during the period as such shares and related dividends would have the effect of increasing earnings per share	-	-

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

Index
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

At September 30, 2015, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 8, Employee Benefit Plans, debt as disclosed in Note 10 and forward contracts as disclosed in Note 11, Derivative Financial Instruments.

O. Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2015 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at September 30, 2015 approximated $500,000 (the carrying value on the consolidated balance sheet at September 30, 2015) based on recent financial market pricing. The long term debt represents a level 2 liability in accordance with the fair value hierarchy outlined above.

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

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. At each of September 30, 2015 and 2014, there was $1,435,000 of goodwill on the balance sheet of the Company which related wholly to one business segment, the controls segment, and the estimated fair value of the reporting unit exceeded its carrying value under each method of calculation performed.

Q. New Accounting Pronouncements

In May 2014, the FASB amended its guidance regarding revenue recognition and created a new Topic 606, ‘Revenue from Contracts with Customers’. The objectives for creating Topic 606 were to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, provide more useful information to users of the financial statements through improved disclosure requirements, simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer, and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transition price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfied a performance obligation. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments may be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendment recognized at the date of initial application. We are currently assessing the impact of adoption of this standard on our consolidated financial statements.

Index
R. Employee Benefit Plans

Sevcon, Inc. recognizes its pension plans’ over-funded or under-funded status in its consolidated balance sheets and recognizes the change in a plan’s funded status in comprehensive income in the year which the changes occur.

(2) CAPITAL STOCK

Sevcon, Inc. has two classes of authorized capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 20,000,000 shares of common stock, $.10 par value.

(3) STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan there were 139,578 shares reserved and available for grant at September 30, 2015. There were 219,557 shares reserved and available for grant at September 30, 2014.  There were no options exercised in 2015 or in 2014.

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

There were no options outstanding or exercisable at September 30, 2015 or September 30, 2014, and there were no options granted or exercised in the year ended September 30, 2015.

In December 2014, the Company granted 42,000 shares of restricted stock to eight employees, which will vest in two equal annual installments so long as the employee is then employed by the Company, or as determined by the Compensation Committee. The estimated fair value of the stock measured on the date of grant was $330,000, based on the fair market value of the stock on the date of issue. The unvested compensation is being charged to income on a straight line basis over two years. The charge to income for this employee restricted stock in 2015 was $124,000 and the subsequent charge will be approximately $41,000 on a quarterly basis.

In December 2014, the Company granted 20,000 shares of restricted stock to three employees, which will vest in five equal annual installments so long as the employee is then employed by the Company, or as determined by the Compensation Committee. The estimated fair value of the stock measured on the date of grant was $139,000, based on the fair market value of the stock on the date of issue. The unvested compensation is being charged to income on a straight line basis over five years. The charge to income for this employee restricted stock in 2015 was $21,000 and the subsequent charge will be approximately $7,000 on a quarterly basis.

In February 2015, the Company granted 30,600 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2016 annual meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of grant was $225,000, based on the closing sale price of the stock on the date of grant. Compensation expense is being charged to income on a straight line basis over the twelve month requisite service period during which the forfeiture conditions lapse. The charge to income for these restricted stock grants in 2015 was $131,000 and the subsequent charge will be approximately $56,000 on a quarterly basis.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Index
Restricted stock transactions under the plans for the two years ended September 30, 2015 were as follows:

	(in thousands of shares)
	2015	2014
Beginning Balance – Non-vested	168.6	103.8
Granted to employees – 5 year vesting	20.0	80.0
Granted to employees – 2 year vesting	42.0	-
Granted to non-employee directors – 1 year vesting	30.6	28.6
Vested	(64.6)	(43.8)
Forfeited	-	-
Ending Balance – Non-vested	196.6	168.6
Weighted-average fair value for shares granted during the year	$7.49	$5.23
Weighted-average fair value for shares vested during the year	$6.32	$4.63
Weighted-average fair value for ending balance - non-vested	$5.97	$5.27

As of September 30, 2015, there was $776,000 of compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Stock-based compensation expense was $554,000 and $320,000 for the years ended September 30, 2015 and 2014, respectively.

(4) CASH DIVIDENDS

Common stock dividends:

The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying common stock dividends as conditions and the Company’s operating results improve.

Preferred stock dividends:

At September 30, 2015 there were 452,124 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. Semi-annual dividends of $42,000 and $221,000 were paid on October 15, 2014 and April 15, 2015 respectively.

On September 29, 2015, the board of directors declared a cash dividend of $0.48 per preferred share which was paid on October 15, 2015 to shareholders of record as of October 6, 2015, the record date.

Index
(5) INCOME TAXES

The domestic and foreign components of income before income taxes are as follows:

	(in thousands of dollars)
	2015	2014
Domestic	$863	$430
Foreign	1,082	386
	$1,945	$816

The components of the provision (benefit) for income taxes and deferred taxes for the years ended September 30, 2015 and 2014 are as follows:

	(in thousands of dollars)
	2015
	Current	Deferred
Federal	$38	$349
State	85	3
Foreign	(16)	(53)
	$107	$299

	2014
	Current	Deferred
Federal	$-	$134
State	44	87
Foreign	(97)	(83)
	$(53)	$138

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

	(in thousands of dollars)
	2015	2014
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$659	$275
Increases (decreases) resulting from:
Foreign tax rate differentials	(163)	(122)
State taxes net of federal tax benefit	57	71
Foreign research incentives	(166)	(213)
U.K. rate change	5	27
Other	14	47
Income tax provision in the consolidated statements of income	$406	$85

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

Index
The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2015 and 2014 are as follows:

	2015
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$389	$-	$2,028	$2,417
Inventory basis differences	72	-	-	-	72
Warranty reserves	67	-	-	-	67
Foreign tax credit carry forwards	-	203	-	-	203
Accrued compensation expense	-	-	-	54	54
Net operating losses	-	2	1,101	818	1,921
Other (net)	3	211	1	-	215
	142	805	1,102	2,900	4,949
Liabilities:
Property basis asset (liability)	-	1	-	(233)	(232)
Net asset	142	806	1,102	2,667	4,717
Valuation allowance	-	(158)	-	(83)	(241)
Net deferred tax asset	$142	$648	$1,102	$2,584	$4,476

	2014
	Domestic current	Domestic long-term	Foreign current	Foreign long-term	Total
Assets:
Pension accruals	$-	$186	$37	$1,805	$2,028
Inventory basis differences	69	-	-	-	69
Warranty reserves	21	-	-	-	21
Foreign tax credit carry forwards	-	266	-	-	266
Accrued compensation expense	-	-	-	58	58
Net operating losses	103	108	289	1,568	2,068
Other (net)	-	308	3	-	311
	193	868	329	3,431	4,821
Liabilities:
Property basis asset (liability)	-	12	-	(130)	(118)
Net asset	193	880	329	3,301	4,703
Valuation allowance	-	(159)	-	(112)	(271)
Net deferred tax asset	$193	$721	$329	$3,189	$4,432

The domestic valuation allowance at September 30, 2015 relates primarily to the realizability of foreign tax credit carry forwards in the U.S; the foreign valuation allowance relates to net operating losses in the Company’s Asian subsidiaries.  In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has historically had profitable operations.  The Company’s current projections reflect future profitable operations.  Since the majority of the Company’s net operating loss deferred tax assets relate to operations in countries where net operating losses have unlimited carry forwards, the Company has concluded that no valuation allowance is required on these deferred tax assets.

The Company has generated domestic state net operating losses of $39,100 which will expire in 2028. The Company has generated foreign net operating losses of approximately $9,150,000 which have an indefinite carry forward period.

Index
During the year, the Company elected to receive a refundable tax credit of $463,000 related to certain research and development incentives in the U.K.  These amounts have been recorded in operating income, as they are refunded without regard to actual tax liability.

At September 30, 2015, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $13 million, as those amounts are considered indefinitely invested in light of the Company’s substantial non-U.S. operations. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

Uncertain tax positions

The Company follows FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The Company reviews all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required and consequently the Company has not recorded a liability for uncertain tax positions. The Company’s tax returns are open to audit from 2012 and forward.

(6) ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2015 and 2014 showing separately any items in excess of 5% of total current liabilities was as follows:

	(in thousands of dollars)
	2015	2014
Accrued compensation and related costs	$827	$1,062
Other accrued expenses	1,146	774
	$1,973	$1,836

(7) COMMITMENTS AND CONTINGENCIES

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2015 and September 30, 2014 was $153,000 and $162,000 respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2016 - $227,000 2017 - $211,000; 2018 - $200,000; 2019 - $188,000; 2020 - $173,000 and $2,544,000 thereafter. Net rentals of certain land, buildings and equipment charged to expense were $248,000 in 2015 and $242,000 in 2014.

The U.K. subsidiaries of the Company have given to RBS NatWest Bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,360,000. There were no amounts outstanding on the overdraft facilities at September 30, 2015 or 2014. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, are guaranteed by the Company and are secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. The total amount outstanding under this revolving credit facility was $500,000 at September 30, 2015 and $1,700,000 at September 30, 2014.

(8) EMPLOYEE BENEFIT PLANS

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

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $163,000 and $173,000 at September 30, 2015 and 2014, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

Index
The following table sets forth the estimated funded status of these frozen defined benefit plans and the amounts recognized by Sevcon, Inc.:

	(in thousands of dollars)
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$30,646	$27,908
Interest cost	1,236	1,303
Actuarial loss	1,540	1,911
Benefits paid	(437)	(482)
Foreign currency exchange rate changes	(1,895)	6
Benefit obligation at end of year	31,090	30,646
Change in plan assets:
Fair value of plan assets at beginning of year	21,117	19,554
Return on plan assets	22	1,334
Employer contributions	662	698
Benefits paid	(437)	(482)
Foreign currency exchange rate changes	(1,237)	13
Fair value of plan assets at end of year	20,127	21,117
Funded status	(10,963)	(9,529)
Liability for pension benefits recorded in the balance sheet	$(10,963)	$(9,529)

The funded status of the Company’s defined benefit pension plans declined from a deficit of $9,529,000 at September 30, 2014 to a deficit of $10,963,000 at September 30, 2015.  The increase in the deficit of $1,434,000 was due to several factors.  The actuarial loss in the Company’s U.K. defined benefit plan was due to lower than expected returns on the U.K. plan’s assets of $1 million and also a deterioration in the financial assumptions underlying the calculation of the liabilities during the year, and in particular the yield on high quality corporate bonds, which accounted for a further increase to the liability of $1 million.  In addition a revision to the assumptions relating to the longevity tables in the Company’s U.S. plan resulted in an increase to the liability of $800,000.

Amounts recognized in the balance sheets consist of:

	(in thousands of dollars)
	2015	2014
Non-current liabilities	$10,963	$9,529

Amounts recognized in other comprehensive loss consist of:

	(in thousands of dollars)
	2015	2014
Actuarial loss, net of $644 tax benefit (2014:actuarial loss net of $351 tax benefit)	$(1,857)	$(1,311)

The Sevcon, Inc. net periodic pension cost included the following components:

	(in thousands of dollars)
	2015	2014
Components of net periodic benefit cost:
Interest cost	$1,236	$1,303
Expected return on plan assets	(1,250)	(1,309)
Amortization of net actuarial loss	264	227
Net periodic benefit cost	$250	$221
Net cost of defined contribution plans	$494	$500

Index
The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2015 and 2014 were as set out below:

	2015	2014
Plan obligations:
Discount rate	3.90%	4.24%
Net periodic benefit cost:
Discount rate	3.90%	4.24%
Expected long term return on plan assets	5.73%	6.15%

The assumptions regarding mortality tables and estimated retirement dates were as follows:

	2015	2014

Retirement age – U.K. Plan	65	65

Retirement age – U.S. Plan	65	65

Post-retirement mortality tables – U.K. Plan	105% of the S1PXA birth year tables with the latest CMI projections and a 1.0% p.a. long-term future improvement rate	105% of the S1PXA birth year tables with the latest CMI projections and a 1.0% p.a. long-term future improvement rate

Post-retirement mortality tables – U.S. Plan	RP-2014 White Collar Annuitant with MP-2014 Generational Projection (M/F)	IRS 2013 Present Value Optional Combined Table

Pre-retirement mortality tables – U.K. Plan	None	None

Pre-retirement mortality tables – U.S. Plan	RP-2014 White Collar Employee with MP-2014 Generational Projection (M/F)	IRS 2013 Present Value Optional Combined Table

The changes in these assumptions reflect actuarial advice and changing market conditions and experience. There is no compensation increase assumed in 2015 and in future years as both the U.K. and the U.S. defined benefit pension plans have been frozen and therefore there will be no future benefits earned by employees under these benefit arrangements.

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

At September 30, 2015, the assets of the U.S. plan were invested 83% in mutual funds and 17% in cash and cash equivalents. The U.S. plan had a deficit of $824,000, or 21% of the total U.S. benefit obligation, as at September 30, 2015. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next six years. The Company established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

At September 30, 2015, the assets of the U.K. plan were invested 38% in equity like securities, 19% in U.K. government bonds, 12% in hedge funds, 5% in property, all of which are represented by the Adept Strategy 9 Fund in the table below, 23% in liability matching assets represented by the Schroder Matching Plus Fund in the table below and 3% in cash and cash equivalents. The U.K. plan was frozen effective September 30, 2012 and in consequence there will be no future accrual earned by U.K. employees under this defined benefit arrangement. The U.K. plan had a deficit of $10,139,000 or 37% of the total U.K. benefit obligation, as at September 30, 2015. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next eleven years. The Company has established a defined contribution pension plan for current and future U.K. employees effective October 1, 2012.

Index
The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

During the year, the assets of the frozen U.K. defined benefit plan (the Sevcon Pension Plan, ‘the Plan’) were reorganized by the trustees of the Plan. The trustees appointed Legal & General Investment Management to sell the plan investments held in pooled funds previously managed by Standard Life Investments and a holding in the Absolute Return Fund managed by Ruffer LLP. The cash proceeds were subsequently invested as to 80% in an investment in Adept Strategy 9 Fund, a sub-fund of Adept Investment Management plc, a Qualifying Investor Alternative Investment Fund authorized and supervised by the Central Bank of Ireland. The other 20% of the cash proceeds were invested in a range of Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds to match the profile of the Plan’s liability cash flows.

The tables below present information about our plan assets measured and recorded at fair value as of September 30, 2015 and September 30, 2014, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).

	(in thousands of dollars)
2015	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	13,044	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	3,845	-
U.S. Mutual Funds and Fixed Income Funds	2,557	-	-
U.S. Equity Funds	350	-	-
Other Types of Investments
Cash	331	-	-
Total	3,238	16,889	-

	(in thousands of dollars)
2014	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Mutual Funds
Standard Life Pension Global Absolute Returns Strategies Fund	7,187	-	-
Standard Life UK Indexed Linked Fund Standard Life Long Corporate Bond Fund	1,856 1,785	-	-
CF Rubber Absolute Return Fund	7,177	-	-
U.S. Mutual Funds	2,431
U.S. Exchange Traded Funds	348	-	-
Other Types of Investments
Cash	333	-	-
Total	21,117	-	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s pension plan financial assets held in the Adept Strategy 9 Fund and the Schroder investments are Level 2 assets. The Company uses the Net Asset Value to determine the fair value of underlying investments which (a) do not have readily determinable fair value; and (b) prepare their financial statements consistent with the measurement principles of an investment company. The Funds are not exchange traded. The Funds are not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Funds. The Funds are of perpetual duration.

***	The Company currently does not have any Level 3 pension plan financial assets.

Index
The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

(in thousands of dollars)
2016	$441
2017	514
2018	532
2019	540
2020	550
2021 – 2025	2,958

In 2016, it is estimated that the Company will make contributions to the U.K. and U.S. defined benefit pension plans of $653,000.  In 2016 it is estimated that the Company will recognize $306,000 as a component of the net periodic benefit cost in respect of the amortization of actuarial losses from accumulated other comprehensive loss. Actual payment obligations with respect to the pension plan liability come due over an extended period of time and will depend on changes in the assumptions described above.

(9) SEGMENT INFORMATION

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

	(in thousands of dollars)
	2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	$39,029	$2,113	$-	$41,142
Inter-segment revenues	-	3	-	3
Operating income (loss)	1,776	160	(42)	1,894
Depreciation	556	81	-	637
Identifiable assets, excluding goodwill	25,702	1,176	7,303	34,181
Capital expenditures	1,266	43	-	1,309
	2014
	Controls	Capacitors	Corporate	Total
Sales to external customers	$35,708	$2,215	$-	$37,923
Inter-segment revenues	-	5	-	5
Operating income (loss)	977	283	(235)	1,025
Depreciation	517	90	1	608
Identifiable assets, excluding goodwill	21,072	1,199	10,261	32,532
Capital expenditures	709	33	2	744

Index
The Company has businesses located in the United States, the United Kingdom, France, Korea, Japan and China. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

	(in thousands of dollars)
	2015	2014
Sales:-
U.S. sales	$18,327	$16,389
Foreign sales:
United Kingdom	15,056	13,486
France	7,054	8,026
China	705	22
Total Foreign	22,815	21,534
Total sales	$41,142	$37,923
Long-lived assets:
U.S.A.	$2,205	$2,245
Foreign:
United Kingdom	4,908	5,239
France	298	74
Korea, Japan and China	324	289
Total Foreign	5,530	5,602
Total	$7,735	$7,847

In the electronic controls business segment the revenues were derived from the following products and services:

	(in thousands of dollars)
	2015	2014
Electronic controls for zero emission and hybrid electric vehicles	$26,951	$26,014
Accessory and aftermarket products and services	12,078	9,694
Total controls segment revenues	$39,029	$35,708

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

In 2015 Sevcon, Inc.'s largest customer, Toyota Group, accounted for 10.3% of sales and, at September 30, 2015, 7% of receivables. In 2014 the largest customer, Toyota Group, accounted for 14% of sales and, at September 30, 2014, 17% of receivables.

(10) DEBT

The Company’s wholly owned subsidiary, Sevcon USA, Inc., has a $3,500,000 secured revolving credit facility with Citizens Bank, National Association for working capital and general corporate purposes. The loan and security agreement was extended as of September 30, 2013 and will expire on June 14, 2017 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of Sevcon USA, Inc., without penalty or premium. Under the facility, Sevcon USA, Inc. must maintain, on a quarterly basis, a debt to tangible net worth ratio of no more than 2.40:1 and a debt service coverage ratio of no less than 1.25:1 for each rolling twelve-month period. Interest on the loan is payable monthly, and was calculated at a margin of 3.125% over LIBOR.  The total amount outstanding under this secured revolving credit facility at September 30, 2015 was $500,000 and at September 30, 2014 was $1,700,000.  This $500,000 is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated fair value based on current interest rates.

In July 2015, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,360,000 and which are secured against real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at September 30, 2015 and at September 30, 2014.

Index
Annual principal payments on long term debt at September 30, 2015 are as follows:

(in thousands of dollars)
2017	500
Total	$500

(11) DERIVATIVE FINANCIAL INSTRUMENTS

During the year the company entered into foreign currency forward contracts to hedge its exposure to future fluctuations in the exchange rate between the U.S. Dollar and the Euro.  These contracts were intended to partially hedge the U.S. Dollar equivalent cost of the company’s planned purchases of inventory denominated in Euros.  The total gross amount of the outstanding forward contracts was $803,670 at September 30, 2015 ($0 at September 30, 2014).  These agreements were recorded at fair value in the consolidated balance sheet, resulting in a net loss of $22,000 in the consolidated statement of income for the year ended September 30, 2015 ($0 net gain or loss for the year ended September 30, 2014).

The following table presents the fair values of the Company’s derivative financial instruments for the year:

	(in thousands of dollars)
	September 30, 2015		September 30, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign currency contracts	-	22	-	-

The above liability derivative foreign currency contracts represent a Level 2 liability at September 30, 2015 in accordance with the fair value hierarchy described in Note 1 (N).

(12) CHANGES IN OTHER COMPREHENSIVE LOSS

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in 2015 and 2014:

(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2013	(857)	(6,562)	(7,419)
Current period other comprehensive loss	(99)	(1,311)	(1,410)
Balance September 30, 2014	(956)	(7,873)	(8,829)
Current period other comprehensive loss	(318)	(1,857)	(2,175)
Balance September 30, 2015	(1,274)	(9,730)	(11,004)

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sevcon, Inc.:

We have audited the accompanying consolidated balance sheets of Sevcon, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive loss, stockholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule of Sevcon, Inc. and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevcon, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP
RSM US LLP

Boston, Massachusetts
December 24, 2015

Index
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of September 30, 2015, the disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 using the 2013 framework criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of September 30, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	53	President & Chief Executive Officer
Paul N. Farquhar	53	Vice President, Treasurer & Chief Financial Officer

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

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, “Proposal 1: Election of Directors”.

Index
The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan	-	$-	139,578
Sub Total	-	$-	139,578
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	139,578

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 3: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2016” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

SEVCON, INC.

By /s/ Matthew Boyle	December 24, 2015
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 24, 2015
Matthew Boyle	Officer and Director
(Principal Executive Officer)
/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 24, 2015
Paul N. Farquhar	(Principal Accounting Officer)
/s/ Maarten D. Hemsley	Director	December 24, 2015
Maarten D. Hemsley
/s/ Marvin G. Schorr	Director	December 24, 2015
Marvin G. Schorr
/s/ David R. A. Steadman	Director	December 24, 2015
David R. A. Steadman
/s/ Paul O. Stump	Director	December 24, 2015
Paul O. Stump
/s/ Frederick.A.Wang	Director	December 24, 2015
Frederick. A. Wang
/s/ William J. Ketelhut	Director	December 24, 2015
William J. Ketelhut
/s/ Glenn J. Angiolillo	Director	December 24, 2015
Glenn J. Angiolillo
/s/ Ryan J. Morris	Director	December 24, 2015
Ryan J. Morris
/s/ Walter M. Schenker	Director	December 24, 2015
Walter M. Schenker

Index
INDEX TO EXHIBITS

*(3)(a)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 7, 2011).
*(3)(b)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 filed on July 29, 2014).
*(3)(c)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2013).
*(10)(a)	Sevcon, Inc. 1996 Equity Incentive Plan as amended and restated (incorporated by reference to Exhibit 10 (a) to Annual Report for the year ended September 30, 2014).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the year ended September 30, 2004).
*(10)(d)
Form of Indemnification Agreement dated January 4, 1988 between the registrant and each of its directors (incorporated by reference to Exhibit (10) (e) to Annual Report for the year ended September 30, 1994).

*(10)(e)	Service Agreement dated as of July 1, 2010, between Mathew Boyle and Sevcon Limited (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(f)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Matthew Boyle and Sevcon, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 6, 2010).

*(10)(g)	Service Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon Limited (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 6, 2010).
*(10)(h)
Noncompetition/Nonsolicitation Agreement dated as of July 1, 2010, between Paul N. Farquhar and Sevcon, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on July 6, 2010).

(10)(i)	Summary of Director and Executive Officer Non-Plan Compensation (filed herewith).
*(10)(j)	Second Amendment to Loan and Security Agreement by and between Sevcon USA, Inc. and Citizens Bank, National Association, dated as of September 30, 2013.
*(10)(k)
Loan and Security Agreement by and between Sevcon USA, Inc. and Citizens Bank, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 21, 2011).

*(10)(l)
Unlimited Guaranty by Sevcon, Inc. in favor of Citizens Bank, National Association, dated June 15, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 21, 2011).

(21)	Subsidiaries of the registrant (filed herewith).
(23)	Consent of RSM US LLP
(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. These materials are furnished and not “filed” herewith.

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

Index
SCHEDULE II
SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2015 and 2014

	(in thousands of dollars)
Allowance for doubtful accounts	2015	2015
Balance at beginning of year	40	61
Additions charged to costs and expenses	32	2
Deductions from reserves:
Reduction in reserve	-	(6)
Write off of uncollectible accounts	(33)	(14)
Foreign currency translation adjustment	(2)	(3)
Balance at end of year	37	40