Form 10-Q
period 2016-01-02
SEVCON, INC.
filed 2016-02-16
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2016
Common stock, par value $.10	4,236,112

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 2, 2016

Index
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	January 2, 2016 (unaudited)	September 30, 2015 (derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$6,787	$8,048
Trade receivables net of allowances for doubtful accounts of $36 at January 2, 2016 and $37 at September 30, 2015	7,881	8,995
Other receivables	819	467
Inventories	8,198	6,790
Deferred taxes	594	1,244
Prepaid expenses and other current assets	1,932	2,337
Total current assets	$26,211	$27,881
Property, plant and equipment, at cost:
Land and improvements	21	21
Buildings and improvements	676	693
Equipment	11,540	11,485
	12,237	12,199
Less: accumulated depreciation	(9,522)	(9,574)
Net property, plant and equipment	2,715	2,625
Long-term deferred tax assets	3,765	3,232
Goodwill	1,435	1,435
Other long-term assets	451	443
Total assets	$34,577	$35,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	172	-
Accounts payable	4,991	6,184
Current portion of long-term debt	1,000	-
Accrued expenses	1,772	1,973
Dividends payable	-	200
Total current liabilities	7,935	8,357
Liability for pension benefits	10,647	10,963
Long-term debt	-	500
Total liabilities	$18,582	$19,820
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share – authorized – 1,000,000 shares; Outstanding – 452,124 shares at January 2, 2016 and September 30, 2015	45	45
Common stock, par value $.10 per share – authorized – 20,000,000 shares; Outstanding 3,706,412 shares at January 2, 2016 and 3,694,872 shares at September 30, 2015	371	369
Premium paid in on common stock	6,786	6,637
Premium paid in on preferred stock	9,058	9,058
Retained earnings	10,712	10,607
Accumulated other comprehensive loss	(11,023)	(11,004)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	15,949	15,712

Non-controlling interest	46	84
Total stockholders’ equity	15,995	15,796
Total liabilities and stockholders’ equity	$34,577	$35,616

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars except per share data)
	Three months ended
	January 2, 2016	January 3, 2015
Net sales	$9,115	$9,933
Cost of sales	(4,999)	(6,375)
Gross profit	4,116	3,558
Selling, general and administrative expenses	(2,760)	(2,493)
Research and development expenses	(860)	(783)
Acquisition costs	(316)	-
Operating income	180	282
Interest expense	(22)	(26)
Interest income	8	5
Foreign currency (loss) gain	(71)	44
Income before income tax	95	305
Income tax provision	(11)	(40)
Net income	84	265
Net loss attributable to non-controlling interests	38	17
Net income attributable to Sevcon, Inc. and subsidiaries	122	282
Preferred share dividends	(111)	(111)
Net income attributable to common stockholders	$11	$171
Basic income per share	$0.00	$0.05
Fully diluted income per share	$0.00	$0.05
Weighted average shares used in computation of earnings per share:
Basic	3,429	3,427
Diluted	3,576	3,513

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 2, 2016	January 3, 2015
Net income attributable to Sevcon, Inc. and subsidiaries	$122	$282
Other comprehensive income
Foreign currency translation adjustment	(78)	(144)
Defined benefit pension plans:
Actuarial loss net of $18 tax benefit (2015:Actuarial loss net of $14 tax benefit)	59	50
Comprehensive income	$103	$188

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	January 2, 2016	January 3, 2015
Cash flow from operating activities:
Net income	$84	$265
Adjustments to reconcile net income to net cash used by operating activities:

Depreciation	169	157
Stock-based compensation	152	113
Pension contributions less than (greater than) pension expense	8	(52)
Deferred tax provision	11	39
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	890	(498)
Other receivables	(279)	(82)
Inventories	(1,539)	(242)
Prepaid expenses and other current assets	370	(49)
Accounts payable	(1,090)	(680)
Accrued expenses	(166)	85
Accrued and deferred taxes on income	(31)	(50)
Bank overdraft	172	-
Net cash used by operating activities	(1,249)	(994)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(323)	(293)
Net cash used by investing activities	(323)	(293)
Cash flow generated from (used by) financing activities:	-	-
Net borrowings/(repayment) of long term debt	500	(1,713)
Dividends paid	(217)	(42)
Net cash generated from (used by) financing activities	283	(1,755)
Effect of exchange rate changes on cash	28	(85)
Net decrease in cash	(1,261)	(3,127)
Beginning balance - cash and cash equivalents	8,048	11,238
Ending balance - cash and cash equivalents	$6,787	$8,111
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31	$50
Cash paid for interest	$21	$26

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – January 2, 2016

(Unaudited)

(1)	Basis of presentation

Sevcon, Inc. (or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. (Tech/Ops). Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan and a 50% owned joint venture located in China, and through an international dealer network, the Company designs and sells, under the Sevcon name, motor controllers for zero emission electric and hybrid vehicles (EVs). The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to optimize the energy consumption of the vehicle's power source. Through a wholly-owned subsidiary in Italy acquired in January 2016, the Company also designs, manufactures and sells battery chargers for electric vehicles and power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories. Sevcon's customers are manufacturers of on and off-road vehicles, including cars, trucks, buses, motorcycles, fork lift trucks, aerial lifts, mining vehicles, airport tractors, sweepers and other electrically powered vehicles. Through another subsidiary located in the United Kingdom, Sevcon, Inc. manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

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

Accounting for joint-venture subsidiary

For the Company's less than wholly (50%) owned joint venture subsidiary, Sevcon New Energy Technology (Hubei) Company Limited, the Company first analyzes whether this joint venture is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

Based on the Company's analysis for this joint venture, the Company has determined that it is a VIE and that the Company is the primary beneficiary. While the Company owns 50% of the equity interest in the joint venture, the other 50% is owned by a local unrelated third party, and the joint venture agreement with that third party provides the Company with greater voting rights. Accordingly, the Company consolidates its joint venture under the VIE rules and reflects the third party’s 50% interest in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for the third party’s share of the respective consolidated investments’ net income or loss or equity contributions and distributions. This non-controlling interest is not redeemable by the equity holders and is presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of January 2, 2016 and the results of operations and cash flows for the three months ended January 2, 2016. These unaudited interim financial statements should be read in conjunction with the 2015 annual consolidated financial statements and related notes included in the 2015 Sevcon, Inc. Annual Report filed on Form 10-K (the “2015 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Index
The results of operations for the three month period ended January 2, 2016 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2015 to the significant accounting policies followed by Sevcon, Inc.

(3)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 89,578 shares reserved and available for grant at January 2, 2016. There were 157,557 shares reserved and available for grant at January 3, 2015.

The plan, which is shareholder-approved, permits the grant of Restricted Stock, Restricted Stock Units, Options and Stock Appreciation Rights (“SARs”). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. The Company believes that such awards better align the interests of the employees with those of its shareholders. Options granted are exercisable at a price not less than fair market value on the date of grant. Recipients of grants of options must execute a standard form of non-competition agreement.

Share options

The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much the Company recognizes as stock-based compensation expense. The fair values of the Company’s stock options were estimated at the grant dates. The weighted average input assumptions used and resulting fair values of stock options were as follows for fiscal 2016:

Expected life (in years)	4.02
Risk-free interest rate	1.55%
Volatility	61.43%
Dividend yield	0.00%
Weighted-average fair value per share	$4.82

Risk-free Interest Rate
The Company bases the risk-free interest rate assumption on zero-coupon U.S. treasury instruments appropriate for the expected term of the stock option grants.

Expected Dividend Yield
The Company bases the expected dividend yield assumption on the fact that there is no present intention to pay cash dividends. Therefore an expected dividend yield of zero has been used.

Expected Volatility
The expected stock price volatility for the Company’s common stock is estimated based on the historic volatility of the Company’s common stock for a period equivalent to the expected term of the stock option grants.

Expected Term
The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical evidence for determining the expected term of the stock option awards granted, the expected life assumption has been determined using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period.

Index
Performance based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.944 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company’s meeting an earnings per share target applicable to fiscal year 2018 so long as the employee is then employed by the Company set by the Compensation Committee. The estimated fair value of the stock on the date of the grant was $185,000 based on the fair market value of stock on the date of issue. The unvested compensation is being charged to income over three years. The charge to income for this employee stock option grant will be approximately $15,000 on a quarterly basis.

Restricted stock:

In December 2015, the Company granted 11,540 shares of restricted stock to four employees which will vest subject to the Company’s meeting the same earnings per share target applicable to fiscal year 2018, so long as the employee is then employed by the Company. The estimated fair value of the stock on the date of the grant was $116,000 based on the fair market value of stock on the date of issue. The unvested compensation is being charged to income over three years. The charge to income for this employee stock option grant will be approximately $10,000 on a quarterly basis.

Management has assessed the performance criteria relating to these grants and concluded that are likely to be met. Accordingly the relevant portion of the charge has been taken to income in the quarter ended January 2, 2016.

There were 38,460 options granted during the quarter ended January 2, 2016. The weighted average grant date fair value of these options was $4.82. No options were granted in the quarter ended January 3, 2015.

A summary of option activity under the employee share option plan as of January 2, 2016, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	$-	-	-
Granted	38,460	$10.06	5.00	$11,153
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at January 2, 2016	38,460	$10.06	4.96	$11,153
Exercisable	-	-	-	-
Vested and expected to vest	35,088	$10.06	4.96	$10,176

Time-based awards

The Company awarded no time-based options in the quarter ended January 2, 2016.

Restricted stock:

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

Index
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

A summary of restricted stock activity for the three months ended January 2, 2016 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	196,600	$5.97
Granted	11,540	$7.85
Vested	(61,000)	$6.41
Non-vested balance as of September 30, 2015	196,600	$5.97
Granted	11,540	$7.85
Vested	(61,000)	$6.41
Non-vested balance as of January 2, 2016	147,140	$5.94

	Number of shares of Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2015	-	$-
Granted	38,460	$7.85
Vested	-	$-
Non-vested balance as of January 2, 2016	38,460	$7.85

Stock-based compensation expense was $152,000 and $113,000 for the three month periods ended January 2, 2016 and January 3, 2015, respectively. At January 2, 2016, there was $925,000 of unrecognized compensation expense related to restricted stock and stock options granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.3 years.

(4)	Cash dividends

Common stock dividends:

The Company is not paying a dividend at the present time and the Board of Directors will consider whether to pay a common stock dividend in the future.

Index
Preferred Stock dividends:

At January 2, 2016 there were 452,124 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $217,000 was paid on October 15, 2015 and the next semi-annual dividend will be paid on April 15, 2016.

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

Basic and diluted net income per common share for the three month periods ended January 2, 2016 and January 3, 2015 were calculated as follows:

	(in thousands except per share data)
	Three Months ended
	January 2, 2016	January 3, 2015
Numerator:
Net income attributable to common stockholders for computing net income per ordinary share – basic	$11	$171
Dividend eliminated upon assumed conversion of convertible preferred stock	-	-
Net income attributable to common stockholders for computing net income per ordinary share – diluted	$11	$171

Denominator:
Weighted average shares used in calculating net income per ordinary share – basic	3,429	3,427
Adjustment for assumed conversion of convertible preferred stock	-	-
Adjustment for shares issuable upon vesting of restricted stock	147	86
Weighted average shares used in calculating net income per ordinary share – diluted	3,576	3,513
Net income per ordinary share - basic	$0.00	$0.05
Net income per ordinary share - diluted	$0.00	$0.05
No. of shares of convertible preferred stock that are anti-dilutive excluded from calculation of common stock equivalents	1,356	1,382

(6)	Segment information

The Company has two reportable segments: electronic controls and capacitors. The electronic controls segment produces microprocessor based control systems for zero emission and hybrid electric vehicles. The capacitor segment produces special-metalized film capacitors for sale to electronic equipment manufacturers. Each segment has its own management team, manufacturing facility and sales force.

Index
The significant accounting policies of the segments are the same as those described above and in Note 1 to the Notes to Consolidated Financial Statements in the 2015 10-K. Inter-segment sales are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	Three months ended January 2, 2016
	Controls	Capacitors	Corporate	Total
Sales to external customers	8,707	408	-	9,115
Inter-segment revenues	-	-	-	-
Operating income (loss)	484	(43)	(261)	180
Identifiable assets	32,099	889	154	33,142

	Three months ended January 3, 2015
	Controls	Capacitors	Corporate	Total
Sales to external customers	9,419	514	-	9,933
Inter-segment revenues	-	2	-	2
Operating income	348	36	(102)	282
Identifiable assets	21,376	1,142	7,117	29,635

In the electronic controls business segment, revenues were derived from the following products and services:

	(in thousands of dollars)
	Three Months ended
	January 2, 2016	January 3, 2015
Electronic controls for zero emission and hybrid electric vehicles	$6,450	$6,064
Accessory and aftermarket products and services	2,257	3,355
Total controls segment revenues	$8,707	$9,419

(7)	Research and development

The cost of research and development programs is charged against income in each period.

In recent years the Company has received several awards of research and development grants by the Technology Strategy Board, a public body established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $0 in the first quarter of 2016 associated with research and development expense of $6,807. The Company recorded grant income of $8,000 associated with research and development expense of $23,000 in respect of this Technology Strategy Board grant in the first quarter of 2015. On completion of this project in the second quarter of 2016 the balance of grant income of approximately $37,000 will be recorded.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this Technology Strategy Board project of $225 in the first quarter of 2016 associated with research and development expense of $956. The Company recorded grant income from this Technology Strategy Board project of $289 in the first quarter of 2015 associated with research and development expense of $1,228.

Index
In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $30,000 in the first quarter of 2016 associated with research and development expense of $165,000.

The grant income in the first quarter of 2016 and 2015 was recorded as a reduction of research and development expense.

(8)	Employee benefit plans

Sevcon, Inc. has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business.

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $158,000 and $165,000 at January 2, 2016 and January 3, 2015, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

The Company has frozen the U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees. The Company uses a September 30 measurement date for its defined benefit pension plans.

The following table sets forth the components of the net pension cost for the three month periods ended January 2, 2016 and January 3, 2015, respectively:

	(in thousands of dollars)
	Three Months ended
	January 2, 2016	January 3, 2015
Interest cost	$296	$316
Expected return on plan assets	(289)	(313)
Amortization of net loss	77	64
Net periodic benefit cost	84	67
Net cost of defined contribution plans	$155	$147
Net cost of all employee benefit plans	$239	$214

The following table sets forth the movement in the liability for pension benefits in the three month periods ended January 2, 2016 and January 3, 2015:

	(in thousands of dollars)
	Three Months ended
	January 2, 2016	January 3, 2015
Liability for pension benefits at beginning of period	$10,963	$9,529
Interest cost	296	316
Expected return on plan assets	(289)	(313)
Plan contributions	(76)	(119)
Effect of exchange rate changes	(247)	(484)
Balance at end of period	$10,647	$8,929

Index
Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	January 2, 2016	January 3, 2015
Non-current liabilities	$10,647	$8,929

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	January 2, 2016	January 3, 2015
Actuarial loss, net of $18,000 tax benefit (2015: net of $14,000 tax benefit)	$59	$50

Sevcon, Inc. did not contribute to its U.S. defined benefit plan in the three months ended January 2, 2016; it presently anticipates contributing $200,000 to fund its U.S. plan in the remainder of fiscal 2016. In addition, employer contributions to the U.K. defined benefit plan were $76,000 in the first three months and are estimated to total $445,000 in 2016.

The tables below present information about the Company’s pension plan assets measured and recorded at fair value as of January 2, 2016 and September 30, 2015, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

(in thousands of dollars)
January 2, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)

Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	12,356	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	4,428	-
U.S. Mutual Funds and Fixed Income Funds	2,589	-	-
U.S. Equity Funds	368	-	-
Per ‘Mutual Funds’
Other Types of Investments
Cash	265	-	-
Total	3,222	16,784	-

(in thousands of dollars)
September 30, 2015	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	13,044	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	3,845	-
U.S. Mutual Funds and Fixed Income Funds	2,557	-	-
U.S. Equity Funds	350	-	-
Other Types of Investments
Cash	331	-	-
Total	3,238	16,889	-

Index
*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s pension plan financial assets held in the Adept Strategy 9 Fund and the Schroder investments are Level 2 assets. The Company uses the Net Asset Value to determine the fair value of underlying investments which (a) do not have readily determinable fair value; and (b) prepare their financial statements consistent with the measurement principles of an investment company. The Funds are not exchange traded. The Funds are not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Funds. The Funds are of perpetual duration.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, have been or are expected to be paid:

(in thousands of dollars)
2016	$445
2017	$514
2018	$532
2019	$540
2020	$550
2021 – 2025	$2,958

(9)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	January 2, 2016	September 30, 2015
Raw materials	$2,790	$2,453
Work-in-process	86	90
Finished goods	5,322	4,247
	$8,198	$6,790

(10)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of January 2, 2016 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long term debt at January 2, 2016 approximated $1,000,000 (the carrying value on the consolidated balance sheet at January 2, 2016) based on recent financial market pricing. The long term debt represented a level 2 liability in accordance with the fair value hierarchy described in Note 8.

Index
(11)	Accrued expenses

Set out below is an analysis of other accrued expenses at January 2, 2016 and September 30, 2015, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	January 2, 2016	September 30, 2015
Accrued compensation and related costs	$840	$827
Other accrued expenses	932	1,146
	$1,772	$1,973

(12)	Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	January 2, 2016	January 3, 2015
Warranty reserves at beginning of period	$278	$153
Decrease in beginning balance for warranty obligations settled during the period	(67)	-
Foreign currency translation adjustment	(3)	(5)
Net increase in warranty reserves for products sold during the period	$5	$3
Warranty reserves at end of period	$213	$151

(13)	Debt

At January 2, 2016, the Company’s wholly owned subsidiary, Sevcon USA, Inc., had a $3,500,000 secured revolving credit facility with Citizens Bank, National Association, for working capital and general corporate purposes.  The total amount outstanding under this credit facility at January 2, 2016 was $1,000,000 and at January 3, 2015 was $0. On January 25, 2016 the Company’s subsidiary, Sevcon USA, Inc., paid off $1,000,000 outstanding under, and terminated, its loan and Security Agreement with Citizens Bank, National Association.

(14)	Commitments and Contingencies

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at January 2, 2016 and September 30, 2015 was $150,000 and $153,000 respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30,  2016 - $227,000; 2017 - $211,000; 2018 - $200,000; 2019 - $188,000; 2020 - $173,000 and $2,544,000 thereafter.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,350,000. At January 2, 2016 there was $172,000 outstanding on these overdraft facilities. There were no amounts outstanding on the overdraft facilities at September 30, 2015. The obligations under a secured revolving credit facility entered into in 2011 by the U.S. subsidiary of the Company, were guaranteed by the Company and were secured by all of the assets and a pledge of all of the capital stock, of Sevcon USA, Inc. The total amount outstanding under this revolving credit facility was $1,000,000 at January 2, 2016 and $500,000 at September 30, 2015. On January 25, 2016 the Company’s subsidiary, Sevcon USA, Inc., paid off $1,000,000 outstanding under, and terminated, its loan and Security Agreement with Citizens Bank, National Association.

Index
In order to fund the cash portion of the acquisition price of Bassi S.r.l. Unipersonale, on January 27, 2016 (see Note 16), the Company entered into a Term Loan Agreement providing for a credit facility with Banca Monte dei Paschi di Siena S.p.A (the “Bank”). The amount drawn down under this facility on that date was €14,000,000 (equivalent to approximately $15,200,000). The credit facility will mature on the fifth anniversary of the funding date, and may be repaid by the Company at any time after six months without penalty. Interest under the credit facility will be at a variable rate per annum equal to the EUROLIBOR Rate, as determined on the basis of the London Interbank offered rates for deposits in Euros in effect from time to time, plus specified margins as set forth in the Term Loan Agreement. While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00. The Loan Agreement provides for events of default customary for credit facilities of this type, including, but not limited to, bankruptcy, a change of control, non-payment, breach of covenants, and insolvency. Upon an event of default, the interest rate will be increased and the Bank may elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable.

(15)	Changes in Other Comprehensive Loss

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in 2016 and 2015:

(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2014	(956)	(7,873)	(8,829)
Other comprehensive loss for the period	(318)	(1,857)	(2,175)
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive loss for the period	(78)	59	(19)
Balance January 2, 2016	(1,352)	(9,671)	(11,023)

(16)	Subsequent events

On January 29, 2016 the Company acquired all the shares of Bassi S.r.l. Unipersonale, a company that designs and manufactures battery chargers for electric vehicles.  The acquisition was funded with approximately $11,000,000 cash, 500,000 shares of Sevcon common stock, and the payment of an assumed liability to the former owner of Bassi S.r.l. Unipersonale of approximately $3,700,000 over a three-year period.  Funding for the cash portion of the transaction was obtained under a five-year term loan facility provided by the New York City branch of the Italian bank Monte dei Paschi di Siena.  The final determination of fair value for assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained.

On January 25, 2016 the Company’s subsidiary, Sevcon USA, Inc., paid off $1,000,000 outstanding under, and terminated, its loan and Security Agreement with Citizens Bank, National Association.

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

CRITICAL ACCOUNTING ESTIMATES

As of January 2, 2016, there have been no material changes to the critical accounting estimates described in the Company’s 2015 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.
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

Index
OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended January 2, 2016

The following table compares the results by segment for the three months ended January 2, 2016 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	January 2, 2016	January 3, 2015	Total	Currency	Volume
Sales:
Controls - to external customers	$8,707	$9,419	(7)	(3)	(4)
Capacitors - to external customers	408	514	(21)	(3)	(18)
Capacitors - inter-segment	-	2	(100)	-	(100)
Capacitors – total	408	516	(21)	(2)	(19)
Total sales to external customers	9,115	9,933	(8)	(3)	(5)
Gross Profit:
Controls	3,974	3,323	20	5	15
Capacitors	142	235	(40)	(2)	(38)
Total	4,116	3,558	16	4	12
Selling research and administrative expenses:
Controls	3,299	2,975	(11)	4	(15)
Capacitors	185	199	7	2	5
Unallocated corporate expense	452	102	(343)	-	(343)
Total	3,936	3,276	(20)	4	(24)
Operating income:
Controls	675	348	94	80	14
Capacitors	(43)	36	(221)	1	(222)
Unallocated corporate expense	(452)	(102)	(343)	-	(343)
Total	180	282	(36)	98	(134)
Other income and expense	(85)	23	(470)	(503)	33
Income before income tax	95	305	(69)	53	(122)
Income tax provision	(11)	(40)	73	(46)	119
Net income	$84	$265	(68)	54	(122)
Net loss attributable to non-controlling Interests	38	17	124	-	124
Net income attributable to Sevcon, Inc. and subsidiaries	122	282	(57)	51	(108)
Preferred share dividends	(111)	(111)	-	-	-
Net income attributable to common stockholders	$11	$171	(94)	84	(178)

Sales in the first quarter of 2016 were $9,115,000 compared to $9,933,000 in the same quarter last year, an 8.2% decrease year-over-year reflecting continued weakness on the industrials side of the business as a result of macro-economic conditions, partially offset by growth in the on-road and other EV categories. Foreign currency fluctuations decreased reported sales by $312,000, or 3.1%, mainly due to a stronger U.S. Dollar compared with the Euro and the British Pound than in the first quarter of fiscal 2015.

In terms of geography, the sales decrease in the controls business segment was largely driven by North America and Europe where revenues decreased 8% and 19%, respectively, from the same period last year. This reduction was partially offset by a 25% increase in sales to customers in the Far East.

Index
In Europe the sales decline was primarily due to industrial markets which were all lower year-over-year, and the on-road sector was also lower. The year-over-year comparison was exacerbated by a large value shipment to a European customer for production start in the first quarter of 2015. In North America there was continued weakness in sales to mining customers, and this continues to be a challenging sector due to the global decline in this industry and in coal mining in particular. There was continued weakness in other traditional markets in North America including aerial work platform, airport ground support and forklift truck. The decline in these traditional markets was substantially offset by a significant increase in on-road sales.  Marine sales in North America were also strong in the first quarter of 2016. In the Far East, like North America, on-road sales in the first quarter of 2016 continued to do very well, particularly in China. However, sales to industrial off-road customers were down in line with other geographies except in Japan where aerial work platform sales doubled compared to the same period last year. We also continue to make good progress with our Chinese joint venture, where we anticipate commencing production shipments by the end of calendar 2016.  In China we are initially targeting four-wheel on-road electric and hybrid vehicle applications in what is becoming the world’s largest market for two- and four-wheel electric vehicles.

We recognized revenue in the controls division of $211,000 and $451,000 in the first quarters of 2016 and 2015, respectively, from non-recurring engineering services contracts. These contracts are for electrification programs with on-road and off-road original equipment manufacturers (OEMs). We recorded revenue on these engineering services contracts using the percentage-of-completion method which recognizes estimates for contract revenue and costs in progress as work on the contract continues. Estimates are revised as additional information becomes available. If estimates of costs to complete a contract indicate a loss, a provision is made at that time for the total loss anticipated on the contract. In general, the performance of these types of contracts involves the design, development, and prototype manufacture of complex engineered products to our customer’s specifications. The development costs associated with this engineering services contracts revenue was recognized in cost of sales in the period in which the revenue was earned.

In addition, in the first quarter of 2016, we incurred development costs of $410,000 associated with an engineering services contract awarded in the second quarter of 2016 from an on-road automotive OEM. Accordingly, the $410,000 of costs incurred on this contract to date have been deferred on the balance sheet at the end of the first quarter of 2016 and will be recognized in cost of sales when the associated revenue is recognized in sales. These non-recurring engineering services contracts are an example of our continuing investment in, and our execution of, our on-going electrification strategy. There were no development costs deferred on the balance sheet in the first quarter of 2015.

In the capacitor business, volumes shipped were 18% lower compared to the first quarter last year, largely reflecting lower demand from railway signaling customers.

Gross profit of $4,116,000 was 45.2% of sales in the first quarter, compared to $3,558,000 or 35.8% of sales in the same quarter last year. The increase in the gross profit percentage compared to the prior year period was largely due to lower material costs in 2016 than in the same period last year due to the stronger U.S. Dollar in 2016 compared with the Euro and the British Pound than in the first quarter of fiscal 2015.

Selling, research and administrative expense in the first quarter of 2016 was $3,936,000, an increase of $660,000, or 20%, compared to the same period last year. In 2015 Sevcon recorded $316,000 of costs associated with the acquisition of Bassi S.r.l. which completed on January 29, 2016; further costs associated with this acquisition will be recorded in the second quarter of 2016. Excluding the acquisition costs, the increase in selling, research and administrative expense year-over-year would have been $344,000, or 10.5%. The balance of the increase reflects investment in sales and engineering resources including the hiring of additional staff. This investment in additional resource was in response to the increased project activity, particularly in on-road markets. Foreign currency fluctuations decreased reported operating expense by $123,000, or 4%, due to the stronger U.S. Dollar compared with the Euro and the British Pound than in the first quarter of fiscal 2015.

Engineering and research and development expense, net of grants receivable, as a percentage of total sales was 9.4% in the first quarter of fiscal 2016, compared with 7.9% in the first quarter of last year. This increase reflects our on-going commitment to product development associated with product wins as well as continuing work on our generic products.

Index
There was operating income for the first quarter of 2015 of $180,000 compared with $282,000 in the same quarter last year. The decline year over year was primarily due to $316,000 of expense related to the acquisition of Bassi S.r.l. The $214,000 increase in operating income, before acquisition expense, was due to gross profit being $558,000 higher than in the same fiscal quarter last year partially offset by a $344,000 increase in operating expense.

There was a foreign currency loss of $71,000 in the first quarter of 2015 compared to a gain of $44,000 in the same period last year.

The Company recorded income before income taxes of $95,000 in the first quarter of 2016 compared to $305,000 in the same period last year, and the Company recorded an income tax charge of $11,000 compared with a charge of $40,000 in the same period last year. After recording a preferred share dividend of $111,000, there was net income attributable to common stockholders for the quarter of $11,000 or zero cents per diluted share, compared to net income of $171,000, or $0.05 per diluted share, in the same quarter last year.

As discussed in Part II, Item 1A, “Risk Factors,” the continuing debt crisis in certain European countries poses potential risks to the Company’s business, financial position and results of operations.

Financial Condition

Cash balances at the end of the first quarter of 2016 were $6,787,000, compared to $8,048,000 on September 30, 2015. In the first three months of 2016, operating activities used $1,421,000 of cash. Excluding the impact of currency fluctuations, receivables, inventory, prepaid expenses and other current assets increased by a combined $558,000, which reduced cash during the period. Accounts payable, accrued expenses and accrued taxes decreased by a combined $1,287,000 in the first quarter, which also reduced cash during the period. The number of days sales in receivables increased by seven days from 66 days at September 30, 2015 to 73 days at January 2, 2016. $217,000 of dividends were paid to holders of Series A Preferred Stock and capital expenditures in the first three months were $323,000. Exchange rate changes decreased reported cash by $28,000 in the first three months of 2016.

In July 2015, the Company’s U.K. bank renewed the multi-currency overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries, which together total $1,350,000 and which are secured by real estate owned by those companies. At January 2, 2016 there was $172,000 outstanding on these overdraft facilities. There were no amounts outstanding on the overdraft facilities at September 30, 2015. The renewal of the facilities is for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

At January 2, 2016 the Company’s wholly owned subsidiary, Sevcon USA, Inc., had a $3,500,000 secured revolving credit facility with Citizens Bank, National Association, for working capital and general corporate purposes.  The total amount outstanding under this credit facility at January 2, 2016 was $1,000,000 and at September 30, 2015 was $500,000. On January 25, 2016 Sevcon USA, Inc. paid off $1,000,000 outstanding under, and terminated, its loan and Security Agreement with Citizens Bank, National Association.

On January 29, 2016 the Company acquired the shares of Bassi S.r.l. Unipersonale, a company that designs and manufactures battery chargers for electric vehicles.  The acquisition was funded with approximately $11,000,000 cash, 500,000 shares of Sevcon common stock, and the payment of an assumed liability to the former owner of Bassi S.r.l. Unipersonale of approximately $3,700,000 over a three-year period. In order to fund the cash portion of the acquisition price, on January 27, 2016, the Company entered into a Term Loan Agreement providing for a credit facility with Banca Monte dei Paschi di Siena S.p.A (the “Bank”). The amount drawn down under this facility on that date was €14,000,000 million (equivalent to approximately $15,800,000). The credit facility will mature on the fifth anniversary of the funding date, and may be repaid by the Company at any time after six months without penalty. Interest under the credit facility will be at a variable rate per annum equal to the EUROLIBOR Rate, as determined on the basis of the London Interbank offered rates for deposits in Euros in effect from time to time, plus specified margins as set forth in the Term Loan Agreement. The obligations under the credit facility are guaranteed by the Company’s US subsidiaries, Sevcon USA, Inc. (“Sevcon USA”) and Sevcon Security Corporation (“Sevcon Security”) and are secured by (i) all of the assets of Sevcon USA, (ii) a pledge of all of the capital stock of Sevcon USA and Sevcon Security, (iii) a pledge of a certain promissory note in the principal amount of the loan delivered to the Company by the Company’s UK subsidiary, Sevcon Limited, and (iv) a pledge of 60% of the stock of each of Sevcon Limited and the Company’s French subsidiary, Sevcon SAS. The Loan Agreement imposes customary limitations on the Company’s ability to, among other things, pay dividends, make distributions, dispose of certain assets other than the sale of inventory in the ordinary course, incur liens, incur additional indebtedness, make investments, issue preferred stock or other stock providing for the mandatory payment of dividends, and engage in transactions with affiliates. While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00. The Loan Agreement provides for events of default customary for credit facilities of this type, including, but not limited to, bankruptcy, a change of control, non-payment, breach of covenants, and insolvency. Upon an event of default, the interest rate will be increased and the Bank may elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable.

Index
There were no significant capital expenditure commitments at January 2, 2016. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $645,000 in fiscal 2016; should the Company suffer a material reduction in revenues in 2016, this commitment could adversely impact the Company’s financial position. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

Item 3	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to respond to this item. However, we are providing the following information about our foreign currency and interest rate risks to supplement the disclosures in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2016, approximately 62% of the Company’s sales were made in U.S. Dollars, 16% were made in British Pounds and 22% were made in Euros. Approximately 80% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of January 2, 2016. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of January 2, 2016 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at January 2, 2016:

Index
	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2016	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	485	485
Accounts receivable in Euros	1,444	1,444
Accounts payable in British Pounds	1,004	1.004
Accounts payable in Euros	4,385	4,385
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	914	914
In Euros	1,840	1,840

Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of January 2, 2016.

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,350,000 and which are secured by real estate owned by those companies. At January 2, 2016 there was $172,000 outstanding on these overdraft facilities. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

Item 4	Controls and Procedures.

(a)                 Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of January 2, 2016, these disclosure controls and procedures were  not effective due to certain deficiencies in internal control over financial reporting. During their review of the quarterly financial statements, the Company’s independent registered public accounting firm identified the need for adjustments relating to (a) the accounting for acquisition costs, which occurred because of inadequate technical accounting expertise on this subject, and (b) revenue recognition on a customer contract, which occurred because a necessary control was missing. We have concluded that, taken together, these deficiencies constituted a material weakness. However, we made the adjustments identified by the accounting firm and believe that our Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. Management, with the oversight of the Audit Committee of the Board of Directors, is working to correct the identified control deficiencies as quickly as possible.

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

In addition to the market risk factors set forth in Part I, Item 1A of our 2015 10-K and the considerations set out in Part I, Items 2 and 3 above, the Company believes that the following represent the most significant risk factors for the Company:

The Bassi business we acquired may not generate the revenue and earnings we anticipate and may otherwise adversely affect our business.

Our acquisition of Bassi S.r.l. was a significant transaction for us. If we fail to successfully integrate and manage its business, or if the acquisition does not further our business strategy as we expect, our operating results will be adversely affected. Among the risks are the following:

•	the number of customers for Bassi products may not grow as predicted and demand for chargers may fall short of forecasts;
•	there may be unanticipated difficulties in operating the acquired business, whether due to technological issues, the potential incompatibility of business cultures, or otherwise;
•	we may have difficulty entering new markets where we have limited or no prior experience or where competitors may have stronger market positions;
•	we may not be able to combine the two companies’ product lines as effectively as we anticipate, and the market for the combined products may not be as great as we believe;
•	there are risks inherent in Bassi’s sole source manufacturing that may hinder us from producing as much Bassi product as we anticipate;
•	our management resources may be inadequate, or there may be other barriers, to successfully integrate the two companies’ operations and establish suitable financial controls; and
•	we may incur unanticipated legal or financial liabilities with the acquired business.

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

Ten customers accounted for 45% of the Company’s revenues in the first three months of 2016 and the largest customer accounted for 11% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $645,000 in 2016 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

In the electronic controls segment, the majority of the Company’s finished product is produced in four separate plants in Poland, Mexico, China and Malaysia; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

Failure to comply with financial covenants in our loan agreements could adversely affect us.

The Company has a credit facility with Banca Monte dei Paschi di Siena S.p.A (the “Bank”), under which it has drawn €14,000,000 (approximately $15,800,000). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operation.

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

SEVCON, INC.

Date: February 16, 2016	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. These materials are furnished and not “filed” herewith.