Form 10-Q
period 2016-04-02
SEVCON, INC.
filed 2016-05-23
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2016
Common stock, par value $.10	4,218,339

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2016

Index
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	April 2, 2016	September 30, 2015
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$8,048
Trade receivables, net of allowances for doubtful accounts of $149 at April 2, 2016 and $37 at September 30, 2015	9,926	8,995
Other receivables	1,062	467
Inventories	13,256	6,790
Deferred taxes	282	1,244
Prepaid expenses and other current assets	3,391	2,337
Total current assets	34,643	$27,881
Property, plant and equipment, at cost:
Land and improvements	20	21
Buildings and improvements	662	693
Equipment	13,292	11,485
	13,974	12,199
Less: accumulated depreciation	(10,167)	(9,574)
Net property, plant and equipment	3,807	2,625
Long-term deferred tax assets	4,189	3,232
Intangible assets, net	10,505	-
Goodwill	8,835	1,435
Other long-term assets	483	443
Total assets	$62,462	$35,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$-	$-
Accounts payable	7,843	6,184
Accrued expenses	3,756	1,973
Accrued and deferred taxes on income	137	-
Dividends payable	217	200
Total current liabilities	11,953	8,357
Liability for pension benefits	11,428	10,963
Long-term deferred tax liabilities	1,851	500
Debt to related parties	2,545	-
Long-term bank debt, net	15,698	-
Total liabilities	$43,475	$19,820

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; Outstanding, 451,699 shares at April 2, 2016 and 452,124 at September 30, 2015	45	45
Common stock, par value $.10 per share - authorized 20,000,000; outstanding, 4,210,275 shares at April 2, 2016 and 3,694,872 at September 30, 2015	421	369
Premium paid in on common stock	11,490	6,637
Premium paid in on preferred stock	9,049	9,058
Retained earnings	8,924	10,607
Accumulated other comprehensive loss	(10,979)	(11,004)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	18,950	15,712
Non-controlling interest	37	84
Total stockholders’ equity	18,987	15,796
Total liabilities and stockholders’ equity	$62,462	$35,616

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	$13,181	$10,340	$22,296	$20,273
Cost of sales	(9,059)	(5,779)	(14,058)	(12,487)
Gross profit	4,122	4,561	8,238	7,786
Selling, general and administrative expenses	(3,345)	(2,586)	(6,105)	(4,295)
Research and development expenses	(1,347)	(1,301)	(2,207)	(2,535)
Acquisition costs	(1,101)	-	(1,417)	-
Operating income (loss)	(1,671)	674	(1,491)	956
Interest expense	(109)	(14)	(131)	(40)
Interest income	4	11	12	16
Foreign currency gain	106	235	35	279
Change in fair value of foreign exchange contracts	-	(200)	-	(200)
Income (loss) before income tax	(1,670)	706	(1,575)	1,011
Income tax (provision) benefit	90	(65)	79	(105)
Net income (loss)	(1,580)	641	(1,496)	906
Net loss attributable to non-controlling interests	9	12	47	29
Net income (loss) attributable to Sevcon, Inc. and subsidiaries	(1,571)	653	(1,449)	935
Preferred share dividends	(123)	(114)	(234)	(225)
Net income (loss) attributable to common stockholders	$(1,694)	$539	$(1,683)	$710
Basic income (loss) per share	$(0.43)	$0.16	$(0.45)	$0.21
Fully diluted income (loss) per share	$(0.43)	$0.14	$(0.45)	$0.19
Weighted average shares used in computation of earnings per share:
Basic	3,911	3,466	3,709	3,446
Diluted	3,911	4,912	3,709	4,903

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net income (loss) attributable to Sevcon, Inc. and subsidiaries	$(1,571)	$653	$(1,449)	$935
Other comprehensive income (loss)
Foreign currency translation adjustment	(11)	(292)	(89)	(436)
Defined benefit pension plans:
Pension benefit plans adjustments during the period	72	68	149	132
Tax expense	(17)	(17)	(35)	(31)
Comprehensive income (loss)	$(1,527)	$412	$(1,424)	$600

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Six months ended
	April 2, 2016	April 4, 2015
Cash flow from operating activities:
Net (loss) income	$(1,496)	$906
Adjustments to reconcile net (loss) income to net cash (used by) generated from operating activities:
Depreciation	447	311
Amortization of intangible assets	203	-
Unrealized loss on change in value of foreign exchange contracts	-	200
Stock-based compensation	358	259
Pension contributions greater than pension expense	(120)	(206)
Deferred tax provision	(79)	105
Increase (decrease) in cash resulting from changes in operating assets and liabilities
Trade receivables	1,699	(815)
Other receivables	86	(42)
Inventories	(2,330)	(553)
Prepaid expenses and other current assets	(248)	(180)
Accounts payable	(1,789)	250
Accrued expenses	(1,719)	(75)
Accrued and deferred taxes on income	(202)	(86)
Net cash (used by) generated from operating activities	(5,190)	74
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(784)	(592)
Acquisition of subsidiary, net of cash acquired	(9,255)	-
Net cash used by investing activities	(10,039)	(592)
Cash flow used by financing activities:
Net borrowings/(repayment) of long term debt	15,198	(1,723)
Dividends paid	(217)	(42)
Purchase and retirement of common stock	(222)	(98)
Net cash generated from (used by) financing activities	14,759	(1,863)
Effect of exchange rate changes on cash	(852)	(212)
Net decrease in cash	(1,322)	(2,593)
Beginning balance - cash and cash equivalents	8,048	11,238
Ending balance - cash and cash equivalents	$6,726	$8,645
Supplemental disclosure of cash flow information:
Cash paid for income taxes	204	86
Cash paid for interest	$131	$40

Investment in subsidiary, net of cash acquired:

Cash consideration	10,832	-
Cash acquired	(1,577)	$-

Net cash investment in subsidiary	$9,255	$-

Issuance of common stock on acquisition of subsidiary	$4,760	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – April 2, 2016

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

Accounting for wholly-owned subsidiaries

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Ltd, Industrial Capacitors (Wrexham) Ltd., Sevcon Asia Limited, Sevcon Japan KK, Sevcon Security Corp., Sevcon S.r.l. and Bassi S.r.l., in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of April 2, 2016 and the results of operations and cash flows for the three and six month periods ended April 2, 2016. These unaudited interim financial statements should be read in conjunction with the 2015 annual consolidated financial statements and related notes included in the 2015 Sevcon, Inc. Annual Report filed on Form 10-K (the “2015 consolidated financial statements and related notes included in the 2015 Sevcon, Inc. Annual Report filed on Form 10-K (the “2015 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Index
The results of operations for the three and six month periods ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2015 to the significant accounting policies followed by Sevcon, Inc.

(3)	Acquisitions

Bassi Unipersonale S.r.l (“Bassi”)

On January 26, 2016, the Company, and its wholly-owned indirect subsidiary, Sevcon S.r.l., (“Sevcon Italy”) entered into a Quota Sale and Purchase Agreement with Bassi Holding S.r.l., (“Bassi Holding”) an Italian limited liability company, and the quota owners of Bassi Holding, to acquire all the outstanding quotas of Bassi, a limited liability company located in Lugo, Italy. Bassi designs, manufactures and sells battery chargers for electric vehicles and power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories. The principal reasons for the acquisition were to enable the Company to expand its addressable share of the high-growth electrification market and enhance earnings by adding an immediately accretive business.

In order to fund the cash element of the acquisition price, on January 27, 2016, the Company also entered into a Term Loan Agreement providing for a credit facility with Banca Monte dei Paschi di Siena S.p.A. The acquisition was closed on January 29, 2016.

Purchase Price

The total purchase price was approximately $19.1 million and included (1) cash consideration of €10.0 million ($10.8 million) and (2) 500,000 shares of the Company’s common stock ($4.8 million at the Company’s Closing Date stock price of $9.52) and (3) the fair value of assumed dividends payable to the former owner of Bassi, Bassi Holding of $3.5 million.

Sevcon Italy is required to distribute to the former owner of Bassi, Bassi Holding, outstanding dividends at fair value aggregating €3.23 million (approximately $3.5 million) in increments over a three-year period, post-closing.

During the six months ended April 2, 2016, the Company incurred $1.4 million in costs and expenses related to the Company’s acquisition of Bassi that are included in the consolidated statement of operations.

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Goodwill resulting from this acquisition is largely attributable to the experienced workforce of Bassi and synergies expected to arise after the integration of Bassi’s products and operations into those of the Company. Goodwill resulting from this acquisition is not deductible for tax purposes. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangible assets for developed technologies, customer relationships, order backlog and trade names, which are being amortized using the straight-line method over their estimated useful lives, as well as indefinite-lived intangible assets.

Index
The fair value of the total consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands)

	(in thousands of dollars) January 29, 2016
Consideration

Cash		$10,832

Common stock (500,000 shares of Sevcon, Inc.)		4,760

Fair value of pre-acquisition dividends payable to Bassi Holding		3,503

Fair value of total consideration		$19,095

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$1,577
Accounts receivable	3,318
Inventory	4,183
Property and equipment	923
Other assets	715
Accounts payable	(3,513)
Accrued and other current liabilities	(2,020)
Other long-term liabilities	$(3,307)	$1,876

Estimated fair value of identifiable intangible assets acquired:

Developed technologies	325
Customer relationships	8,774
Trade name	758
Order backlog	325	10,182

Fair value of total consideration, excluding goodwill		12,058

Goodwill		7,037

Fair value of total consideration		$19,095

The above fair value allocation is considered preliminary and is subject to revision during the measurement period. Management is in the process of completing its evaluation of acquired intangible assets. Additionally, the Company is in the process of validating the fair values of working capital including inventory and property and equipment.

The preliminary fair value of the assets acquired includes accounts receivable of $3,318,000. The gross amount due under contracts is $3,428,000 of which $110,000 is expected to be uncollectible.

Valuation of Intangible Assets Acquired

Index
The following table sets forth the components of intangible assets acquired in connection with the Bassi acquisition (dollars in thousands):

	Amount Assigned	Amortization Period (in years)
Definite-lived intangible assets:
Developed technologies	$325	10.0
Customer relationships	8,774	15.0
Trade name	758	10.0
Order backlog	325	1.0
Total intangible assets acquired	$10,182

Actual Results of Bassi Acquisition

Bassi’s net revenues and operating income following the acquisition are included in the Company’s operating results for the period ended April 2, 2016 and were $4.0 million and $0.3 million, respectively.

Pro Forma Summary

The unaudited consolidated pro forma results for the six month periods ended April 2, 2016 and April 4, 2015 are set out in the table below.  The pro forma consolidated results combine the results of operations of the Company and Bassi as though Bassi had been acquired on October 1, 2014 and include amortization charges for the acquired intangibles and interest expense related to the Company’s borrowings to finance the acquisition.  The 2016 pro forma results were adjusted to exclude $1,417,000 of acquisition costs related to Bassi and $97,000 of non-recurring expense relating to the fair value adjustments to acquisition date inventory and property and equipment. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2014.

	(in thousands of dollars)
	Six months ended April 2, 2016	Six months ended April 4, 2015
Revenue	$27,975	$28,647
Net income (loss)	$(123)	$636

(4)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 336,990 shares reserved and available for grant at April 2, 2016. There were 139,578 shares reserved and available for grant at September 30, 2015.

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

Expected life (in years)	4.0
Risk-free interest rate	1.55%
Volatility	61.43%
Dividend yield	0.00%
Weighted-average fair value per share	$4.81

Index
Expected Life
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

Performance based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.94 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company meeting an earnings per share target applicable to fiscal year 2018 set by the Compensation Committee so long as the employee is then employed by the Company.  The estimated fair value of the stock on the date of the grant was $185,000 based on the fair market value of stock on the date of issue. The unvested compensation is being charged to income over three years. The charge to income for this employee stock option grant will be approximately $15,000 on a quarterly basis.

A summary of option activity under the employee share option plan as of April 2, 2016, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	$-	-	$-
Granted	38,460	$9.94	5.00	$11,153
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at April 2, 2016	38,460	$9.94	4.71	$8,077
Exercisable	-	-	-	-
Vested and expected to vest	34,385	$9.94	4.71	$7,221

Restricted stock:

In December 2015, the Company granted 11,540 shares of restricted stock to four employees which will vest subject to the Company meeting the same earnings per share target applicable to fiscal year 2018, so long as the employee is then employed by the Company. The estimated fair value of the stock on the date of the grant was $116,000 based on the fair market value of stock on the date of issue. The unvested compensation is being charged to income over three years. The charge to income for this employee stock option grant will be approximately $10,000 on a quarterly basis.

Index
Management has assessed the performance criteria relating to these grants and concluded that are likely to be met. Accordingly the relevant portion of the charge has been taken to income in the three months and six months ended April 2, 2016.

There were 38,460 options granted during the six months ended April 2, 2016. The weighted average grant date fair value of these options was $4.81. No options were granted in the six months ended April 4, 2015.

Time-based awards

Restricted stock:

In February 2016, the Company granted 29,700 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2017 annual general meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee.  The aggregate fair value of the stock measured on the date of the grant was $292,000 based on the closing sale price of the stock on the date of grant.  Subsequent to this, 3,300 of these granted shares of restricted stock were cancelled and returned to the Plan following the resignation of a director. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse.  The charge to income for these restricted stock grants in the first six months of fiscal 2016 was $22,000 and the subsequent charge will be approximately $65,000 on a quarterly basis.

In February 2015, the Company granted 30,600 shares of restricted stock to nine non-employee directors, which vested on the day before the 2016 annual meeting. The aggregate fair value of the stock measured on the date of grant was $225,000, based on the closing sale price of the stock on the date of grant. Compensation expense was charged to income on a straight line basis over the twelve month requisite service period during which the forfeiture conditions lapsed. The charge to income for these restricted stock grants in 2015 was $131,000 and the charge in the six months to April 2 2016 was $94,000.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

A summary of restricted stock and stock option activity, including both performance based awards and time-based awards, for the six months ended April 2, 2016 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	168,600	$5.27
Granted	92,600	$7.49
Vested	(64,600)	$6.32
Non-vested balance as of September 30, 2015	196,600	$5.97
Granted	41,240	$9.89
Cancelled	(3,300)	$9.82
Vested	(91,600)	$6.72
Non-vested balance as of April 2, 2016	142,940	$6.53

	Number of shares of Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2015	-	$-
Granted	38,460	$4.81
Vested	-	$-
Non-vested balance as of April 2, 2016	38,460	$4.81

Index
Stock-based compensation expense was $206,000 and $358,000 for the three and six month periods ended April 2, 2016 and $146,000 and $259,000 for the three and six months ended April 4, 2015 respectively. At April 2, 2016, there was $843,000 of unrecognized compensation expense related to restricted stock and stock options granted under the Plan. The Company expects to recognize that cost over a weighted average period of 1.9 years.

(5)	Cash dividends

Common stock dividends

The Company is not paying a dividend at the present time and the Board of Directors will consider whether to pay a common stock dividend in the future.

Preferred Stock dividends

At April 2, 2016 there were 451,699 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $216,816 was paid on April 15, 2016.  The next semi-annual dividend will be paid on October 15, 2016.

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

Basic and diluted net income per common share for the three and six month periods ended April 2, 2016 and April 4, 2015 were calculated as follows:

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015

Numerator:
Net income (loss) attributable to common stockholders for computing net income (loss) per ordinary share - basic	$(1,694)	$539	$(1,683)	$710
Dividend eliminated upon assumed conversion of convertible preferred stock	-	114	-	225
Net income (loss) attributable to common stockholders for computing net income (loss) per ordinary share - diluted	$(1,694)	$653	$(1,683)	$935

Denominator:
Weighted average shares used in calculating net income (loss) per ordinary share - basic	3,911	3,466	3,709	3,446
Adjustment for assumed conversion of convertible preferred stock	-	1,382	-	1,382
Adjustment for shares issuable upon vesting of restricted stock	-	64	-	75
Weighted average shares used in calculating net income (loss) per ordinary share - diluted	3,911	4,912	3,709	4,903
Net income (loss) per ordinary share - basic	$(0.43)	$0.16	$(0.45)	$0.21
Net income (loss) per ordinary share - diluted	$(0.43)	$0.14	$(0.45)	$0.19
No. of shares of convertible preferred stock that are anti-dilutive excluded from calculation of common stock equivalents	1,418	-	1,438	-

Index
(7)	Segment information

The Company has three reportable segments: electronic controls, capacitors and battery chargers. The electronic controls segment produces microprocessor based control systems for zero emission and hybrid electric vehicles. The capacitor segment produces special-metalized film capacitors for sale to electronic equipment manufacturers.  The battery chargers segment designs and manufactures battery chargers for electric vehicles. Each segment has its own management team and sales force and the capacitor and battery charger segments have their own manufacturing facilities.

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

		(in thousands of dollars)
		Three months ended April 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	8,799	402	3,980	-	13,181
Inter-segment revenues	-	-	-	-	-
Operating income (loss)	(612)	(13)	266	(1,312)	(1,671)
Identifiable assets, excluding goodwill	39,407	891	9,264	4,065	53,627
Goodwill	1,435	-	7,400	-	8,835

		Three months ended April 4, 2015
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	9,761	579	-	-	10,340
Inter-segment revenues	-	1	-	-	1
Operating income	374	80	-	220	674
Identifiable assets, excluding goodwill	21,977	1,148	-	7,178	30,303
Goodwill	1,435	-	-	-	1,435

		Six months ended April 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	17,506	810	3,980	-	22,296
Inter-segment revenues	-	-	-	-	-
Operating income (loss)	63	(56)	266	(1,764)	(1,491)
Identifiable assets, excluding goodwill	39,407	891	9,264	4,065	53,627
Goodwill	1,435	-	7,400	-	8,835

		Six months ended April 4, 2015
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	19,180	1,093	-	-	20,273
Inter-segment revenues	-	3	-	-	3
Operating income	722	116	-	118	956
Identifiable assets, excluding goodwill	21,977	1,148	-	7,178	30,303
Goodwill	1,435	-	-	-	1,435

Index
In the electronic controls segment, revenues derive from the following products and services:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Electronic controls for zero emission and hybrid electric vehicles	$5,789	$6,237	$12,239	$12,301
Accessory and aftermarket products and services	3,010	3,524	5,267	6,879
Total controls segment revenues	$8,799	$9,761	$17,506	$19,180

(8)	Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

In recent years the Company has received several awards of research and development grants by public bodies established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $Nil  in the six month period ended April 2, 2016, associated with research and development expense of $6,638, in the period. The Company recorded grant income of $49,000 in the six month period ended April 4, 2015, associated with research and development expense of $144,000, in the same period.

In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $94,000 in the six month period ended April 2, 2016 associated with research and development expense of $302,000, in the period. The Company did not record any expense or grant income in respect of this project in the six month period ended April 4, 2015.

The grant income in the first six months of 2016 and 2015 was recorded as a reduction of research and development expense.

(9)	Employee benefit plans

Sevcon, Inc. has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business.

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $166,000 and $148,000 at April 2, 2016 and April 4, 2015, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

The Company’s Italian subsidiary, Bassi S.r.l., has a liability to pay its employees a severance indemnity, ‘Trattamento di fine Rapporto’ (“TFR”) when they leave the Company’s employment.  TFR, which is mandatory for Italian companies, is deferred compensation and is based on the employees’ years of service and the compensation earned by the employee during the service period.  TFR is considered a “Defined Benefit Plan” and the related liability is recognized in the consolidated balance sheet within “Liability for pension benefits”.  This liability, which is unfunded, was $1,262,000 at April 2, 2016.

The Company has frozen the U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees. The Company uses a September 30 measurement date for its defined benefit pension plans.

Index
	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Interest cost	$285	$304	$581	$620
Service cost	33	-	33	-
Expected return on plan assets	(276)	(313)	(565)	(626)
Amortization of net loss	73	68	150	132
Net periodic benefit cost	115	59	199	126
Net cost of defined contribution plans	$128	$125	$283	$272
Net cost of all employee benefit plans	$243	$184	$482	$398

The following table sets forth the movement in the liability for pension benefits in the six month periods ended April 2, 2016 and April 4, 2015, respectively:

	(in thousands of dollars)
	Six Months ended
	April 2, 2016	April 4, 2015
Liability for pension benefits at beginning of period	10,963	9,529
Liability assumed on acquisition of subsidiary	1,167	-
Interest cost	581	620
Service cost	33	-
Expected return on plan assets	(565)	(626)
Plan contributions	(319)	(332)
Effect of exchange rate changes	(432)	(785)
Balance at end of period	11,428	8,406

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	April 2, 2016	April 4, 2015
Non-current liabilities	$11,428	$8,406

Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Actuarial loss, net of $17 and $35 tax benefit for the three and six month periods, respectively, (2015: net of $17 and $31 tax benefit for the three and six month periods, respectively)	$55	$51	$114	$101

Sevcon, Inc. contributed $100,000 to its frozen U.S. defined benefit plan in the six months ended April 2, 2016; it presently anticipates contributing a further $100,000 to fund its U.S. plan in the remainder of fiscal 2016. In addition, employer contributions to the frozen U.K. defined benefit plan were $219,000 in the first six months and are estimated to total $435,000 in 2016.

Index
The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of April 2, 2016 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
April 2, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)

Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	12,845	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	4,993	-
U.S. Mutual Funds and Fixed Income Funds	2,706	-	-
U.S. Equity Funds	380	-	-
Other Types of Investments
Cash	778	-	-
Total	3,864	17,838	-

	(in thousands of dollars)
September 30, 2015	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	13,044	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	3,845	-
U.S. Mutual Funds and Fixed Income Funds	2,557	-	-
U.S. Equity Funds	350	-	-
Other Types of Investments
Cash	331	-	-
Total	3,238	16,889	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s pension plan financial assets held in the Adept Strategy 9 Fund and the Schroder investments are Level 2 assets. The Company uses the Net Asset Value to determine the fair value of underlying investments which (a) do not have readily determinable fair value; and (b) prepare their financial statements consistent with the measurement principles of an investment company. The Funds are not exchange traded. The Funds are not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Funds. The Funds are of perpetual duration.

***	The Company currently does not have any Level 3 pension plan financial assets.

Index
The following estimated benefit payments have been, or are expected, to be paid:

(in thousands of dollars)
2016	$435
2017	514
2018	532
2019	540
2020	550
2021 – 2025	$2,958

(10)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	April 2, 2016	September 30, 2015
Raw materials	$6,436	$2,453
Work-in-process	288	90
Finished goods	6,532	4,247
	$13,256	$6,790

(11)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of April 2, 2016 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term bank debt at April 2, 2016 approximated $15,947,000 (the gross carrying value on the consolidated balance sheet at April 2, 2016) based on recent financial market pricing. The current portion of long-term debt represented a Level 2 liability in accordance with the fair value hierarchy described in Note 9.

(12)	Accrued expenses

Set out below is an analysis of other accrued expenses at April 2, 2016 and September 30, 2015, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	April 2, 2016	September 30, 2015
Accrued compensation and related costs	$1,841	$827
Other accrued expenses	1,915	1,146
	$3,756	$1,973

Index
(13)	Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Warranty reserves at beginning of period	$213	$151	$278	$153
Liability assumed on acquisition of subsidiary	34	-	34	-
Decrease in beginning balance for warranty obligations settled during the period	(5)	-	(72)	-
Foreign currency translation adjustment	7	(7)	4	(12)
Net increase in warranty reserves for products sold during the period	-		5	3
Warranty reserves at end of period	$249	$144	$249	$144

(14)	Debt

In July 2015, the Company’s U.K. bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,295,000 and which are secured against real estate owned by those companies. The renewal of the facilities is for a twelve month period although they can be withdrawn on demand by the bank. The facilities were unused at April 2, 2016 and at September 30, 2015.

The Company entered into a €14,000,000 ($15,947,000 at April 2, 2016) credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 ($15,947,000), which was the total amount outstanding at April 2, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

Annual principal payments on long term bank debt, net of debt issuance costs, and converted to U.S. dollars at the  April 2, 2016 exchange rate of $0.878 Euros per U.S. dollar, are as follows (in thousands of dollars):

2018	$1,196
2019	1,595
2020	1,595
2021	11,561
15,947
Less: Debt issuance costs	(249)
Total	$15,698

(15)	Commitments and Contingencies

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at April 2, 2016 and September 30, 2015 was $147,000 and $153,000, respectively.

Index
Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30,  2016 - $621,000; 2017 - $597,000; 2018 - $551,000; 2019 - $506,000; 2020 - $506,000 and $2,406,000 thereafter.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,295,000. There were no amounts outstanding on the overdraft facilities at April 2, 2016 and at September 30, 2015.

(16)	Changes in Other Comprehensive Loss

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in 2016 and 2015:

	(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2014	(956)	(7,873)	(8,829)
Other comprehensive loss for the period	(318)	(1,857)	(2,175)
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive income (loss) for the period	(89)	114	25
Balance April 2, 2016	(1,363)	(9,616)	(10,979)

(17)	Related Parties

Bassi Holding (see Note 3) is considered a related party as a stockholder of the Company.

As of April 2, 2016, there was a balance of $2,545,000 payable by the Company to Bassi Holding included in Debt to related parties. This debt relates to dividends payable to Bassi Holding as a result of the acquisition on January 29, 2016.

During the three and six month periods ended April 2, 2016 the Company also paid rent to Bassi Holding in the amounts of $54,000. No rent was paid in the three and six month periods ended April 4, 2015.

(18)	Subsequent events

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

FORWARD LOOKING STATEMENTS

Statements in this discussion and analysis about the Company’s anticipated financial results and growth, as well as those about the development of its products and markets, including without limitation statements about the benefits that may be obtained from certain customer contracts, are forward-looking statements that are based on management’s present expectations and involve risks and uncertainties that could cause actual results to differ materially from those projected. Important factors that could cause these statements not to be realized are set forth in the following discussion and also include the risks discussed under “Risk Factors” below and elsewhere in this report.

CRITICAL ACCOUNTING ESTIMATES

As of April 2, 2016, there have been no material changes to the critical accounting estimates described in the Company’s 2015 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

For example:

(i)	if the financial condition of any of the Company's customers deteriorates as a result of further business declines, the Company may be required to increase its estimated allowance for bad debts;

(ii)	if actual future demand is less than previously projected, inventory write-downs may be required; or

(iii)	significant negative industry or economic trends that adversely affect our future revenues and profits, or a reduction of our market capitalization relative to net book value, among other factors, may change the estimated future cash flows or other factors that we use to determine whether or not goodwill has been impaired and lead us to conclude that an impairment charge is required.

(iv)	if the allocation of the total consideration for Bassi, to the fair values of the tangible and intangible assets acquired, differs from the management estimates and judgments, the Company may be required to write-down the values of certain tangible or intangible assets or conclude that an impairment charge is required.

All of these factors, and others resulting from the current economic situation, may have a material adverse impact on the Company’s results.

Index
OVERVIEW OF SECOND QUARTER AND FIRST SIX MONTHS

Results of Operations

Three months ended April 2, 2016 and April 4, 2015

The following table compares the results by segment for the three months ended April 2, 2016 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	April 2, 2016	April 4, 2015	Total	Currency	Volume
Sales:
Controls - to external customers	$8,799	$9,761	(9.9)	(2.4)	(7.5)
Capacitors - to external customers	402	579	(30.5)	(3.9)	(26.6)
Capacitors - inter-segment	-	-	-	-	-
Capacitors – total	402	579	(30.5)	(3.9)	(26.6)
Chargers - to external customers	3,980	-	100.0	-	100.0
Total sales to external customers	13,181	10,340	27.5	(2.5)	30.0
Gross Profit:
Controls	3,064	3,947	(22.4)	(8.0)	(14.4)
Capacitors	168	281	(40.1)	(3.2)	(36.9)
Chargers	890	-	100.0	-	100.0
Total	4,122	4,228	(2.5)	(7.7)	5.2
Selling, research and development, acquisition costs and administrative expenses:
Controls	(3,676)	(3,574)	(2.9)	3.7	(6.6)
Capacitors	(181)	(200)	9.5	6.2	3.3
Chargers	(624)	-	(100.0)	-	(100.0)
Unallocated corporate income (expense) and acquisition costs	1,312)	220	NM	-	NM
Total	(5,793)	(3,554)	(63.0)	4.0	(67.0)
Operating (loss) income:
Controls	(612)	373	(263.7)	(49.3)	(214.4)
Capacitors	(13)	81	(115.7)	4.2	(119.9)
Chargers	266	-	100.0	-	100.0
Unallocated corporate income (expense) and acquisition costs	1,312)	220	NM	-	NM
Total	(1,671)	674	(347.5)	(26.8)	(320.7)
Other income and expense	1	32	(95.9)	193.8	(289.8)
(Loss) income before income tax	(1,670)	706	(336.1)	(16.8)	(319.3)
Income tax benefit (provision)	90	(65)	238.0	11.4	226.6
Net (loss) income	$(1,580)	$641	(346.0)	(17.4)	(328.6)
Net loss attributable to non-controlling interests	9	12	(25.0)	-	(25.0)
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(1,571)	653	(340.4)	(17.2)	(323.2)
Preferred share dividends	(123)	(114)	(7.9)	-	(7.9)
Net (loss) income attributable to common stockholders	$(1,694)	$539	(414.3)	(20.8)	(393.5)

Index
On January 29, 2016 the Company closed the acquisition of Bassi S.r.l. (Bassi) a company which makes electric chargers for a range of EV applications. The operating performance of Bassi is included for the first time in the consolidated accounts in this fiscal quarter. The sales in the chargers segment reflect the two operating months in which Bassi was part of Sevcon in the fiscal quarter. We will record the performance of Bassi as the chargers segment in our reporting.

Revenues in the second quarter of 2016 were $13,181,000 compared to $10,340,000 in the same quarter last year, a 27.5% increase year-on-year. Bassi revenues were $3,980,000 for the two months since the acquisition. Sales in the controls and capacitors businesses combined were $9,201,000 compared to $10,340,000 in the same fiscal quarter last year, a reduction of 11%. Foreign currency fluctuations decreased reported sales by $253,000, or 2.4%, mainly due to a weaker U.S. Dollar compared with the Euro and the British Pound than in the second quarter of fiscal 2015. Excluding the impact of the chargers segment and foreign currency fluctuations, sales would have been 8.6% lower than the prior-year period.

Sales in the Company’s traditional off-road markets for fork lift trucks and mining applications were double digit lower compared with the same period last year. Sales to the airport ground support market were flat year on year. We improved sales to the aerial work platform sector by 12% mainly driven by improved conditions in Europe for this equipment.

In the on-road sector, sales for two-wheel applications were down 39% in the second quarter compared to the prior year, which reflects the on-going global volatility in demand in that market. In the four-wheel, on-road, sector, sales increased 17% compared to the same period in 2014. In the first quarter we were awarded a multiyear, contract by a manufacturer of performance cars. This is one among several contracts of its type we are working on, which are described in more detail in the discussion of engineering services below. The contract is for the development of the controller to allow electrification of the drive system. The contract covers engineering time and materials and is likely to last four years. The customer has provided a follow-on, non-binding production forecast that contemplates up to $41 million in product purchases over a five-year period following successful completion of the development phase, i.e., expected to commence in 2020. Whether or not the manufacturer purchases any product from us, let alone in such amounts, will depend on a number of factors that cannot be assured, including without limitation our successfully completing the development of the controller, the manufacturer’s deciding to commence production of the car, which will be in its sole discretion, and whether or not the market for the car develops as the manufacturer hopes. In addition to this program we also continued to make progress on the electrification project with a large German manufacturer of trucks, buses, engines and transportation solutions. The Company’s joint venture in China continues to make progress. We are targeting on-road electric and hybrid vehicle applications, marketing and selling principally to Chinese Tier 1 automotive suppliers. We are, at the moment, in testing, validation and certification stages with OEMs. We expect that these projects will come to production in 2016 and 2017. We believe that the joint venture will enable the Company to develop relationships with additional new customers in China in what is rapidly becoming the world’s largest market for on-road electric vehicles.

In the controls business segment, sales were down in all of the geographic territories we serve. This reflects the difficult conditions our customers experienced at the end of the first fiscal quarter and throughout our second quarter. In the capacitor business, excluding the 3.9% adverse impact of foreign currency fluctuations, volumes shipped were 27% lower compared to the second quarter last year, largely reflecting difficult conditions in the market for railway signaling. In the charger segment sales were $3,980,000. February and March, the two months in the quarter when Bassi was part of Sevcon, were record months for sales from the charger business.

Market conditions in the second quarter of 2016 continued the trends seen towards the end of the first fiscal quarter. The off-road sectors suffered from a combination of weaker demand due to macro-economic conditions, the reduction in mining and several customers reducing inventories. The on-road segment benefited from engineering services revenue recognised for several contracts we have been working on for some time as well as the new contract. This new project is one of the opportunities we have been pursuing recently and was part of the pipeline we have discussed in previous quarters. We continue to have an expanding pipeline of projects related to the global desire for electrification. Most important for the long term, the Company is gaining a reputation as an electrification solution provider and technology partner. The electrification project award in our second quarter is a good example of the type of project in the pipeline. However, we cannot predict the timing or the magnitude of any potential resulting improvements in our revenues or margin from these projects and opportunities.

Index
An increasingly important element of our revenue comes from engineering services, which represented 7% of sales in the quarter.

Many new customers, mainly on-road vehicle manufacturers, require a bespoke product to meet their specific needs. They pay us to engineer existing Sevcon products to provide them with a reliable solution. This process results in a shorter time to market and lower development costs for our customer. We believe that our experience allows us to complete projects faster than the competition, and with known system performance.

We generally account for engineering services under the “percentage of completion” accounting method.  As a result, our revenue for engineering services is a function of the number of hours worked by individuals on a project at specified rates as a proportion of an agreed program of work. Our cost to deliver the project is a function of labor cost and overhead recovery.

We currently are conducting engineering services on several projects, all of which are expected to go into production in 2019 and beyond. A multi-year project is very intense in terms of hours worked for the first 12 months as we develop the product and software. Subsequent time is spent on the refinement of the initial development, product testing, the validation of the product to safety standards and product certification.  We believe our progress on an engineering services contract is a good way to assess the likelihood that a production program will commence at some point in the future.

Gross profit of $4,122,000 was 31.3% of sales in the second quarter, compared to $4,228,000 or 40.9% of sales in the same quarter last year. Gross profit in the Charger business was $890,000 (22.3% of sales) for the 2 months ended 2 April 2016.

Gross profit for the controls and capacitors segments combined was $3,233,000 (34.5% of sales) in the second quarter, compared to $4,228,000 (40.9% of sales) in the same quarter last year. The reduction in gross profit was largely due to the weak conditions in our off-road markets which reduced sales by $1,139,000 year-on-year as well as foreign currency fluctuations which reduced reported gross profit by $319,000.

Selling, research and development and administrative expenses, including acquisition costs, in the second quarter were $5,793,000, compared to $3,554,000 in the same quarter last year. Costs relating to the acquisition of Bassi were $1,101,000 in the second quarter.  Prior to acquisition costs, operating expense was $4,692,000 which included $624,000 of charger business costs for the 2 months ended 2 April 2016.  Operating expenses in the controls and capacitors business were $4,068,000 compared to $3,554,000 in the prior year period.

There was an operating loss for the second quarter of $1,671,000 compared with income of $674,000 in the same period last year.  Acquisition costs reduced operating income by $1,101,000. The charger business improved operating profit by $266,000 representing the two months to 2 April 2016.

Excluding acquisition costs and unallocated corporate expense, the operating loss for the controls and capacitors businesses combined was $625,000 for the second quarter, compared to operating income of $454,000 in the same period last year.  The main reason for the operating loss in the controls and capacitors business were lower sales to our industrial customers and higher operating costs associated with the pipeline of new projects.

The table on page 20 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts.

Included in other income and expense for the quarter was a foreign currency gain of $84,000 compared with a gain of $235,000 in the second quarter of last year. This reflects the impact of the stronger U.S. Dollar compared with the Euro and the British Pound than in the second quarter of fiscal 2015, which reduced the Company’s U.S. Dollar recorded cost of purchasing inventory in Euros. During the second quarter we recorded $90,000 for interest due to MPS Bank on the credit facility partly used to finance the Bassi acquisition.

The Company recorded a loss before income taxes of $1,670,000 in the second quarter of 2016 compared to income before income taxes of $706,000 in the same period last year. There was an income tax benefit of $90,000 compared with an income tax provision of $65,000, in the same period last year. The lower than usual effective tax rate in the second quarter is largely a result of the acquisition costs of $1,101,000 not being a deductible expense for income tax purposes.

Index
After adjusting for a $9,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture and recording a preference share dividend of $123,000, there was net loss attributable to the stockholders of Sevcon, Inc. of $1,694,000 or $0.43 per diluted share, compared to net income of $539,000, or $0.14 per diluted share, in the same quarter last year after recording a preference share dividend of $114,000.

Six months ended April 2, 2016 and April 4, 2015

The following table compares the first half year results by segment for the six months ended April 2, 2016 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Six months ended		Favorable (unfavorable) % change due to:
	April 2, 2016	April 4, 2015	Total	Currency	Volume
Sales:
Controls - to external customers	$17,506	$19,180	(8.7)	(2.8)	(5.9)
Capacitors - to external customers	810	1,093	(25.9)	(3.2)	(22.7)
Capacitors - inter-segment	-	3	100.0	-	100.0
Capacitors - total	810	1,096	(26.1)	(3.2)	(22.9)
Chargers-to external customers	3,980	-	100.0	-	100.0
Total sales to external customers	22,296	20,273	10.0	(2.8)	(12.8)
Gross Profit:
Controls	7,038	7,270	(3.2)	(2.2)	(1.0)
Capacitors	310	516	(39.9)	(2.6)	(37.3)
Chargers	890	-	100.0	-	100.0
Total	8,238	7,786	5.8	(2.2)	8.0
Selling, research and development, acquisition costs and administrative expenses:
Controls	(6,975)	(6,548)	(6.5)	3.9	(10.4)
Capacitors	(366)	(400)	8.3	4.3	4.0
Chargers	(624)	-	(100.0)	-	(100.0)
Unallocated corporate income (expense) and acquisition costs	(1,764)	118	NM	-	NM
Total	(9,729)	(6,830)	(42.4)	4.0	(46.4)
Operating (loss) income:
Controls	63	722	(91.3)	12.8	(104.1)
Capacitors	(56)	116	(148.0)	3.3	(151.3)
Chargers	266	-	100.0	-	100.0
Unallocated corporate income (expense) and acquisition costs	(1,764)	118	NM	-	NM
Total	(1,491)	956	(255.8)	10.0	(265.8)
Other income and expense	(84)	55	(252.2)	(97.4)	(154.8)
(Loss) income before income tax	(1,575)	1,011	(255.6)	4.2	(259.8)
Income tax benefit (provision)	79	(105)	175.3	(10.3)	185.6
Net (loss) income	$(1,496)	$906	(264.9)	3.5	(268.4)
Net loss attributable to non-controlling interests	47	29	62.1	-	62.1
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(1,449)	935	(255.0)	3.4	(258.4)
Preferred share dividends	(234)	(225)	(4.0)	-	(4.0)
Net (loss) income attributable to common stockholders	$(1,683)	$710	(337.0)	3.4	(340.4)

Sales in the six months ended April 2, 2016 were $22,296,000, an increase of $2,023,000 or 10%, compared to the same period last year when sales were $20,273,000.  Sales in the charger business for the two months ended 2 April 2016, were $3,980,000.  Sales in the controls and capacitors businesses combined for the six months ended 2 April 2016 were $18,316,000 compared to $20,273,000 in the same period last year a decrease of 10%.  Foreign currency fluctuations decreased reported sales in the first half year by $566,000, or 2.8%, mainly due to a stronger U.S. Dollar compared to both the British Pound and the Euro than in the prior year period.

Index
In the controls business segment, sales were 13% lower in Europe, 11% lower in North America and flat in Asia compared to the same period last year.  Revenues in the Company’s traditional markets including aerial work platform, fork lift truck and mining applications were 13% lower than the first half year in 2015. This reduction in reported sales in the Company’s traditional markets was driven by global macro-economic factors.  In addition, several customers reported that they were reducing inventories which had built up during our fiscal first quarter.  The demand from mining customers was at an all-time low reflecting the difficult conditions in mining worldwide.  The four-wheel market segment in the first half year was 11% higher than in the same period in fiscal 2015.  The increase in the four-wheel sector was driven by engineering services associated with the projects, including the project started in the second quarter, to electrify drive trains for automotive OEMs.  The two-wheel sector improved 3% year-on-year mainly due to shipments to North American customers.

Volumes shipped in the capacitor business were 26% lower than in the same period last year.  A combination of factors reduced sales in the capacitor business including general macro-economic factors and a reduction from the railway signaling customer base.

Gross profit of $8,238,000 was 36.9% of sales in the period compared to $7,786,000 or 38.4%, in the comparable period in 2015.  Gross profit in the chargers business was $890,000 or 22.4% of sales.  Gross profit in the controls and capacitors businesses combined was $7,348,000 (40.1% of their sales) compared to $7,786,000 (38.4% of sales) in the same period last year.

Selling, research and development and administrative expenses, including acquisition costs, in the first half year were $9,729,000, an increase of $2,899,000 on the same period last year.  Operating costs in the chargers business were $624,000 during the period and acquisition costs were $1,417,000. Excluding the charger business and acquisition costs, the remaining operating costs in the business were $7,688,000 compared to $6,830,000 in the same period last year.

Research and development expense decreased by $328,000 compared to the first half last year.  This decrease year-on-year largely reflects the recognition of more engineering expense in cost of sales in the first half of 2016 than in the prior year period, associated with engineering services revenues accounted for under a percentage of completion accounting method.

The Company recorded an operating loss for the first six months of 2016 of $1,491,000 compared with operating income of $956,000 in the same period last year.  The table on page 23 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The operating profit for the chargers business for the first half of the year was $266,000.  There was a small operating income in the controls business of $63,000 and a small operating loss in the capacitor business of $56,000. The main reasons for the reduction in operating income relate to volume reduction in revenue in the controllers and capacitors businesses as well as higher operating costs associated with our investment in engineering and sales and marketing expense, partially offset by favorable foreign currency fluctuations.

Included in Other income and expense for first half year was a foreign currency gain of $13,000 and a net interest expense of $119,000, of which $90,000 related to the MPS Bank credit facility.  The Company recorded, in the first six months of 2016, non-cash income of $23,000 arising from the adjustment to fair value at April 2, 2016, of foreign currency forward exchange contracts purchased to hedge exposure to currency fluctuations in exchange rate of the U.S. Dollar and the Euro. These contracts were derivative financial instruments that were not designated for hedge accounting and accordingly gains and losses arising from recording the agreements at fair value at the balance sheet date were recognized immediately in the consolidated statement of income.  These instruments have now been fully exercised.

In the first half of 2016 the Company recorded an income tax benefit of $79,000, or 5% of the loss before income tax, compared to an income tax charge of $105,000, or 10% of income before income tax in the same period in 2015.   The lower than usual effective tax rate in the period is largely a result of the acquisition costs of $1,417,000 not being a deductible expense for income tax purposes.

Index
After adjusting for a $47,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was net loss attributable to the stockholders of Sevcon, Inc. of $1,449,000 or $0.45 per diluted share, compared to net income of $935,000, or $0.19 per diluted share, in the same period last year.  The Company recorded a preference share dividend of $234,000 for the first half year of 2016 compared with $225,000 for the same period last year.

Financial Condition

Cash balances at the end of the second quarter of 2016 were $6,726,000, compared to $8,048,000 at September 30, 2015, a decrease in cash of $1,322,000 in the first six months of 2016.

In the first six months of 2016, operating activities used $5,190,000 of cash. Excluding the impact of currency fluctuations, trade and other receivables decreased by $1,785,000 in the period, which increased cash. Inventories and prepaid expenses and other current assets increased by a combined $2,578,000, which reduced cash during the period and accounts payable, accrued expenses and accrued taxes decreased by a combined $3,710,000, which also reduced cash during the period. The number of days sales in receivables increased by two days from 61 days sales at September 30, 2015 to 63 days sales at April 2, 2016. Capital expenditures in the first six months were $784,000. Exchange rate changes decreased reported cash by $852,000 in the first six months of 2016.

In July 2015, the Company’s U.K. Bank renewed the overdraft facilities of the Company’s U.K. controls and capacitor subsidiaries. The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,295,000 and which are secured by real estate owned by those companies. The renewal of the facilities is for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at April 2, 2016 and at September 30, 2015. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company entered into a €14,000,000 ($15,947,000 at April 2, 2016) credit facility with MPS Bank on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 ($15,947,000 at April 2, 2016), which was the total amount outstanding at April 2, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

There were no significant capital expenditure commitments at April 2, 2016. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $635,000 in fiscal 2016; should the Company suffer a material reduction in revenues in 2016 this commitment could adversely impact the Company’s financial position.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first six months of 2016, approximately 46% of the Company’s sales were made in U.S. Dollars, 17% were made in British Pounds and 37% were made in Euros. Approximately 79% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of April 2, 2016. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of April 2, 2016 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at April 2, 2016:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2016	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	824	824
Accounts receivable in Euros	5,574	5,574
Accounts payable in British Pounds	1,578	1,578
Accounts payable in Euros	7,228	7,228
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	982	982
In Euros	5,692	5,692

Index
Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of April 2, 2016.

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,295,000 and which are secured by real estate owned by those companies. At April 2, 2016 there was $ Nil outstanding on these overdraft facilities. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

The Company entered into a five year €14 million ($15.9 million) credit facility with MPS Bank on January 27, 2016 on which interest is payable quarterly at a margin of 3.0% p.a. over  EuroLIBOR,  with a minimum EuroLIBOR rate of 0.0%.

Item 4	Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of April 2, 2016, these disclosure controls and procedures were not effective due to certain deficiencies in internal control over financial reporting.

We identified a material weakness in the design and documentation of our controls over the accounting for material business combinations. This is primarily due to inadequate technical accounting expertise on this subject as well as a lack of robust and well-defined policies and procedures and insufficient documentation of the controls involved. We are in the process of remedying this deficiency. However, we   believe that the incidence of our engaging in material business combinations in the future will be low, so we do not anticipate that this deficiency will adversely affect our financial reporting during the remediation process.

Also, as previously disclosed, at the end of the first quarter of 2016, an auditor-proposed adjustment to revenue was required because a necessary control was missing, which we identified as a material weakness. We recorded the adjustment in our first quarter financial statements and have added a control to our revenue recognition processes to remedy the deficiency.  Our remediation plan also includes the implementation of enhanced internal auditing procedures around the testing of revenue.

Our remediation plans for both these weaknesses include hiring a director of financial reporting in the United States to increase our knowledge of and experience in applying complex generally accepted accounting principles.  Until this individual is hired and trained in our business, we will make greater use of independent third party consultants to assist with complex accounting issues when needed for nonstandard transactions.

Our remediation of the identified control deficiencies is being conducted with the oversight of the Audit Committee of the Board of Directors.

Notwithstanding such deficiencies, we believe that our Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the controls of the Bassi business (now held in our new Sevcon S.r.l. subsidiary) in time, we excluded the disclosure controls and procedures of that business, to the extent subsumed within internal control over financial reporting, from our evaluation. The acquired business constituted 14% of our total assets at April 2, 2016, and provided 30% of our revenues for the second quarter of 2016.  Our management is in the process of implementing Sevcon’s internal control over financial reporting and disclosure controls and procedures over the acquired operations.

(b)          Changes in internal control over financial reporting. Our principal executive officer and principal financial officer have identified no changes, other than the additional revenue control noted above, in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ten customers accounted for 43% of the Company’s revenues in the first six months of 2016 and the largest customer accounted for 8% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $635,000 in 2016 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

The Company entered into, on January 27, 2016, a five year credit facility with MPS Bank under which it has drawn €14,000,000 (approximately $15,947,000 at April 2, 2016). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operation.

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

Shares of common stock re-acquired in order to pay the withholding taxes due upon vesting of restricted stock awards during the three months ended April 2, 2016, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 3, 2016 to January 30, 2016	23,812	$9.22	-	-
January 31, 2016 to February 27, 2016	-	-	-	-
February 28, 2016 to April 2, 2016	-	-	-	-
Total	23,812	$9.22	-	-

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

See Exhibit Index immediately preceding the exhibits.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date: May 23, 2016	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).

3.3	Sevcon, Inc. 1996 Equity Incentive Plan as amended and restated effective February 2, 2016 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.