Form 10-K/A
period 2015-09-30
SEVCON, INC.
filed 2016-08-05
CIK 825411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015 or

[_] Transition report pursuant to Section 13 or 15(d) of the

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of April 4, 2015, 3,668,937 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $10,600,000. As of December 23, 2015, 3,694,872 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders held February 2, 2016 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends Item 11 of the Form 10-K filed by the registrant on December 24, 2015 to correct errors in the Summary Compensation Table included in the Executive Compensation section that was incorporated by reference into the Form 10-K from the registrant’s proxy statement filed on December 29, 2016. No other modifications to the Form 10-K are being made by this amendment.

Item 11 Executive Compensation

Compensation Tables

The following tables provide certain information concerning the compensation of each of our executive officers whose total compensation exceeded $100,000 in the most recent fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(1)	Total ($)
Mathew Boyle, President and Chief Executive Officer	2015	$327,183	$-	$94,200	$2,349	$423,732
	2014	$338,550	$50,482	$-	$2,424	$391,456
Paul N. Farquhar, Vice President and Chief Financial Officer	2015	$200,874	$-	$62,800	$1,597	$265,271
	2014	$207,852	$30,995	$50,000	$1,648	$290,495

(1)	Messrs. Boyle and Farquhar are residents of the United Kingdom and receive their cash compensation in British Pounds. The amounts shown in the table were determined using the exchange rates (ranging from $1.482 to $1.602 per British Pound during fiscal 2015) in force on the respective payment dates. The following table sets out their cash compensation as actually paid in British Pounds (£):

Name	Year	Salary (£)	Bonus (£)	All Other Compensation (£)
Mr. Boyle	2015	£212,667	£-	£1,585
	2014	£204,075	£31,125	£1,459
Mr. Farquhar	2015	£130,567	£-	£1,078
	2014	£125,291	£19,110	£992

(2)	Represents the grant date fair value of the respective stock awards, determined as described in the Stock-Based Compensation Plans note to our financial statements included in the Form 10-K filed with the Securities and Exchange Commission for the respective year.
(3)	These grants of restricted stock vested (i) with respect to the shares granted in fiscal 2014, at the rate of 20% on each of the first five anniversaries of the grant date and (ii) with respect to the shares granted in fiscal 2015, at the rate of 50% on each of the first two anniversaries of the grant date.

We are party to a Services Agreement with each of Messrs. Boyle and Farquhar that sets forth the principal terms of his employment arrangement with us, as described below under “Executive Employment Agreements.”

Outstanding Equity Awards at Fiscal 2015 Year-End

	Stock Awards
Name	Number of Shares that Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(†)

Matthew Boyle	12,000 (1)	$112,920
Matthew Boyle	12,000 (2)	$112,920
Paul N. Farquhar	6,000 (3)	$56,460
Paul N. Farquhar	8,000 (4)	$75,280
Paul N. Farquhar	8,000 (5)	$75,280

(†)	Based on the closing sale price, $9.41, of our common stock on September 30, 2015, the last trading day of the fiscal year.
(1)	These shares of restricted stock vest as to 6,000 shares on each of (i) the third business day after we publicly announce financial results for fiscal 2015 and (ii) the earlier of December 4, 2016, or the third business day after we publicly announce results for fiscal 2016.
(2)	These shares of restricted stock vest as to 6,000 shares on each of (i) the third business day after we publicly announce financial results for fiscal 2015 and (ii) the earlier of December 16, 2016, or the third business day after we publicly announce results for fiscal 2016.
(3)	These shares of restricted stock vest as to 3,000 shares on each of (i) the third business day after we publicly announce financial results for fiscal 2015 and (ii) the earlier of December 4, 2016, or the third business day after we publicly announce results for fiscal 2016.
(4)	These shares of restricted stock vest as to 2,000 shares on each of (i) the third business day after we publicly announce financial results from fiscal 2015, 2016, 2017 and (ii) the earlier of December 9, 2018 or the third business day after we publicly announce results for fiscal 2018.
(5)	These shares of restricted stock vest as to 4,000 shares on each of (i) the third business day after we publicly announce financial results for fiscal 2015 and (ii) the earlier of December 16, 2016, or the third business day after we publicly announce results for fiscal 2016.

Pension Benefits

The U.K. Retirement Plan was frozen effective September 30, 2012 and in consequence there will be no future accrual earned by U.K. executive officers or employees under this defined benefit arrangement. Prior to the freezing of the plan, the executive officers participated in this defined benefit plan, which was based on 1/60th of final U.K. base salary (as defined in the Plan) for each year of service, subject to a maximum of 2/3rds of final U.K. base salary. With effect from September 30, 2012, the accrued benefits earned by the executive officers, based on their service to this date, will be frozen other than for CPI-based increases to the accrued benefits, which will be applied annually until the executive reaches retirement age.

With effect from October 1, 2012, the executive officers have participated in our U.K. Group Personal Pension Plan (“GPPP”), a defined contribution pension arrangement, with Scottish Widows plc, a U.K. based life, pensions and investment company, which is a subsidiary of Lloyds Banking Group. We contribute a minimum of 4% up to a maximum of 8% of the employee’s base salary on a matched basis dependent on the employee’s personal contribution as a percentage of base salary. A lump sum death in service benefit of eight times the base salary of the executive is payable on the death of the employee during employment.

Executive Employment Agreements

We have a Services Agreement with each of Messrs. Boyle and Farquhar that sets forth the principal terms of his employment arrangement with the Company. Each officer is entitled to receive a minimum base salary (Mr. Boyle – £212,667 and Mr. Farquhar – £130,567, or $321,425 and $197,339, respectively, at the exchange rate in effect on September 30, 2015), which is subject to increase by the Compensation Committee in its discretion. In addition, each officer is eligible to receive an annual cash incentive bonus as determined by the Compensation Committee in its discretion. Each officer is entitled to participate in the Company’s pension plan and to receive family health and life insurance benefits on the terms of the respective plans.

Mr. Boyle’s agreement continues until terminated by us upon at least 12 months’ notice, or by Mr. Boyle upon at least three months’ notice. Mr. Farquhar’s agreement continues until terminated by us upon at least six months’ notice, or by Mr. Farquhar upon at least three months’ notice. For the first 12 months after a change of control, the notice period for termination by us is increased to 18 months for Mr. Boyle and 12 months for Mr. Farquhar. Alternatively, we may in our discretion make a payment of salary in lieu of the whole or any part of any unexpired notice period, together with a sum equivalent to the fair value of any other benefits of employment provided under the terms of the Agreement. If we terminate the employment of either officer for cause, the officer would not be entitled to notice or compensation.

In addition, we have a Non-Competition and Non-Solicitation Agreement with each of Messrs. Boyle and Farquhar. These and the Service Agreements prohibit Mr. Boyle, for up to 24 months after his termination, and Mr. Farquhar, for up to 12 months after his termination, from (i) competing with, soliciting or enticing customers and employees away from, or disparaging the Company or any of its subsidiaries, and (ii) interfering with the continuance of supplies and services from our principal suppliers.

Upon a change in control of us (whether or not the officer’s employment is terminated), these agreements provide that vesting of shares of restricted stock and unvested stock options held by such officer would accelerate. (For this purpose, a "change in control" means a change in control of us that would be required by SEC rules to be reported in our proxy statement, including the acquisition by any person of beneficial ownership of our securities representing a majority of the combined voting power of our then outstanding securities.) Similarly, if we terminate an officer’s employment other than for cause or disability, vesting of shares of restricted stock and unvested stock options held by such officer would accelerate. Upon a change in control of us, we also must ensure that the officer continues to be provided with a pension plan offering benefits equivalent to the benefits provided under our pension plan in effect on July 1, 2010. The following table sets forth the compensation that would have been due to Messrs. Boyle and Farquhar as a result of a change in our control, and termination of employment where applicable, occurring on September 30, 2015:

Golden Parachute Compensation

Name	Cash($)(1)	Equity($)(2)	Total
Matthew Boyle	$484,479	$225,800	$710,279
Paul N. Farquhar	$198,296	$207,020	$405,316

(1)	Represents the aggregate cash payment that would be due in lieu of notice if the executive’s employment was terminated within 12 months after the change in control. Any such payment would be made in British Pounds. The amounts shown in the table were determined using the executives’ salary at September 30, 2015 and the exchange rate (1.5114 per Pound) in force on that date.
(2)	Represents the aggregate value of restricted stock awards for which vesting would be accelerated, based on the $9.41 closing sale price of our common stock on September 30, 2015. The actual amount received by the officer on the sale of previously restricted stock will depend on market value at the time of such transactions. A change in our control will trigger accelerated vesting of the officer’s outstanding equity awards, regardless of whether the officer’s employment is terminated in connection with the change in control transaction.

In the event of a change in control, it is possible that the compensation arrangements for Messrs. Boyle and Farquhar may be renegotiated by the officers, the Board of Directors and/or our merger or acquisition partner, in which case the amounts payable might differ from those shown above.

Board’s Role in Risk Oversight

The Company’s business involves many operational and financial risks, which management and the Board seek to mitigate through careful planning and execution. Assessing and managing risk is primarily the responsibility of the Company’s management. However, the Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors provides oversight by receiving reports from management in Board meetings and conference calls, as well as through periodic management reports. These include reports on the market environment and strategic situation, customer sales results and forecasts, availability of raw materials and components, product development, liquidity, and overall financial performance and forecasts. Board members have the opportunity to provide input and direction to management on managing risks on a current basis, either directly or through the Chairman. In order to ensure that longer term risks are also considered in a timely and consistent manner, each year the full Board reviews and approves a strategic business plan that is used by management throughout the year. The Executive Committee oversees the Company’s business activities, including its management of operational risks, between meetings of the Board. The Audit Committee has responsibility for overseeing the Company’s internal financial and accounting controls. As such, the Audit Committee regularly discusses with management and the Company’s independent registered public accounting firm the Company’s major financial and controls-related risk exposures and the steps that management has taken to monitor and control such exposures. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Company believes that Board leadership by an independent Chairman enhances the Board’s ability to oversee the Company’s operational and financial risks.

Director Compensation

Non-employee directors are each paid a retainer of $60,000, 50% in cash and 50% in the form of restricted stock, as described below. The Chairman of the Board of Directors receives an additional $20,000 per year, and the Chairmen of the principal committees receive the following additional amounts for their duties as such: Audit, $10,000, Compensation, $5,000, Nominating and Governance, $5,000. Members of the Audit Committee each receive an additional $2,000 for their duties as such, and the members of the Compensation and Nominating and Governance Committees each receive $1,500. The members of ad hoc committees appointed to address specific matters also receive additional compensation, depending on the circumstances.

Half of the non-employee directors’ annual retainer is in the form of an equity grant to align their interests with those of the stockholders. In 2015, such grants were for 3,400 shares of restricted stock, determined by dividing $30,000 by the average share price for calendar year 2014 and rounding to the nearest 100 shares. Such restricted shares will fully vest the day before the 2016 annual meeting of stockholders or, if earlier, upon the recipient’s death or disability or upon a change in control of the Company. Restricted shares may not be sold, assigned, transferred, pledged or otherwise disposed of by the recipient until they vest. If the recipient’s service as a director of the Company is terminated for any reason other than the recipient’s death or disability, any unvested shares will be forfeited and returned to the Company, unless the Compensation Committee determines otherwise in its discretion.

The following table shows compensation paid to all non-employee directors during fiscal 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Glen Angiolillo	34,842	24,956	59,798
Maarten D. Hemsley	35,781	24,956	60,737
William J. Ketelhut	56,421	24,956	81,377
Ryan J. Morris	29,265	24,956	54,221
Paul B. Rosenberg(3)(4)	9,951	-	9,951
Walter M. Schenker	36,562	24,956	61,518
Marvin G. Schorr	30,593	24,956	55,549
Bernard F. Start(4)	8,236	-	8,236
David R.A. Steadman	33,593	24,956	58,549
Paul O. Stump	30,921	24,956	55,877
Fred A. Wang	33,749	24,956	58,705

(1)	Represents the aggregate grant date fair value of the restricted stock awards received by the director during fiscal 2015, determined in accordance with FASB ASC Topic 718.
(2)	As of September 30, 2015, each non-employee director held 3,400 shares of restricted stock.
(3)	Mr. Rosenberg was a participant in the Company’s Directors Retirement Plan, which was terminated in 1997. The change in value of his accumulated benefit under the Plan in 2015 was $1,656.
(4)	Messrs. Rosenberg and Start served until the 2015 annual meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SEVCON, INC.
Dated: August 5 2016	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer