Form 10-Q
period 2016-07-02
SEVCON, INC.
filed 2016-08-12
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common stock, par value $.10	5,343,257

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2016

Index
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries
(in thousands of dollars except share and per share data)
	July 2, 2016	September 30, 2015
	(unaudited)	(derived from audited statements)
ASSETS
Current assets:
Cash and cash equivalents	$4,273	$8,048
Trade receivables, net of allowances for doubtful accounts of $200 at July 2, 2016 and $37 at September 30, 2015	10,995	8,995
Other receivables	1,230	467
Inventories	14,148	6,790
Deferred taxes	459	1,244
Prepaid expenses and other current assets	3,010	2,337
Total current assets	34,115	$27,881
Property, plant and equipment, at cost:
Land and improvements	19	21
Buildings and improvements	613	693
Equipment	12,032	11,485
	12,664	12,199
Less: accumulated depreciation	(9,713)	(9,574)
Net property, plant and equipment	2,951	2,625
Long-term deferred tax assets	3,683	3,232
Intangible assets, net	10,372	-
Goodwill	8,604	1,435
Other long-term assets	497	443
Total assets	$60,222	$35,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$109	$-
Accounts payable	8,699	6,184
Accrued expenses	3,689	1,973
Accrued and deferred taxes on income	65	-
Dividends payable	-	200
Debt to related parties	971	-
Total current liabilities	13,533	8,357
Long-term bank debt, net	15,216	-
Liability for pension benefits	10,527	10,963
Long-term deferred tax liabilities	1,794	500
Long-term debt to related parties	1,507	-
Total liabilities	$42,577	$19,820

Commitments and Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, par value $.10 per share - authorized - 1,000,000 shares; Outstanding, 449,011 shares at July 2, 2016 and 452,124 at September 30, 2015	45	45
Common stock, par value $.10 per share - authorized 20,000,000; outstanding, 4,218,339 shares at July 2, 2016 and 3,694,872 at September 30, 2015	422	369
Premium paid in on common stock	11,711	6,637
Premium paid in on preferred stock	8,995	9,058
Retained earnings	7,480	10,607
Accumulated other comprehensive loss	(10,961)	(11,004)
Total Sevcon, Inc. and subsidiaries stockholders’ equity	17,692	15,712
Non-controlling interest	(47)	84
Total stockholders’ equity	17,645	15,796
Total liabilities and stockholders’ equity	$60,222	$35,616

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$13,913	$10,346	$36,209	$30,619
Cost of sales	(9,161)	(6,490)	(23,219)	(18,976)
Gross profit	4,752	3,856	12,990	11,643
Selling, general and administrative expenses	(4,463)	(2,551)	(10,568)	(7,630)
Research and development expenses	(1,212)	(1,044)	(3,419)	(2,796)
Acquisition costs	(8)	-	(1,425)	-
Operating (loss) income	(931)	261	(2,422)	1,217
Interest expense	(140)	(14)	(271)	(54)
Interest income	4	4	16	20
Foreign currency (loss) gain	(522)	(21)	(487)	258
Change in fair value of foreign exchange contracts	-	132	-	(68)
(Loss) income before income tax	(1,589)	362	(3,164)	1,373
Income tax benefit (provision)	60	(83)	139	(188)
Net (loss) income	(1,529)	279	(3,025)	1,185
Net loss attributable to non-controlling interests	84	2	131	31
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(1,445)	281	(2,894)	1,216
Preferred share dividends	(93)	(110)	(327)	(335)
Net (loss) income attributable to common stockholders	$(1,538)	$171	$(3,221)	$881
Net income per ordinary share – basic	$(0.38)	$0.04	$(0.84)	$0.25
Net income per ordinary share – diluted	$(0.38)	$0.04	$(0.84)	$0.25
Weighted average shares used in computation of earnings per share:
Basic	4,070	3,486	3,828	3,459
Diluted	4,070	3,577	3,828	4,913

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Three months ended		Nine months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net (loss) income attributable to Sevcon, Inc. and subsidiaries	$(1,445)	$281	$(2,894)	$1,216
Other comprehensive income (loss)
Foreign currency translation adjustment	(71)	174	(160)	(262)
Defined benefit pension plans:
Pension benefit plans adjustments during the period	128	66	277	198
Tax expense	(39)	(16)	(74)	(47)
Comprehensive (loss) income	$(1,427)	$505	$(2,851)	$1,105

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries
	(in thousands of dollars)
	Nine months ended
	July 2, 2016	July 4, 2015
Cash flow from operating activities:
Net (loss) income	$(3,025)	$1,185
Adjustments to reconcile net (loss) income to net cash (used by) generated from operating activities:
Depreciation	557	470
Amortization of intangible assets	732	-
Amortization of fair value uplift to assets arising on acquisition of subsidiary	257	-
Increase in bad debt provision	55	-
Unrealized loss on change in value of foreign exchange contracts	-	68
Stock-based compensation	527	406
Pension contributions greater than pension expense	(114)	(308)
Deferred tax provision	(139)	188
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	912	(1,712)
Other receivables	(90)	(285)
Inventories	(4,141)	(517)
Prepaid expenses and other current assets	(1,930)	(321)
Accounts payable	(424)	836
Accrued expenses	(1,744)	159
Accrued and deferred taxes on income	926	(99)
Bank overdraft	109	-
Net cash (used by) generated from operating activities	(7,532)	70
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(1,043)	(1,088)
Acquisition of subsidiary, net of cash acquired	(9,255)	-
Net cash used by investing activities	(10,298)	(1,088)
Cash flow used by financing activities:
Proceeds of long-term debt	15,448	500
Debt issuance costs	(232)	-
Repayments of long-term debt	(500)	(1,728)
Dividends paid	(434)	(263)
Purchase and retirement of common stock	(222)	(98)
Net cash generated from (used by) financing activities	14,060	(1,589)
Effect of exchange rate changes on cash	(5)	(83)
Net decrease in cash	(3,775)	(2,690)
Beginning balance - cash and cash equivalents	8,048	11,238
Ending balance - cash and cash equivalents	$4,273	$8,548
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	197	86
Cash paid for interest	245	54
Conversion of preferred stock to common stock	$62	$169

Investment in subsidiary, net of cash acquired:

Cash consideration	10,832	-
Cash acquired	(1,577)	$-
Net cash investment in subsidiary	$9,255	$-
Issuance of common stock on acquisition of subsidiary	$4,760	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
SEVCON, INC.

Notes to Consolidated Financial Statements – July 2, 2016

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

Accounting for joint-venture subsidiary

For the Company's less than wholly owned joint venture subsidiary, Sevcon New Energy Technology (Hubei) Company Limited, the Company first analyzes whether this joint venture is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses (i) whether the joint venture is a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the joint venture qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. as of July 2, 2016 and the results of operations and cash flows for the three and nine month periods ended July 2, 2016. These unaudited interim financial statements should be read in conjunction with the 2015 annual consolidated financial statements and related notes included in the 2015 Sevcon, Inc. Annual Report filed on Form 10-K (the “2015 consolidated financial statements and related notes included in the 2015 Sevcon, Inc. Annual Report filed on Form 10-K (the “2015 10-K”). Unless otherwise indicated, each reference to a year means the Company’s fiscal year, which ends on September 30.

Index
The results of operations for the three and nine month periods ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Purchase Price

The total purchase price was approximately $19.1 million and included (1) cash consideration of €10.0 million ($10.8 million) and (2) 500,000 shares of the Company’s common stock ($4.8 million at the Company’s Closing Date stock price of $9.52) and (3) the fair value of assumed dividends payable to the former owner of Bassi, Bassi Holding of €3.23 million ($3.5 million).

Sevcon Italy is required to distribute to the former owner of Bassi, Bassi Holding, outstanding dividends at fair value aggregating €3.23 million (approximately $3.5 million) in increments over a three-year period, post-closing.

During the nine months ended July 2, 2016, the Company incurred $1.4 million in costs and expenses related to the Company’s acquisition of Bassi that are included in the consolidated statement of operations.

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. Goodwill resulting from this acquisition is largely attributable to the experienced workforce of Bassi and synergies expected to arise after the integration of Bassi’s products and operations into those of the Company. Goodwill resulting from this acquisition is not deductible for tax purposes. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangible assets for developed technologies, customer relationships, order backlog and trade names, which are being amortized using the straight-line method over their estimated useful lives, as well as goodwill.

Index
The fair value of the total consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands)

	(in thousands of dollars) January 29, 2016
Consideration
Cash		$10,832

Common stock (500,000 shares of Sevcon, Inc.)		4,760

Fair value of pre-acquisition dividends payable to Bassi Holding		3,503

Fair value of total consideration		$19,095

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$1,577
Accounts receivable	3,318
Inventory	4,183
Property and equipment	923
Other assets	715
Accounts payable	(3,513)
Accrued and other current liabilities	(2,020)
Deferred tax liabilities	(1,947)
Other long-term liabilities	$(1,360)	$1,876

Estimated fair value of identifiable intangible assets acquired:

Developed technologies	325
Customer relationships	8,774
Trade name	758
Order backlog	325	10,182

Fair value of total consideration, excluding goodwill		12,058

Goodwill		7,037

Fair value of total consideration		$19,095

The above fair value allocation is considered preliminary and is subject to revision during the measurement period. Management is in the process of completing its evaluation of acquired intangible assets. Additionally, the Company is continuing to validate the fair values of working capital including inventory and property and equipment.

The preliminary fair value of the assets acquired includes accounts receivable of $3,318,000. The gross amount due under contracts is $3,428,000 of which $110,000 is expected to be uncollectible.

Valuation of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Bassi acquisition (dollars in thousands):

Index
	Amount Assigned	Amortization Period (in years)
Definite-lived intangible assets:
Developed technologies	$325	7.0
Customer relationships	8,774	10.0
Trade name	758	10.0
Order backlog	325	1.0
Total intangible assets acquired	$10,182

Actual Results of Bassi Acquisition

Bassi’s net revenues and operating income following the acquisition included in the Company’s operating results for the nine months ended July 2, 2016 were $9.0 million and nil, respectively.

Pro Forma Summary

The unaudited consolidated pro forma results for the nine month periods ended July 2, 2016 and July 4, 2015 are set out in the table below.  The pro forma consolidated results combine the results of operations of the Company and Bassi as though Bassi had been acquired on October 1, 2014 and include amortization charges for the acquired intangibles and interest expense related to the Company’s borrowings to finance the acquisition.  The 2016 pro forma results were adjusted to exclude $1,425,000 of acquisition costs to date related to Bassi and $257,000 of non-recurring expense relating to the fair value adjustments to acquisition date inventory and property and equipment. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2014.

	(in thousands of dollars)
	Nine months ended July 2, 2016	Nine months ended July 4, 2015
Revenue	$41,857	$42,228
Net income (loss)	$(1,397)	$368

(4)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 336,990 shares reserved and available for grant at July 2, 2016. There were 139,578 shares reserved and available for grant at September 30, 2015.

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

Performance based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.94 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company meeting an earnings per share target applicable to fiscal year 2018 set by the Compensation Committee so long as the employee is then employed by the Company.  The estimated fair value of the stock on the date of the grant was $185,000 based on the fair market value of stock on the date of issue. The unvested compensation is being charged to income over three years. The charge to income for this employee stock option grant will be approximately $14,000 on a quarterly basis.

A summary of option activity under the employee share option plan as of July 2, 2016, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of September 30, 2015	-	$-	-		$-
Granted	38,460	$9.94	5.00		$11,153
Exercised	-	-	-		-
Forfeited or Expired	-	-	-		-
Outstanding at July 2, 2016	38,460	$9.94	4.46	$	nil
Exercisable	-	-	-		-
Vested and expected to vest	34,737	$9.94	4.46	$	nil

Restricted stock:

In December 2015, the Company granted 11,540 shares of restricted stock to four employees which will vest subject to the Company meeting the same earnings per share target applicable to fiscal year 2018, so long as the employee is then employed by the Company. The estimated fair value of the stock on the date of the grant was $116,000 based on the fair market value of stock on the date of issue. The unvested compensation is being charged to income over three years. The charge to income for this employee stock option grant was $8,000 and $18,000 for the three and nine months ended July 2, 2016 and will be approximately $8,000 on a quarterly basis.

Index
Management has assessed the performance criteria relating to these grants and concluded that they are likely to be met. Accordingly the relevant portion of the charge has been taken to income in the three and nine months ended July 2, 2016.

Time-based awards

Restricted stock:

In February 2016, the Company granted 29,700 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2017 annual general meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee.  The aggregate fair value of the stock measured on the date of the grant was $292,000 based on the closing sale price of the stock on the date of grant.  Subsequent to this, 3,300 of these granted shares of restricted stock were cancelled and returned to the Plan following the resignation of a director. Compensation expense is being charged to income on a straight line basis over the twelve month period during which the forfeiture conditions lapse.  The charge to income for these restricted stock grants in the nine months to July 2, 2016 was $65,000 and the subsequent charge will be approximately $65,000 on a quarterly basis.

In February 2015, the Company granted 30,600 shares of restricted stock to nine non-employee directors, which vested on the day before the 2016 annual meeting. The aggregate fair value of the stock measured on the date of grant was $225,000, based on the closing sale price of the stock on the date of grant. Compensation expense was charged to income on a straight line basis over the twelve month requisite service period during which the forfeiture conditions lapsed. The charge to income for these restricted stock grants in 2015 was $131,000 and the charge in the nine months to July 2, 2016 was $94,000.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

A summary of restricted stock and stock option activity, including both performance based awards and time-based awards, for the nine months ended July 2, 2016 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	168,600	$5.27
Granted	92,600	$7.49
Vested	(64,600)	$6.32
Non-vested balance as of September 30, 2015	196,600	$5.97
Granted	41,240	$9.89
Cancelled	(3,300)	$9.82
Vested	(91,600)	$6.72
Non-vested balance as of July 2, 2016	142,940	$6.53

	Number of shares of Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2015	-	$-
Granted	38,460	$4.81
Vested	-	$-
Non-vested balance as of July 2, 2016	38,460	$4.81

Stock-based compensation expense was $169,000 and $527,000 for the three and nine month periods ended July 2, 2016 and $147,000 and $406,000 for the three and nine months ended July 4, 2015 respectively. At July 2, 2016, there was $679,000 of unrecognized compensation expense related to restricted stock and stock options granted under the Plan. The Company expects to recognize that cost over a weighted average period of 1.9 years.

Index
(5)	Cash dividends

Common stock dividends

The Company is not paying a dividend at the present time and the Board of Directors will consider whether to pay a common stock dividend in the future.

Preferred Stock dividends

At July 2, 2016 there were 449,011 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $216,816 was paid on April 15, 2016.  The next semi-annual dividend will be paid on October 15, 2016.

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

Basic and diluted net income per common share for the three and nine month periods ended July 2, 2016 and July 4, 2015 were calculated as follows:

	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Numerator:
Net income (loss) attributable to common stockholders for computing net income (loss) per ordinary share – basic	$(1,538)	$171	$(3,221)	$881
Dividend eliminated upon assumed conversion of convertible preferred stock	-	-	-	335
Net income (loss) attributable to common stockholders for computing net income (loss) per ordinary share – diluted	$(1,538)	$171	$(3,221)	$1,216

Denominator:
Weighted average shares used in calculating net income (loss) per ordinary share – basic	4,070	3,486	3,828	3,459
Adjustment for assumed conversion of convertible preferred stock	-	-	-	1,374
Adjustment for shares issuable upon vesting of restricted stock	-	91	-	80
Weighted average shares used in calculating net income (loss) per ordinary share – diluted	4,070	3,577	3,828	4,913
Net income (loss) per ordinary share – basic	$(0.38)	$0.04	$(0.84)	$0.25
Net income (loss) per ordinary share – diluted	$(0.38)	$0.04	$(0.84)	$0.25
No. of shares of convertible preferred stock that are anti-dilutive excluded from calculation of common stock equivalents	1,347	1,357	1,353	-

Index
(7)	Segment information

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

		(in thousands of dollars)

		Three months ended July 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	8,462	405	5,046	-	13,913
Inter-segment revenues	-	-	-	-	-
Operating income (loss)	(511)	(5)	(257)	(158)	(931)
Identifiable assets, excluding goodwill	38,149	901	8,715	3,853	51,618
Goodwill	1,435	-	7,169	-	8,604

		Three months ended July 4, 2015
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	9,820	526	-	-	10,346
Inter-segment revenues	-	-	-	-	-
Operating income	342	5	-	(86)	261
Identifiable assets, excluding goodwill	24,033	1,248	-	7,150	32,431
Goodwill	1,435	-	-	-	1,435

		Nine months ended July 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	25,968	1,215	9,026	-	36,209
Inter-segment revenues	-	-	-	-	-
Operating income (loss)	(449)	(61)	9	(1,921)	(2,422)
Identifiable assets, excluding goodwill	38,149	901	8,715	3,853	51,618
Goodwill	1,435	-	7,169	-	8,604

		Nine months ended July 4, 2015
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	29,000	1,619	-	-	30,619
Inter-segment revenues	-	3	-	-	3
Operating income	1,064	121	-	32	1,217
Identifiable assets, excluding goodwill	24,033	1,248	-	7,150	32,431
Goodwill	1,435	-	-	-	1,435

Index
In the electronic controls segment, revenues derive from the following products and services:

(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Electronic controls for zero emission and hybrid electric vehicles	$5,638	$7,445	$17,876	$19,746
Accessory and aftermarket products and services	2,824	2,375	8,092	9,254
Total controls segment revenues	$8,462	$9,820	$25,968	$29,000

(8)	Research and development

The cost of research and development programs is charged against income as incurred and was as follows:

In recent years the Company has received several awards of research and development grants by public bodies established by the U.K. government to stimulate technology-enabled innovation.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this Technology Strategy Board project of $Nil  in the nine month period ended July 2, 2016, associated with research and development expense of $7,000 in the period. The Company recorded grant income of $56,000 in the nine month period ended July 4, 2015, associated with research and development expense of $245,000 in the same period.

In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $115,000 in the nine month period ended July 2, 2016 associated with research and development expense of $392,000 in the period. The Company recorded grant income of $27,000 in the nine month period ended July 4, 2015, associated with research and development expense of $149,000 in the same period.

The grant income in the first nine months of 2016 and 2015 was recorded as a reduction of research and development expense.

In the three and nine month periods ended July 2, 2016, the Company recorded refundable tax credits of $315,000 related to certain research and development incentives in the U.K.  These amounts have been recorded in operating income, as they are refunded without regard to actual tax liability.

(9)	Income Taxes

The Company’s effective tax rate of 4% is significantly lower than the U.S. statutory rate of 34%, primarily due to the fact that certain current year operating losses in the U.K. have been foregone in exchange for a cash refund. As mentioned in Note 8, this benefit is recorded in operating income, as such amounts are refundable without regard to actual tax liability.

Index
(10)	Employee benefit plans

Sevcon, Inc. has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitor business.

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $161,000 and $152,000 at July 2, 2016 and July 4, 2015, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

The Company’s Italian subsidiary, Bassi S.r.l., has a liability to pay its employees a severance indemnity, ‘Trattamento di fine Rapporto’ (“TFR”) when they leave the Company’s employment.  TFR, which is mandatory for Italian companies, is deferred compensation and is based on the employees’ years of service and the compensation earned by the employee during the service period.  TFR is considered a “Defined Benefit Plan” and the related liability is recognized in the consolidated balance sheet within “Liability for pension benefits”.  This liability, which is unfunded, was $1,245,000 at July 2, 2016.

The Company has frozen the U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees. The Company uses a September 30 measurement date for its defined benefit pension plans.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest cost	$304	$308	$885	$928
Service cost	49	-	82	-
Expected return on plan assets	(281)	(311)	(846)	(937)
Amortization of net loss	128	66	278	198
Net periodic benefit cost	200	63	399	189
Net cost of defined contribution plans	$105	$87	$388	$359
Net cost of all employee benefit plans	$305	$150	$787	$548

The following table sets forth the movement in the liability for pension benefits in the nine month periods ended July 2, 2016 and July 4, 2015, respectively:

	(in thousands of dollars)
	Nine Months ended
	July 2, 2016	July 4, 2015
Liability for pension benefits at beginning of period	10,963	9,529
Liability assumed on acquisition of subsidiary	1,167	-
Interest cost	885	928
Service cost	82	-
Expected return on plan assets	(846)	(937)
Plan withdrawals	(36)	-
Plan contributions	(477)	(497)
Effect of exchange rate changes	(1,211)	(349)
Balance at end of period	10,527	8,674

Amounts recognized in the balance sheet consist of:

	(in thousands of dollars)
	July 2, 2016	July 4, 2015
Non-current liabilities	$10,527	$8,674

Index
Amounts recognized in accumulated other comprehensive loss consist of:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Actuarial loss, net of $39 and $74 tax benefit for the three and nine month periods, respectively, (2015: net of $16 and $47 tax benefit for the three and nine month periods, respectively)	$89	$50	$203	$151

Sevcon, Inc. contributed $150,000 to its frozen U.S. defined benefit plan in the nine months ended July 2, 2016; it presently anticipates contributing a further $50,000 to fund its U.S. plan in the remainder of fiscal 2016. In addition, employer contributions to the frozen U.K. defined benefit plan were $327,000 in the first nine months and are estimated to total $426,000 in 2016.

The table below presents information about the Company’s pension plan assets measured and recorded at fair value as of July 2, 2016 and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)

July 2, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	12,011	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	4,869	-
U.S. Mutual Funds and Fixed Income Funds	1,176	-	-
U.S. Equity Funds	1,970	-	-
Other Types of Investments
Cash	1,159	-	-
Total	4,305	16,880	-

	(in thousands of dollars)
September 30, 2015	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	13,044	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	3,845	-
U.S. Mutual Funds and Fixed Income Funds	2,557	-	-
U.S. Equity Funds	350	-	-
Other Types of Investments
Cash	331	-	-
Total	3,238	16,889	-

Index
*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

**	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The Company’s pension plan financial assets held in the Adept Strategy 9 Fund and the Schroder investments are Level 2 assets. The Company uses the Net Asset Value to determine the fair value of underlying investments which (a) do not have readily determinable fair value; and (b) prepare their financial statements consistent with the measurement principles of an investment company. The Funds are not exchange traded. The Funds are not subject to any redemption notice periods or restrictions and can be redeemed on a daily basis. No gates or holdbacks or dealing suspensions are being applied to the Funds. The Funds are of perpetual duration.

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments have been, or are expected, to be paid:

(in thousands of dollars)
2016	$426
2017	514
2018	532
2019	540
2020	550
2021 – 2025	$2,958

(11)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	July 2, 2016	September 30, 2015
Raw materials	$6,540	$2,453
Work-in-process	200	90
Finished goods	7,408	4,247
	$14,148	$6,790

(12)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of July 2, 2016 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term bank debt at July 2, 2016 approximated $15,448,000 (the gross carrying value on the consolidated balance sheet at July 2, 2016) based on recent financial market pricing. The current portion of long-term debt represented a Level 2 liability in accordance with the fair value hierarchy described in Note 10.

Index
(13)	Accrued expenses

Set out below is an analysis of other accrued expenses at July 2, 2016 and September 30, 2015, which shows separately any items in excess of 5% of total current liabilities:

	(in thousands of dollars)
	July 2, 2016	September 30, 2015
Accrued compensation and related costs	$1,607	$827
Other accrued expenses	2,082	1,146
	$3,689	$1,973

(14)	Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Warranty reserves at beginning of period	$249	$144	$278	$153
Liability assumed on acquisition of subsidiary	-		34	-
Decrease in beginning balance for warranty obligations settled during the period	-	-	(72)	-
Foreign currency translation adjustment	(6)	3	(2)	(9)
Net increase in warranty reserves for products sold during the period	-	-	5	3
Warranty reserves at end of period	$243	$147	$243	$147

(15)	Debt

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,200,000 and which are secured against real estate owned by those companies. In July 2016, the Company’s U.K. bank renewed these facilities for a twelve month period, although they can be withdrawn on demand by the bank. The facilities were unused at July 2, 2016 and at September 30, 2015.

The Company entered into a €14,000,000 ($15,448,000 at July 2, 2016) credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 ($15,448,000), which was the total amount outstanding at July 2, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

Annual principal payments on long term bank debt, net of debt issuance costs, and converted to U.S. dollars at the  July 2, 2016 exchange rate of $0.906 Euros per U.S. dollar, are as follows (in thousands of dollars):

2018	$1,159
2019	1,545
2020	1,545
2021	11,199
15,448
Less: debt issuance costs	(232)
Total	$15,216

Index
(16)	Commitments and Contingencies

Sevcon, Inc. is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at July 2, 2016 and September 30, 2015 was $144,000 and $153,000, respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30,  2016 - $604,000; 2017 - $580,000; 2018 - $536,000; 2019 - $492,000; 2020 - $492,000 and $2,237,000 thereafter.

The U.K. subsidiaries of the Company have given to a bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,200,000. There were no amounts outstanding on the overdraft facilities at July 2, 2016 and at September 30, 2015.

(17)	Changes in Other Comprehensive Loss

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in 2016 and 2015:

	(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2014	(956)	(7,873)	(8,829)
Other comprehensive loss for the period	(318)	(1,857)	(2,175)
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive income (loss) for the period	(160)	203	43
Balance July 2, 2016	(1,434)	(9,527)	(10,961)

(18)	Related Parties

Bassi Holding (see Note 3) is considered a related party as a stockholder of the Company.

As at July 2, 2016 there was a balance of $2,478,000 payable by the Company to Bassi Holding included in Debt to related parties. This debt relates to dividends payable to Bassi Holding as a result of the acquisition on January 29, 2016.

During the three and nine month periods ended July 2, 2016 the Company also paid rent to Bassi Holding in the amounts of $83,000 and $138,000 respectively. No rent was paid in the three and nine month periods ended July 4, 2015.

On August 2, 2016, Ryan Morris, a member of the Board, was elected Executive Chairman of the Board. Mr. Morris is considered a related party as he is President of Meson Capital Partners LLC, a shareholder of the Company

(19)	Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements.

On July 6, 2016, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, under which it agreed to sell 1,124,000 units, each consisting of one share of common stock, $0.10 par value, and half a warrant to purchase one share of common stock, at a price of $9.12 per unit, for total gross proceeds of $10,250,880.  The participating investors include funds affiliated with the principal institutional stockholders of the Company and funds managed by two of the Company’s directors.

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

CRITICAL ACCOUNTING ESTIMATES

As of July 2, 2016, there have been no material changes to the critical accounting estimates described in the Company’s 2015 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF THIRD QUARTER AND FIRST NINE MONTHS

Results of Operations

Three months ended July 2, 2016 and July 4, 2015

The following table compares the results by segment for the three months ended July 2, 2016 with the same period in the prior year. The table shows the effect of currency and volume changes in percentage terms:

	Three months ended		Favorable (unfavorable) % change due to:
	July 2, 2016	July 4, 2015	Total	Currency	Volume
Sales:
Controls - to external customers	$8,462	$9,820	(13.8)	(7.8)	(6.0)
Capacitors - to external customers	405	526	(23.0)	(5.6)	(17.4)
Capacitors - inter-segment	-	-	-	-	-
Capacitors – total	405	526	(23.0)	(5.6)	(17.4)
Chargers - to external customers	5,046	-	100.0	-	100.0
Total sales to external customers	13,913	10,346	34.5	(7.7)	42.2
Gross Profit:
Controls	3,204	3,626	(11.6)	(9.1)	(2.5)
Capacitors	172	230	(25.3)	(5.7)	(19.6)
Chargers	1,376	-	100.0	-	100.0
Total	4,752	3,856	23.2	(8.9)	32.1
Selling, research and development, acquisition costs and administrative expenses:
Controls	(3,715)	(3,283)	(13.2)	3.5	(16.7)
Capacitors	(177)	(226)	21.7	4.2	17.5
Chargers	(1,633)	-	(100.0)	-	(100.0)
Unallocated corporate income (expense) and acquisition costs	(158)	(86)	(82.6)	-	(82.6)
Total	(5,683)	(3,595)	(58.0)	3.5	(61.5)
Operating (loss) income:
Controls	(511)	342	(249.4)	(63.4)	(186.0)
Capacitors	(5)	5	(200.0)	(60.1)	(139.3)
Chargers	(257)	-	(100.0)	-	(100.0)
Unallocated corporate income (expense) and acquisition costs	(158)	(86)	(82.6)	-	(82.6)
Total	(931)	261	(458.1)	(84.7)	(373.4)
Other income and expense	(658)	101	(751.4)	33.3	(784.7)
(Loss) income before income tax	(1,589)	362	(539.0)	(51.5)	(487.5)
Income tax benefit (provision)	60	(83)	172.4	50.9	76.9
Net (loss) income	$(1,529)	$279	(648.0)	(51.6)	(596.4)
Net loss attributable to non-controlling interests	84	2	4,100.0	-	4,100.0
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(1,445)	281	(614.2)	(51.2)	(563.0)
Preferred share dividends	(93)	(110)	(15.5)	-	(15.5)
Net (loss) income attributable to common stockholders	$(1,538)	$171	(999.4)	(84.2)	(915.2)

Index
On January 29, 2016 the Company closed the acquisition of Bassi S.r.l. (Bassi), a company which makes battery chargers for a range of Electric Vehicle (“EV”) applications. The operating performance of Bassi is included for the first time in the consolidated accounts in this fiscal year. We record the performance of Bassi as the chargers segment in our financial reporting.

Revenues in the third quarter of 2016 were $13,913,000 compared to $10,346,000 in the same quarter last year, a 34% increase year-on-year that reflected the acquisition of Bassi. Bassi revenues were $5,046,000 for the third quarter, and revenues in the controls and capacitors businesses combined were $8,867,000 compared to $10,346,000 in the same fiscal quarter last year, a reduction of 14.3%. Foreign currency fluctuations decreased reported sales by $792,000, or 7.7%, mainly due to a stronger U.S. dollar compared with both the British pound and the euro, than in the same fiscal period last year. Excluding the impact of the chargers segment and foreign currency fluctuations, sales would have been 6.6% lower than the prior-year period.

The weak demand conditions experienced in the first half year in our industrial off-road markets continued in the third quarter of 2016. Aerial work platform, fork-lift truck and mining markets were all down by double-digits.  While the performance in these sectors is not where we would like it to be, there are signs of improvement, particularly in sales to fork-lift truck manufacturers.

In the on-road sector, sales for two-wheel applications were up 27% in the third quarter compared to the prior year, which largely reflects increased sales to an electric motorcycle manufacturer in the USA. In the four-wheel, on-road, sector, sales decreased 16% compared to the same period in 2015. This was largely due a significant customer, which uses our controllers for an all-electric drivetrain designed for the Chinese market, deciding to move drivetrain production to China, causing a pause in demand from us. We expect demand in the four-wheel, on-road sector to improve in the fourth fiscal quarter of 2016 and to continue into 2017

In the second quarter of 2016 we were awarded a multiyear, contract by a manufacturer of performance cars. This is one among several contracts of its type we are currently working on, which are described in more detail in the discussion of engineering services below. The contract is for the development of the controller to allow electrification of the drive system. The contract covers engineering time and materials and is likely to last four years. The customer has provided a follow-on, non-binding production forecast that contemplates up to $41 million in product purchases over a five-year period following successful completion of the development phase, i.e., expected to commence in 2020. Whether or not the manufacturer purchases any product from us, let alone in such amounts, will depend on a number of factors that cannot be assured, including without limitation our successfully completing the development of the controller, the manufacturer’s deciding to commence production of the car, which will be in its sole discretion, and whether or not the market for the car develops as the manufacturer hopes. In addition to this program we also continued to make progress on the electrification project with a large German manufacturer of trucks, buses, engines and transportation solutions.

The Company’s joint venture in China continues to make progress; in the third quarter we received a contract from a supplier of electric motors for the development of a controller for on road applications. We expect to ship prototypes of these controllers in the fourth quarter. We are able to achieve these challenging timescales because of the work we have already completed on our generic Gen5 product. In other projects, we have had another quarter of testing with one substantial Chinese OEM and we expect to begin production shipments by the end of calendar 2016.  In general, with the Chinese JV we are initially targeting electric and hybrid vehicle applications in what is becoming the world’s largest market for two- and four-wheel electric vehicles.

In the controls business segment, sales in North America were down 18% compared with the same period last year due to continued softness in demand from both industrial and on road customers.  There was some improvement compared to the second quarter of 2016, but comparing demand with the third quarter last year, industrial markets were mainly lower due to weakness in the construction sector and also the reduction caused by the customer which moved drivetrain production to China, referred to above. Sales in the quarter in Asia were down 58% due mainly to an aerial work platform customer in the region who last year provided us with a large stocking order prior to moving to an indirect sales channel.

Sales in Europe increased by 16% year-over-year. We have seen recent signs of some improvement across Western Europe which rose 23%, as controller shipments to customers, including Polaris, drove on-road performance in that market. This improvement in Europe in controller sales was offset by lower sales in our capacitor segment for railway signaling projects in the region.

Index
The new project wins described above are examples of the opportunities we have been pursuing recently and were part of the pipeline we have discussed in previous quarters. We continue to have an expanding pipeline of projects related to the global desire for electrification. Most important for the long term, the Company is gaining a reputation as an electrification solution provider and technology partner. The electrification project award in our second quarter is a good example of the type of project in the pipeline. However, we cannot predict the timing or the magnitude of any potential resulting improvements in our revenues or margin from these projects and opportunities.

An increasingly important element of our revenue in our controls segment comes from engineering services, which represented 4% of sales in the quarter. Many new customers, mainly on-road vehicle manufacturers, require a bespoke product to meet their specific needs. They pay us to engineer existing Sevcon products to provide them with a reliable solution. This process results in a shorter time to market and lower development costs for our customer. We believe that our experience allows us to complete projects faster than the competition, and with known system performance. We generally account for engineering services under the “percentage of completion” accounting method.  As a result, our revenue for engineering services is a function of the number of hours worked by individuals on a project at specified rates as a proportion of an agreed program of work. Our cost to deliver the project is a function of labor cost and overhead recovery. Reported progress on projects is the achievement of project milestones. The number and timing of milestones differs from project to project, in general, however, achievement of a milestone brings the prospect of production ever nearer.

We are currently conducting engineering services work on several projects, all of which are expected to go into production in 2019 and beyond. A multi-year project is very intense in terms of hours worked for the first 12 months as we develop the product. Subsequent time is spent on the refinement of the initial development, product testing, the validation of the product to safety standards and product certification.  We believe our progress in milestones on an engineering services contract is a good way to assess the likelihood that a production program will commence at some point in the future.

Gross profit of $4,752,000 was 34.2% of sales in the third quarter, compared to $3,856,000 or 37.3% of sales in the same quarter last year. Gross profit in the Charger business was $1,376,000 (27.2% of sales) for the third quarter.

Gross profit for the controls and capacitors segments combined was $3,377,000 (38.1% of sales) in the third quarter, compared to $3,856,000 (37.3% of sales) in the same quarter last year.

Selling, research and development and general and administrative expenses, including Bassi acquisition costs in the third quarter, were $5,683,000, including $1,633,000 of charger business costs, compared to $3,595,000 in the same quarter last year when there were no charger business costs. Included in the charger business expense in the quarter of $1,633,000, we recorded $687,000 of non-cash expense from the amortization of intangible assets and fair value adjustments arising from the business combination with Bassi. Operating expenses in the controls and capacitors business combines were $3,893,000 compared to $3,509,000 in the prior year period.

There was an operating loss for the third quarter of $931,000 compared with income of $261,000 in the same period last year.  Acquisition costs increased operating loss by $8,000.

Excluding acquisition costs and unallocated corporate expense of $157,000, the operating loss for the controls and capacitors businesses combined, was $516,000 for the third quarter, compared to operating income of $347,000 in the same period last year.  The main reason for the operating loss in the controls and capacitors business were lower sales to our industrial customers and higher operating costs associated with the pipeline of new projects.

The table on page 21 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts.

Included in other income and expense for the quarter was a foreign currency loss of $522,000 compared with a loss of $21,000 in the third quarter of last year. The significant loss in the quarter reflects the impact of the weakening of the British pound following the referendum on the U.K’s membership in the European Union, which advised for the exit of the U. K. from the European Union (“Brexit”). During the third quarter, we recorded a charge of $116,000 for interest due to MPS Bank on the credit facility partly used to finance the Bassi acquisition.

The Company recorded a loss before income taxes of $1,589,000 in the third quarter of 2016, compared to income before income taxes of $362,000 in the same period last year. There was an income tax benefit of $60,000 in the period compared with an income tax provision of $83,000, in the same period last year. The low effective tax rate in the third quarter is largely a result of our U.K. business representing a higher proportion of the pre-tax result in Q3 2016 than in the prior year. In the U.K. we benefit from a very low effective tax rate due to the favorable tax treatment of the R&D activity that we conduct there.

Index
After adjusting for a $84,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture and recording a preference share dividend of $93,000, there was a net loss attributable to the stockholders of Sevcon, Inc. of $1,538,000 or a loss of ($0.38) per diluted share, compared to net income of $171,000, or $0.04 per diluted share, in the same quarter last year after recording a preference share dividend of $110,000.

Nine months ended July 2, 2016 and July 4, 2015

The following table compares the results by segment for the nine months ended July 2, 2016 with the same period in the prior year.  The table shows the effect of currency and volume changes in percentage terms.

	Nine months ended		Favorable (unfavorable) % change due to:
	July 2, 2016	July 4, 2015	Total	Currency	Volume
Sales:
Controls - to external customers	$25,968	$29,000	(10.5)	(4.5)	(6.0)
Capacitors - to external customers	1,215	1,619	(25.0)	(4.0)	(21.0)
Capacitors - inter-segment	-	3	(100.0)	-	(100.0)
Capacitors – total	1,215	1,622	(25.1)	(4.0)	(21.1)
Chargers - to external customers	9,026	-	100.0	-	100.0
Total sales to external customers	36,209	30,619	18.3	(4.4)	22.7
Gross Profit:
Controls	10,242	10,897	(6.0)	(4.5)	(1.5)
Capacitors	482	746	(35.4)	(3.5)	(31.9)
Chargers	2,266	-	100.0	-	100.0
Total	12,990	11,643	11.6	(4.5)	16.0
Selling, research and development, acquisition costs and administrative expenses:
Controls	(10,691)	(9,833)	(8.7)	3.7	(12.5)
Capacitors	(543)	(625)	13.1	4.2	8.9
Chargers	(2,257)	-	(100.0)	-	(100.0)
Unallocated corporate income (expense) and acquisition costs	(1,921)	(32)	NM	-	NM
Total	(15,412)	(10,426)	(47.8)	3.8	(51.6)
Operating (loss) income:
Controls	(449)	1,064	(142.2)	(11.7)	(130.5)
Capacitors	(61)	121	(150.7)	0.2	(150.9)
Chargers	9	-	(100.0)	-	(100.0)
Unallocated corporate income (expense) and acquisition costs	(1,921)	32	NM	-	NM
Total	(2,422)	1,217	(299.0)	(10.2)	(288.8)
Other income and expense	(742)	156	(572.3)	(12.5)	(559.8)
(Loss) income before income tax	(3,164)	1,373	(330.3)	(10.5)	(319.8)
Income tax benefit (provision)	139	(188)	173.9	16.8	157.1
Net (loss) income	$(3,025)	$1,185	(355.0)	(9.5)	(345.5)
Net loss attributable to non-controlling Interests	131	31	322.6	-	322.6
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(2,894)	1,216	(338.0)	(9.3)	(328.7)
Preferred share dividends	(327)	(335)	2.4	-	2.4
Net (loss) income attributable to common stockholders	$(3,221)	$881	(465.6)	(12.8)	(452.8)

Index
Sales in the nine months ended July 2, 2016 were $36,209,000, an increase of $5,590,000 or 18.3%, compared to the same period last year which reflected the acquisition of Bassi. Sales in the charger business for the five months ended July 2, 2016, were $9,026,000.  Sales in the controls and capacitor businesses combined for the nine months ended July 2, 2016 were $27,183,000 compared to $30,619,000 in the same period last year, a decrease of 11%.  Foreign currency fluctuations decreased reported sales in the first nine months of the year by $1,357,000, or 4%, mainly due to a stronger U.S. Dollar compared to both the British pound and the euro, than in the prior year period. Excluding the impact of the chargers segment and foreign currency fluctuations, sales would have been 7% lower than the prior-year period.

In the controls business segment, sales were flat in Europe, 13% lower in North America and 25% down in Asia compared to the same period last year. Revenues in the Company’s traditional industrial markets, including aerial work platform, fork lift truck and mining applications, were 13% lower than the first nine months of 2015. This reduction in reported sales in the Company’s traditional markets was driven by global macro-economic factors.  In addition, several customers reported that they were reducing inventories which had built up during the first half of our fiscal year.  The demand from mining customers was 61% lower than in the same period last year, reflecting the difficult conditions in mining worldwide.   Revenues in the four-wheel sector, which were largely flat year-on-year, included revenues from engineering services associated with electrification projects, including the project started in the second quarter of 2016, to electrify drive trains for automotive OEMs.  The two-wheel sector was down marginally year-on-year reflecting the lumpy nature of demand in this sector.

Volumes shipped in the capacitor business were 21% lower than in the same period last year.  A combination of factors reduced sales in the capacitor business including general macro-economic factors and a reduction from the railway signaling customer base.

Gross profit of $12,990,000 was 35.9% of sales in the period compared to $11,643,000 or 38.0%, in the comparable period in 2015.  Gross profit in the chargers business was $2,266,000 or 25.1% of sales.  Gross profit in the controls and capacitors businesses combined was $10,724,000 (39.5% of sales) compared to $11,643,000 (38.0% of sales) in the same period last year.

Selling, research and development and administrative expenses, including acquisition costs, in the first nine months of the year were $15,412,000, an increase of $4,986,000 on the same period last year.  Operating costs in the chargers business were $2,257,000 during the period and acquisition costs were $1,425,000. Excluding the charger business and acquisition costs, operating costs in the business were $11,730,000 compared to $10,426,000 in the same period last year.

Research and development expense increased by $623,000 compared to the first nine months of last year.  This increase year-on-year reflects our on-going commitment to product development and improvement and the additional resources invested in converting our pipeline of opportunities into projects.

The Company recorded an operating loss for the first nine months of 2016 of $2,422,000 compared with operating income of $1,217,000 in the same period last year.  The table on page 24 shows the favorable and unfavorable percentage change for each income statement line item due to the impact of foreign currency exchange rate movements and volume impacts. The operating income for the charger business for the five month period since the acquisition in January 2016, was $9,000 after recording a non-cash expense of $989,000 from the amortization of intangible assets and fair value adjustments arising from the business combination.  There were operating losses in the controls and capacitor businesses of $449,000 and $61,000, respectively. The main reasons for the reduction in operating income are a volume reduction in revenue in the controls and capacitor businesses as well as higher operating costs associated with our investment in engineering and sales and marketing expense.

Included in Other income and expense for first half year was a foreign currency gain of $13,000 and a net interest expense of $119,000, of which $90,000 related to the MPS Bank credit facility.

In the first nine months of 2016 the Company recorded an income tax benefit of $139,000, or 4.4% of the loss before income tax, compared to an income tax charge of $188,000, or 13.7% of income before income tax in the same period in 2015. The lower than usual effective tax rate in the period is largely a result of the acquisition costs of $1,425,000 not being a deductible expense for income tax purposes.

After adjusting for a $131,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was net loss attributable to the stockholders of Sevcon, Inc. of $2,894,000 or a loss of ($0.84) per diluted share, compared to net income of $1,216,000, or $0.25 per diluted share, in the same period last year.  The Company recorded a preference share dividend of $327,000 for the first nine months of 2016 compared with $335,000 for the same period last year.

Index
Financial Condition

Cash balances at the end of the third quarter of 2016 were $4,273,000, compared to $8,048,000 at September 30, 2015, a decrease in cash of $3,775,000 in the first nine months of 2016. On July 6, 2016, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, under which it agreed to sell 1,124,000 units, each consisting of one share of common stock, $0.10 par value, and half a warrant to purchase one share of common stock, at a price of $9.12 per unit, for total gross proceeds of $10,250,880.

In the first nine months of 2016, operating activities used $7,641,000 of cash. Excluding the impact of currency fluctuations, trade and other receivables decreased by $822,000 in the period, which increased cash. Inventories and prepaid expenses and other current assets increased by a combined $6,107,000, which reduced cash during the period and accounts payable, accrued expenses and accrued taxes decreased by a combined $1,242,000, which also reduced cash during the period. The number of days sales in receivables increased by seven days from 61 days sales at September 30, 2015 to 68 days sales at  July 2, 2016. Capital expenditures in the first nine months were $1,043,000. Exchange rate changes decreased reported cash by $5,000 in the first nine months of 2016.

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,200,000 and which are secured by real estate owned by those companies. In July 2016, the Company’s U.K. Bank renewed these facilities for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at July 2, 2016 and at September 30, 2015. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company entered into a €14,000,000 (approximately $15,448,000 at July 2, 2016) credit facility with MPS Bank on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 (approximately $15,448,000 at July 2, 2016), which was the total amount outstanding at July 2, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

There were no significant capital expenditure commitments at July 2, 2016. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $626,000 in fiscal 2016; should the Company suffer a material reduction in revenues in 2016 this commitment could adversely impact the Company’s financial position.

The outlook continues to remain uncertain, given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America, the turmoil caused by the U.K.’s Brexit referendum, and the continuing austerity measures in certain parts of Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at status quo levels in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first nine months of 2016, approximately 42% of the Company’s sales were made in U.S. Dollars, 13% were made in British Pounds and 45% were made in Euros. Approximately 88% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of July 2, 2016. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of July 2, 2016 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at July 2, 2016:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2016	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,113	1,113
Accounts receivable in Euros	6,882	6,882
Accounts payable in British Pounds	2,010	2,101
Accounts payable in Euros	7,252	7,252
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	493	493
In Euros	5,499	5,499

Index
Interest Rate Risk

The Company’s policy is to invest surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. This investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the current global financial crisis. If the banking system or the fixed income or credit markets continue to deteriorate or remain volatile, the values and liquidity of these investments could be adversely affected. The Company did not have any surplus funds invested as of July 2, 2016.

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,200,000 and which are secured by real estate owned by those companies. At July 2, 2016 there was $Nil outstanding on these overdraft facilities. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates.

The Company entered into a five year €14,000,000, (approximately $15,448,000 at July 2, 2016), credit facility with MPS Bank on January 27, 2016 on which interest is payable quarterly at a margin of 3.0% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.

Item 4	Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of July 2, 2016, these disclosure controls and procedures were not effective due to certain deficiencies in internal control over financial reporting.

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

In the third quarter of 2016, an auditor-proposed adjustment to the provision for income taxes was required because a necessary control was missing, which we identified as a material weakness. We recorded the adjustment in our third quarter 2016 financial statements and have added additional controls to our quarterly processes for the calculation of the Company’s income tax and deferred tax provisions to remedy the deficiency.  Our remediation plan also includes the implementation of a quarterly review procedure by an external tax specialist to confirm the accuracy of the Company’s income tax and deferred tax provisions.

Our remediation plans for the weaknesses outlined above include the recent hiring of a director of financial reporting in the United States to increase our knowledge of and experience in applying complex generally accepted accounting principles. We will also make greater use of independent third party consultants to assist with complex accounting and tax issues when needed for nonstandard transactions.

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

Index
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the controls of the Bassi business (now held in our new Sevcon S.r.l. subsidiary) in time, we excluded the disclosure controls and procedures of that business, to the extent subsumed within internal control over financial reporting, from our evaluation. The acquired business constituted 26% of our total assets at July 2, 2016, and provided 36% of our revenues for the third quarter of 2016.  Our management is in the process of implementing Sevcon’s internal control over financial reporting and disclosure controls and procedures over the acquired operations.

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

Ten customers accounted for 42% of the Company’s revenues in the first nine months of 2016 and the largest customer accounted for 7% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

The loss of government support may adversely affect the Company’s Chinese Joint Venture

The Company has a joint venture to market product in China. The Chinese market is volatile and is susceptible to additional volatility based on the promotion or absence of government support. Should the Chinese government change its support for environmental improvement, it may adversely affect the sales of hybrid and pure electric vehicles and our ability to grow as quickly as the Company envisages.

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

Program development timescales are long and can be cancelled, depriving us of product sales

In certain markets in which the Company operates, and in particular in the Company’s new market sectors, non-recurring engineering development programs may take several years to complete, and programs can be cancelled by the customer at short notice. Cancellation of an engineering development program would potentially result in the Company not being able to sell the expected products.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $626,000 in 2016 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

The Company entered into, on January 27, 2016, a five year credit facility with MPS Bank under which it has drawn €14,000,000 (approximately $15,448,000 at July 2, 2016). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operation.

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

Risk relating to the referendum on the United Kingdom’s membership in the European Union

The announcement of the referendum on the United Kingdom’s (or the U.K.) membership in the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has caused and could continue to cause disruptions to and have an adverse effect on our business, financial results and operations. Any agreements the U.K. makes to retain access to E.U. markets could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations that could, at a minimum, increase our costs.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies has and may continue to adversely affect our results of operations, in a number of ways, including:

•	Our international sales are denominated in both the U.S. dollar and currencies other than U.S. dollars. Fluctuations of currency exchange rates may expose us to gains and losses on non U.S. currency transactions and a potential devaluation of the local currencies of our customers relative to the U.S. dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payment; and

•	We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The announcement of Brexit has also and may continue to create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Index
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3	Defaults upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

See Exhibit Index immediately preceding the exhibits.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEVCON, INC.

Date:	August 12, 2016	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).

4.1	Forms of warrant to purchase common stock issued July 8, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 11, 2016).

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.  These materials are furnished and not “filed” herewith.