Form 10-K
period 2016-09-30
SEVCON, INC.
filed 2016-12-23
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of April 2, 2016, 4,210,275 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price on the Nasdaq Stock Market) held by non-affiliates was $20,910,000. As of December 22, 2016, 5,341,993 common shares were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held February 7, 2017 are incorporated by reference into Part III of this report.

Index

Schedules have been omitted as inapplicable or not required, or the information is included elsewhere in financial statements or the notes thereto.

Unless explicitly stated otherwise, each reference to “year” in this Annual Report is to the fiscal year ending on the respective September 30.

Index
PART I

ITEM 1	BUSINESS

• General Description

Sevcon, Inc. (with its subsidiaries, “Sevcon” or the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan and a 50% owned joint venture located in China, and through an international dealer network, the Company designs and sells, under the Sevcon name, motor controllers for zero emission electric and hybrid vehicles (EVs). The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to optimize the energy consumption of the vehicle's power source. Through Bassi, a wholly-owned subsidiary in Italy acquired in January 2016, the Company also designs, manufactures and sells battery chargers for electric vehicles and power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories. Sevcon's customers are manufacturers of on and off-road vehicles, including cars, trucks, buses, motorcycles, fork lift trucks, aerial lifts, mining vehicles, airport tractors, sweepers and other electrically powered vehicles. Through another subsidiary located in the United Kingdom, Sevcon manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

The Company’s Markets

Controllers: Industrial Markets

In these applications, the customers design and manufacture fork lift trucks, aerial work platforms, airport ground support and mining vehicles. These are, in general, designed for use in off-road applications in distribution, construction, transport and mineral extraction.

Controllers: On-Road Markets

Customers in the Company’s on-road markets design and manufacture automobiles, scooters,  motorcycles, buses,  trucks, utility vehicles, sweepers and other applications where either all or part of the power system is electrical and the vehicle is homologated for use on-road.

Capacitor Markets

Customers for special metalized film capacitors use them as components in power electronics, signaling and audio equipment.

Chargers Markets

Customers for the Company’s battery chargers design and manufacture electric vehicles and power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories.

Development of the Business in 2016

2016 was a challenging, but ultimately crucially successful, year for the Company. Whilst our industrial markets saw continued softness we built value through expanding the number of projects in our on-road market pipeline and gained battery charger business and expertise through the Bassi acquisition. Bassi brought not only the possibility of integrated solutions for customers but also access to the increasingly important charging infrastructure and standby energy sectors facilitated by vehicle batteries, including Vehicle to Grid (V2G) and Vehicle to Home (V2H) technologies.

We had a mixed picture of performance geographically in 2016. North America and the Far East, outside China were particularly weak in 2016. These territories were down 12% and 24% respectively. Central Europe and our Chinese joint venture both grew in 2016, by 7% and 106% respectively. On a comparative basis with its private result in 2015, Bassi reported 26% revenue growth post-acquisition compared with the same eight-month period in the prior year.

Our markets for motor controllers are fork lift trucks, aerial work platforms, mining and off highway vehicles. These markets continued to face challenging macroeconomic conditions from a combination of slow growth generally in the developed world as well as economic and political uncertainty. We saw lower demand globally during the year, and we see this situation continuing over the coming quarters. There were some signs of stabilization in Europe, some of which was adversely affected by the U.K. Brexit vote in June 2016, although the Company has seen little adverse effect from the Brexit vote to date. The effects of lower exchange rates of the euro and British pound against the U.S. dollar have yet to flow through the business. In general, a strong U.S. dollar is a drain on revenues but helps profits as many of the business’s costs are not U.S. dollar denominated.

Index
As predicted, 2016 saw a further acceleration of enquiries for electrification solutions for many varied applications, mainly from on-road customers. Electrification is the change from a predominately internal combustion or hydraulically powered system to an electrically powered solution. We added programs for high performance cars and passenger vehicles as well as trucks and buses. The products required for these markets are very close to our standard products but for these new markets they require reengineering to make them fully compliant and cost effective.

In order to exploit these substantial opportunities and add value in the future, we have accelerated our investment in research and development and engineering resources. This includes headcount increases, equipment and non-human resources. Predominately, the programs we are involved in at present will last between three and five years to start of production. To help fund this investment, we raised $9.5 million of equity, net of costs, as additional capital in 2016, to increase our ability to deliver existing projects and take on further work when well resourced.

In January 2016 we invested in charging systems with the acquisition of Bassi, which designs, develops and manufactures battery chargers for all battery chemistries at a wide range of powers, all applicable in our existing and target markets.  The Bassi facility is based in Lugo, Northern Italy. It was a private business and the existing management agreed to remain with the business. It has started out very well, having reported 26% revenue growth post-acquisition compared with the same eight-month period in the prior year. Given the timing of this acquisition, there are only eight months of Bassi activity included in Sevcon’s consolidated statements of operations for 2016. We look forward to exploiting the many and varied opportunities that Bassi brings to Sevcon.

• Marketing and sales

Sales are made primarily through a full-time marketing staff in the controllers, capacitor and charger segments augmented by an international dealer network. Revenues in the controller segment were $34,907,000 and $39,029,000, in 2016 and 2015, respectively and in the capacitor segment, revenues were $1,526,000 and $2,113,000, in 2016 and 2015, respectively. In the charger segment, revenues were $13,368,000 for the eight month period from the acquisition date to September 30, 2016, which represented 27% of total Company sales for the year.

Approximately 49% of sales in 2016 were made to ten manufacturers or distributors of electric vehicles and chargers in the United States, Europe and the Far East, compared with 42% in 2015 for the controls segment alone. See Note 11, Segment Information, in this Annual Report for an analysis of sales by segment, geographic location and major customers, and the risk factors beginning on page 5 regarding sales and operations outside the United States.

• Patents

The Company believes that its business is not significantly dependent on patent protection. The Company is primarily dependent upon technical competence, the quality of its products, and its prompt and responsive service performance. The Company does however continuously develop intellectual property and has international patent protection for some of its product offerings and subsystems, which is generally effective for up to 20 years from filing an application. In 2015 and 2016, the Company filed worldwide patents for several applications of its products and techniques in control. The Company has several patents pending.

• Backlog

The Company’s customers are sophisticated vehicle manufacturers and as such operate “just in time” (JIT) procurement and manufacturing processes. The use of these purchasing techniques limits visibility, which, combined with currency volatility and report period timing, means that backlog is very volatile and is not considered an important key performance indicator in the business. Backlog was $9,426,000 at September 30, 2016 and $5,600,000 at September 30, 2015.

• Raw materials

In the controller segment, Sevcon products require a wide variety of components and materials, and the Company relies on a few suppliers for most of these. The Company presently relies principally on two main assemblers for all of its requirements for finished products. One is based in Poland and the other is in Australia. The Australian supplier manufactures the Company’s components at a plant in Malaysia, principally for the Chinese and South East Asian markets. The Company is taking steps to diversify its risk and reduce its reliance on any single subcontractor by replicating certain production and test facilities at the manufacturing locations of each of the Polish and Australian suppliers. The Company decides, based on a lowest cost delivered basis, which plant supplies any particular customer.

Index
In the charger segment the Company subcontracts much of the production, retaining in-house manufacturing, which is intellectual-property sensitive, as well as the final assembly and test of the product. Raw materials for the charger business are freely available globally, so we are not reliant on any one supplier for raw materials or sub-assemblies.

• Competition

The Company has different global competitors depending on the market sector. In the industrial markets, the Company’s off-road applications competitors range from divisions of larger public companies, including Hitachi to Curtis Instruments Inc., Zapi SpA. and SME S.r.l., private companies based in the U.S. and Italy, respectively, that have international operations.

In the on-road markets, the Company competes with divisions of Bosch, Siemens and Continental. In addition, some large industrial and on-road vehicle manufacturers make their own controls and system products. The Company differentiates itself by providing highly reliable, technically innovative products, which the Company is prepared to customize for a specific customer or application. The Company believes that it is one of the largest independent suppliers of controls for electrically powered and hybrid vehicles.

• Research and development

Sevcon's technological expertise is an important factor in its business. The Company regularly pursues new product development and existing product improvements to maintain its technical position.

In 2016 there was $932,000 (2015: $1,364,000) of engineering expenses in respect of electrification projects for which Sevcon recognized engineering services revenue during the year.  These costs have been recorded as cost of sales in the respective years.

Other research and development expenditures amounted to $6,635,000 in 2016, compared to $4,331,000 in 2015.  The Company received U.K. government grants of $170,000 and $191,000 in 2016 and 2015, respectively, which were recorded as a reduction of research and development expense. Sevcon also participated in a U.K. government research and development arrangement which allows U.K. companies to record a tax credit to the income statement above operating income known as an “above the line credit” subject to meeting certain qualifying conditions. The Company recorded these credits of $595,000 and $463,000 also as a reduction of research and development expense in 2016 and 2015, respectively.

Excluding the research and development expenses that were recorded as cost of sales since they were associated with engineering services revenue, research and development expense, net of grants received and U.K. tax credits, in 2016 and 2015 was $5,870,000 and $3,677,000, respectively.

• Environmental regulations

The Company is subject to federal, state and local provisions enacted or adopted regulating the discharge of materials into the environment or otherwise protecting the environment. Compliance has not had, nor is it expected to have, a material effect on the capital expenditures, earnings, or competitive position of Sevcon. In 2010, the Company achieved accreditation to ISO14001, the international standard for Environmental Management Systems.

• Executive Officers

Information about our executive officers is included in Part III, Item 10 of this report.

• Employees and labor relations

As of September 30, 2016, the Company had 276 full-time employees: 125 employees in the United Kingdom (including 23 in the capacitor business), 103 employees in Italy, 23 employees in the Far East, 15 employees in the United States and 10 employees in France. Sevcon believes that its relations with its employees are good.

Index
ITEM 1A	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

In addition to the market risk factors relating to foreign currency and interest rate risk set out in Item 7 on page 16, the Company believes that the following represent the most significant risk factors related to its business, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

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

Our acquisition of Bassi S.r.l. was a significant transaction for us. If we fail to successfully integrate and manage its business, or if the acquisition does not further our business strategy as we expect, our operating results will be adversely affected. Among the risks are the following:

Capital markets are cyclical and weakness in the United States and international economies may harm our business.

•	the number of customers for Bassi products may not grow as predicted and demand for chargers may fall short of forecasts;

•	there may be unanticipated difficulties in operating the acquired business, whether due to technological issues, the potential incompatibility of business cultures, or otherwise;

•	we may have difficulty entering new markets where we have limited or no prior experience or where competitors may have stronger market positions;

•	we may not be able to combine the two companies’ product lines as effectively as we anticipate, and the market for the combined products may not be as great as we believe;

•	there are risks inherent in Bassi’s sole source manufacturing that may hinder us from producing as much Bassi product as we anticipate;

•	our management resources may be inadequate, or there may be other barriers, to successfully integrate the two companies’ operations and establish suitable financial controls;

•	We may incur unanticipated legal or financial disabilities in the acquired business

The Company’s traditional customers are mainly manufacturers of capital goods such as fork lift trucks, aerial lifts and railway signaling equipment. These markets are cyclical and depend heavily on worldwide transportation, shipping and other economic activity. They experienced a significant decline in demand during the recent global recession. Further, as our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in global economic conditions. Market conditions fluctuate, and there is considerable economic instability, particularly in the Eurozone. As a result, current or potential customers may be unable to fund purchases or manufacturing of products, which could cause them to delay, decrease or cancel purchases of our products or not to pay the Company or to delay paying for previously purchased products. In addition, continuing instability in the European credit markets may cause the Company to lose its current overdraft facilities and be unable otherwise to obtain financing for operations as needed.

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

Ten customers accounted for 34% of the Company’s revenues in 2016 and the largest customer accounted for 7% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $883,000 in 2017 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

In the electronic controls segment, the majority of the Company’s finished product is produced in two separate plants in Poland and Malaysia; these plants are owned by sub-contractors. The capacitor business is located in a single plant in Wales and the charger business is located in a single plant in Italy. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

Management judgment in assessing inventory and warranty reserves may be less than required

Management uses its judgment and market information to assess levels of reserve required in certain areas including inventory and warranty. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory reserves may be required. If actual product failure rates and repair or replacement costs differ from management estimates, revisions to the estimated warranty reserve may be required and the Company’s results may be materially adversely affected.

Failure to comply with financial covenants in our loan agreement could adversely affect us.

The Company has a five year credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) under which it has drawn €14,000,000 ($15,733,000 as of September 30, 2016). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company  from the issuance and sale of equity securities during such twelve month period, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operations.

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

We recently made a significant acquisition of a new business, and we regularly consider supplementing our growth by acquiring new businesses. If we do that, but we fail to successfully integrate and manage the businesses we acquire, or if an acquisition does not further our business strategy as we expected, our operating results and financial condition may be materially adversely affected. Business combinations also involve a number of risks and uncertainties that can have an adverse impact, including that:

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

Risk relating to the United Kingdom’s decision to withdraw from membership in the European Union

The result of the referendum on the United Kingdom’s (or the U.K.) membership in the European Union (E.U.) (referred to as Brexit), voting in favor of the exit of the United Kingdom from the European Union, has caused and could continue to cause disruptions to and have an adverse effect on our business, financial results and operations. Any agreements the U.K. makes to retain access to E.U. markets could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, the referendum result could lead to legal uncertainty and potentially divergent national laws and regulations that could, at a minimum, increase our costs.

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

Certain Risks Related to the Ownership of our Common Stock and Trading

The following are certain important additional risks related to an investment in our securities.

Our share price has been volatile and may be influenced by numerous factors, some of which are beyond our control.

The market prices for shares of our common stock have been volatile over the years, subject to wide fluctuations in response to various factors, some of which are beyond our control. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Index
If we continue to fail to maintain proper and effective internal controls and procedures, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and investors’ views of us.

We are required to establish and maintain adequate internal control over financial reporting, which are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We are also required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires public companies to conduct an annual review and evaluation of their internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting in the future, our stock price could be materially adversely affected.

As discussed in Part II, Item 9A (“Controls”) of this Form 10-K, we have had certain material weaknesses in our internal control over financial reporting and disclosure controls and procedures. Our management team and Board of Directors have devoted and will continue to devote significant efforts to remedy those weaknesses and maintain adequate, effective controls and procedures. We may identify additional material weaknesses in the future. If material weaknesses or deficiencies in our controls and procedures exist and go undetected or unremedied, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Insiders and principal stockholders have substantial control over the Company, which could limit the ability of other stockholders to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and our stockholders who each own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own a majority of the outstanding shares of our common stock. As a result, these stockholders may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from those of other stockholders and may vote in a way which may be adverse to the interests of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately adversely affect the market price of our common stock.

ITEM 2	PROPERTIES

The U.S. subsidiary of the Company leases an approximately 13,500 square feet facility in Southborough, Mass., under a lease expiring in 2023. The U.K. electronic controls business of Sevcon is carried on in a building owned by it located in Gateshead, England, containing 40,000 square feet of space. The land on which this building stands is held on a ground lease expiring in 2068. The capacitor subsidiary owns a 9,000 square foot building, built in 1981, in Wrexham, Wales. The Italian charger business leases a 60,000 square foot facility in Ravenna, Northern Italy. The properties and equipment of the Company are in good condition and, in the opinion of the management, are suitable and adequate for the Company's operations.

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II

ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol SEV. A summary of the market prices of the Company’s Common Stock is shown below. At December 9, 2016, there were approximately 117 shareholders of record.

		Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year
2016 Quarters
Common stock price per share	- High	$10.95	$11.08	$10.48	$9.70	$11.08
	- Low	$9.11	$9.00	$9.04	$8.20	$8.20
2015 Quarters
Common stock price per share	- High	$9.33	$8.79	$12.94	$11.32	$12.94
	- Low	$6.53	$7.05	$6.74	$7.20	$6.53

The Company suspended the payment of dividends at the beginning of 2009 in order to conserve cash to meet the needs of the business during the global recession. The Company’s bank credit facility imposes limitations on the ability to pay dividends. The Board of Directors will consider whether to resume paying dividends as conditions and the Company’s operating results improve.

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

The Company believes the following represent the most critical accounting judgments and estimates affecting its reported financial condition and results of operations:

Bad Debts

The Company estimates an allowance for doubtful accounts based on known factors related to the credit risk of each customer and management’s judgment about the customer’s business. Ten customers accounted for 34% of the Company’s sales in 2016 and 32% of trade receivables at September 30, 2016. At September 30, 2016, the allowance for bad debts amounted to $243,000, which represented 2% of trade receivables.

Due to the Company’s long term relationships with the majority of its customers, in most cases, the principal bad debt risk to the Company arises from the insolvency of a customer rather than its unwillingness to pay. In addition, the Company maintains credit insurance covering up to 90% of the amount outstanding from specific customers. The Company also carries out some of its foreign trade, particularly in the Far East, using letters of credit.

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

Inventories

Inventories are valued at the lower of cost or market value. Inventory costs include materials and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s financial statements include a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow-moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The provision for slow-moving and obsolete inventories at September 30, 2016 was $797,000 or 5% of the original cost of gross inventory. If actual future demand or market conditions are less favorable than those projected by management, or if product designs change more quickly than forecast, additional inventory write-downs may be required, which may have a material adverse impact on reported results.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates and repair or replacement costs incurred in correcting a product failure. Accordingly, the provision for warranty costs, $332,000 at September 30, 2016, is based upon anticipated in-warranty failure rates and estimated costs of repair or replacement. Anticipating product failure rates involves making judgments about the likelihood of defects in materials, design and manufacturing errors, and other factors that are based in part on historical failure rates and trends, but also on management’s expertise in engineering and manufacturing. Estimated repair and replacement costs are affected by varying component and labor costs.

Goodwill Impairment

At September 30, 2016, the Company’s balance sheet reflected $7,794,000 of goodwill, of which $1,435,000 related to the controls business and $6,359,000 related to the charger business. The Company assesses goodwill annually, or more frequently if events or circumstances change, to determine if goodwill has been impaired. The assessment is based on three separate methods of valuing the business based on expected free cash flows, the market price of the Company’s stock and an analysis of precedent transactions. These valuation methods require estimates of future revenues, profits, capital expenditures and working capital requirements which are based on evaluation of historical trends, current budgets, operating plans and industry data. Based on all of these valuation methods, management concluded that goodwill is not impaired. If, in future periods, the Company’s results of operations, cash flows or the market price of the Company’s stock were to decrease significantly, then it may be necessary to record impairment charges relating to goodwill.

Pension Plan Assumptions

The Company makes a number of assumptions relating to its pension plans in order to measure the financial position of the plans and the net periodic benefit cost. The most important assumptions relate to the discount rate, the expected long term return on plan assets, the rate of future compensation increase, mortality rates and other actuarial factors. The Company’s pension plans are significant relative to the size of the Company. At September 30, 2016, pension plan assets were valued at $22,279,000 and plan liabilities were $33,790,000, resulting in a deficit in the funded status of $11,511,000.  By comparison, the total assets of the Company were $68,973,000. The funded status of the Company’s defined benefit pension plans has fluctuated significantly in previous years, due in large part to changes in the assumptions described above. In accordance with Financial Accounting Standards Board (“FASB”) guidance, changes in the funded status of the pension plans (plan assets less plan liabilities) are recorded in the Company’s balance sheet. If the assumptions we made at September 30, 2016 prove to be incorrect, and in any event as they change going forward, the Company may need to record, and may actually incur, additional expense or liabilities relating to the pension plans. This could have a material adverse effect on the Company’s financial position and/or results of operations.

Index
The table below sets out the approximate impact on the funded status of the Company’s pension plans at September 30, 2016 that the Company estimates would arise from the following respective changes in significant plan assumptions:

Plan Assumption	Assumption Change	Favorable (Unfavorable)Impact on Funded Status (in thousands of dollars)	Funded Status Percentage Change
Discount rate	(0.1)%	$(793)	7%
Inflation rate	0.1%	$(439)	4%
Mortality rate	1 Year	$(1,669)	15%

Income Taxes

The Company’s effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates, the amount of earnings by jurisdiction, varying tax rates in each jurisdiction and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the period in which the underlying transactions are recorded. Deferred taxes are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws. If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value. If the Company later determines, based on the weight of available evidence, that the deferred tax assets are more likely than not to be realized in the future, the allowance may be reversed in whole or in part. Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available for tax reporting purposes and other factors. The range of possible estimates relating to the valuation of the Company’s deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, management may conclude that any portion of the deferred tax assets is realizable. As of September 30, 2016, there is a partial valuation allowance against net deferred tax assets. If future experience is significantly different from that which was projected in making these assessments, there could be significant additional adjustments to the Company’s deferred tax assets and income tax expense.

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

OVERVIEW

During 2016, the Company made excellent progress in expanding our extensive on-road project development pipeline which we anticipate will result in significant future production opportunities and substantial revenue and profitability growth. The Company continues to invest in sales and marketing and engineering and research and development resources to capture the future growth opportunities available. We believe that, at this stage in our cycle, increased investment in research and development will continue to place us at the forefront of electrification and grow the business.

In 2016 the Company recorded record revenue of $49.8 million, a 21% increase from the $41.1 million reported in the prior year, which reflected the acquisition of Bassi during 2016. Revenues in the controls and capacitor segments were $4.1 million and $0.6 million, respectively, lower in 2016 than in 2015, reflecting continuing soft demand from industrial customers. Bassi, the charger business acquired in January 2016, contributed $13.4 million to revenues in the eight-month post-acquisition period to the end of 2016, which reflected a 26% increase in revenue in the same period of the prior year.

Index
• A) Results of Operations

2016 compared to 2015

The following table compares the 2016 results, and the variance, year-on-year, for the controls, capacitor and charger segments.

	(in thousands of dollars)
			Favorable (unfavorable)
	2016	2015	Change
Sales:
Controls	$34,907	$39,029	$(4,122)
Capacitors	1,526	2,113	(587)
Chargers	13,368	-	13,368
Total	49,801	41,142	8,659
Gross Profit:
Controls	14,045	14,857	(812)
Capacitors	604	977	(373)
Chargers	1,459	-	1,459
Total	16,108	15,834	274
Selling, research, administrative expenses, and acquisition costs:
Controls	(13,210)	(10,268)	(2,942)
Capacitors	(530)	(706)	176
Chargers	(2,044)	-	(2,044)
Unallocated corporate expense and acquisition costs	(5,658)	(2,966)	(2,692)
Total	(21,442)	(13,940)	(7,502)
Operating (loss) income:
Controls	835	4,589	(3,754)
Capacitors	74	271	(197)
Chargers	(585)	-	(585)
Unallocated corporate expense and acquisition costs	(5,658)	(2,966)	(2,692)
Total	(5,334)	1,894	(7,228)
Other income and (expense)	(533)	51	(584)
(Loss) income before income tax	(5,867)	1,945	(7,812)
Income tax benefit (provision)	1	(406)	407
Net (loss) income	(5,866)	1,539	(7,405)
Net loss attributable to non-controlling interests	53	36	17
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(5,813)	1,575	(7,388)
Preference share dividends	(433)	(440)	7
Net (loss) income attributable to common stockholders	$(6,246)	$1,135	$(7,381)

The Company’s main customers in the controls segment manufacture electric and hybrid vehicles as well as drivetrains for on-road, off-road and industrial applications, including automotive, construction, distribution, mining, marine, and airport ground support and utility applications. Increasingly customers also look to the Company to help migrate existing internal combustion systems to hybrid and pure electric systems.  In the charger segment, our Bassi business supplies a wide range of battery chargers and power management devices for industrial, on-vehicle and automotive applications.

In 2016 the Company recorded record revenue of $49.8 million, a 21% increase from the $41.1 million reported in the prior year, which reflected the acquisition of Bassi during 2016. Bassi has performed above expectations with 26% revenue growth post-acquisition, compared with the same eight-month period in the prior year. In the controls segment sales decreased by $4.1 million or 11% and in the capacitor segment sales decreased by $0.6 million, a 28% reduction, year-on-year. Foreign currency fluctuations decreased reported sales in the fourth fiscal quarter by $1.7 million, or 4%, mainly due to a stronger U.S. dollar compared with both the British pound and the euro than in the prior-year period.

Index
In the controls business, the reduction in revenues reflected the continued weakness in the industrial off-road side of the business and largely mirrored global economic trends. There were double digit reductions year-on-year in sales to manufacturers of aerial work platforms, airport ground support and fork lift trucks. In the U.S. the mining equipment sector continued to experience demanding conditions driven by a global reduction in the markets for raw materials and coal in particular. Sales to the mining sector were 64% lower than in 2015. The sales reductions in the industrial markets were partially offset by a single digit year-over-year increase in sales to on-road automotive customers and also to customers in a variety of industries the Company categorizes as “other EV”, which includes applications as diverse as gyro stabilizers for marine applications and off-road equipment like all-terrain vehicles and standby generation. Other EV sales growth is an indication that electrification is continuing to grow in a wide variety of applications and geographic regions. The higher revenues for four-wheel applications reflects the growth in Europe and North America, and increasing global electrification of commercial vehicles, including both EV and hybrid applications. Sales for on-road two-wheel applications were down marginally, reflecting the continuing lumpy demand in this sector.

With regard to geography in the controls segment, revenues were largely flat in Europe, 13% lower in North America and 35% down in Asia compared to last year. Although starting from a small base, revenues from our Chinese joint venture doubled year-on-year and we began production shipments for a substantial Chinese automotive manufacturer in the fourth quarter of 2016. In the charger segment for the eight-month period ended September 30, 2016, 70% of revenues were to customers in North America, 25% to customers in Europe and 5% to customers in Asia.

Looking forward we continue to support new and potential customers in their desire to electrify their products. We are investing at historically high levels in engineering and sales resources. We believe that the Company is well placed to exploit this drive to electrification with both generic and bespoke products.

In the capacitor business, the 28% sales reduction was mainly due to lower demand from the railway signaling market.

In the controls segment, cost of sales was $20,862,000, compared to $24,172,000 in 2015, a decrease of $3,310,000 reflecting the lower volumes shipped in 2016 than in the prior year. The gross profit percentage in 2016 of 40.2% was 2.1 points higher than in 2015 when it was 38.1%. In the capacitor segment gross profit of $604,000 was $373,000 lower than the 2015 gross profit of $977,000. The gross profit percentage in the capacitor segment was 39.6% of sales in 2016 compared to 46.2% of sales in 2015. The decrease in the capacitor segment gross profit percentage was mainly due to a higher volume of sales to lower margin sectors in 2016 compared to 2015 and also the impact of overhead costs in cost of sales, which are largely fixed, being a higher percentage of sales in 2016. In the charger segment, gross profit was $1,459,000 for the eight-month period from acquisition date, or 11% of sales. The gross profit percentage was negatively impacted in the period by certain warranty costs and inventory write-downs which are not anticipated to recur in 2017.

Selling, research, administrative expenses and acquisition costs were $21.4 million in 2016 compared to $13.9 million in the prior year, an increase of $7.5 million. Of the increase of $7.5 million, $3.6 million related to Bassi, including $1.5 million of acquisition costs, $1.0 million of intangible assets amortization and $0.5 million relating to the amortization of fair value adjustments arising on the acquisition of this business. In the controls segment, we continued to invest in 2016 in sales and marketing, research and development resources, including additional headcount, to capture potential future opportunities, which increased operating expense by $2.3 million. Also, in the controls segment, we incurred a non-cash, defined benefit pension settlement charge of $0.5 million in the fourth quarter of 2016, due to cash distributions from the plan during the period being higher than the interest cost of the plan for the year. This expense of $0.5 million was recognized in the net periodic pension cost for the year.

The Company recorded U.K. government grants of $170,000 in 2016 associated with research and development expense of $643,000 in the same period. In 2015, the Company recorded government grants of $191,000 associated with research and development expense of $1,178,000.  The grants were recorded as a reduction of research and development expense in each period. In addition, in 2016, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to record an additional available tax credit to the income statement above operating income as an “above the line credit” subject to meeting certain qualifying conditions. In 2016 the Company recorded an income statement credit of $595,000 (2015: $463,000) which it also recorded as a reduction of research and development expense in the year.

There was operating loss for the year of $5,334,000 compared to operating income of $1,894,000 in 2015. This reduction was largely due to the $4.7 million reduction in revenues in the controls and capacitor segments in 2016 together with the $2.3 million additional sales and marketing and research and development expense in the controls segment in 2016 compared to 2015, the $1.5 million cost of the Bassi acquisition and the $1.5 million non-cash intangible assets and fair-value adjustments amortization expense in Bassi.

There was an operating income of $74,000 in the capacitor business compared with operating income of $271,000 in 2015; the reduction in operating income being due to lower revenues and gross profit, partially offset by lower operating expense in 2016 compared to 2015.

Index
There was a $213,000 foreign currency loss in 2016 due to unfavorable foreign currency movements compared to a foreign currency gain of $118,000 in 2015. Interest expense was $423,000, which was $347,000 higher than in the prior year, reflecting the bank debt incurred for the Bassi acquisition in January 2016.

There was a loss before income taxes in 2016 of $5.9 million compared to income before income taxes of $1.9 million in 2015.

The Company recorded an income tax benefit of $1,000 for the year compared to an expense of $406,000 in 2015. The income tax benefit percentage in 2016 was lower than the statutory Federal income tax rate of 34% for several reasons. The main items which reduced the effective tax rate were foreign tax rate differentials, the acquisition costs of Bassi being nondeductible, the surrender of U.K. trading losses for cash research incentives and a reduction in the U.K. corporate tax rate which reduced the carrying value of deferred tax assets.

After adjusting for a $53,000 loss due to the non-controlling interest in the Company’s joint venture and $433,000 of preference share dividends, the Company recorded a net loss after taxes of $6,246,000 compared to net income after taxes of $1,135,000. Basic and diluted loss per share was $(1.51) in 2016 compared to basic and diluted income per share of $0.33 and $0.32, respectively, in 2015.

• B) Liquidity and Capital Resources

Cash balances as of September 30, 2016 were $14.1 million, compared to $8.0 million at September 30, 2015.

On July 6, 2016, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, under which it agreed to sell 1,124,000 units, each consisting of one share of common stock, $0.10 par value, and half a warrant to purchase one share of common stock, at a price of $9.12 per unit, for total gross proceeds of $10,250,880.

The Company’s operating activities used $6.2 million of cash during 2016 compared with $0.2 million used in 2015.  Inventories, prepaid expenses and other assets increased by $3.2 million and $1.5 million, respectively in 2016, which reduced cash during the year. Accounts payable, accrued and deferred income taxes increased by $1.5 million and $0.6 million, respectively, which increased cash during the year.

The Company used $10.7 million of cash for investing activities; principally acquisitions of plant and equipment amounting to $1.4 million and $9.3 million of cash used as part of the acquisition cost of Bassi. Cash generated by financing activities was $23.8 million in 2016; this principally comprised $15.7 million of bank debt for the Bassi acquisition and $9.5 million, net of costs, arising from the July 2016 equity raise. There was $0.5 million of bank debt repayments and $0.4 million of preference share dividends paid during the year.

The Company has multi-currency overdraft facilities in the U.K. amounting to $1,200,000 which were unused as of September 30, 2016 and September 30, 2015. The overdraft facility of both the U.K. controls and capacitor subsidiaries are secured by real estate owned by those companies. Both U.K. overdraft facilities were renewed in the fourth quarter of 2016 for a further period of twelve months but, in line with normal practice in Europe, can be withdrawn on demand by the bank. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Index
The Company entered into a €14,000,000 ($15,733,000 at September 30, 2016) credit facility with MPS Bank on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company  from the issuance and sale of equity securities during such twelve month period, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00.

Upon entering into the credit facility, the Company drew down €14,000,000 ($15,733,000), which was the total amount outstanding at September 30, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

The funded status of the Company’s defined benefit pension plans decreased from a deficit of $10,963,000 at September 30, 2015 to a deficit of $11,511,000 at September 30, 2016.  The increase in the deficit of $548,000 was due to several factors.  There was a net actuarial loss in the Company’s U.K. defined benefit plan of $1.6 million due largely to the plan’s liabilities being valued at a lower discount rate than the prior year caused by reduced yields on high quality corporate bonds; this increased the plan’s liabilities although the increase was partially offset by higher than expected returns on the U.K. plan’s assets.  The $1.6 million actuarial loss in the Company’s U.K. defined benefit plan was further offset by favorable foreign currency exchange gains of $1.4 million due to the stronger U.S. dollar compared to the British pound than in the prior year. In addition, lower discount rates used to value the Company’s U.S. plan resulted in an increase in the liability of $350,000.

There were no significant capital expenditure commitments at September 30, 2016. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $883,000 in 2017. Should the Company suffer a material reduction in revenues in 2017, this commitment could adversely impact the Company’s financial position. Furthermore, a material reduction in revenues in 2017 would significantly reduce the Company’s cash balances; however, in the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending needs in both the short-term (within the first twelve months) and long-term (beyond the first twelve months) can be met by a combination of existing cash resources, future earnings and existing borrowing facilities. Nonetheless, the outlook remains unpredictable given the significant uncertainty about the stability of global credit and financial markets in light of the continuing debt crisis in certain European countries. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. In 2016 approximately 42% of the Company’s sales were made in U.S. dollars, 12% were made in British pounds and 46% were made in euros. In the controller business the majority of the product is produced in three separate plants in Poland, Mexico and China and cost of sales is incurred in a combination of British pounds, euros and U.S. dollars. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. dollar, the British Pound and the Euro.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. dollars is subject to fluctuations in foreign currency exchange rates.

Index
The Company did not enter into foreign currency forward contracts in 2016. The total gross amount of outstanding forward contracts was $0 at September 30, 2016 ($804,000 at September 30, 2015). The agreements were recorded at fair value in the consolidated balance sheet at September 30, 2015 resulting in a net loss $22,000 for the year ended September 30, 2015.

The following table presents the fair values of the Company’s derivative financial instruments for the following periods:

	(in thousands of dollars)
	September 30, 2016		September 30, 2015
	Assets	Liabilities	Assets	Liabilities
Foreign currency contracts	-	-	-	22

The above liability derivative foreign currency contracts represent a Level 2 liability at September 30, 2015 in accordance with the fair value hierarchy described in Note 1 N.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of September 30, 2016. The information is provided in U.S. dollar amounts, as presented in the Company’s consolidated financial statements.

(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2017	Fair Value
On balance sheet financial instruments:
In $ U.S. Currency
Accounts receivable in British pounds	1,048	1,048
Accounts receivable in euros	6,202	6,202
Accounts payable in British pounds	2,450	2,450
Accounts payable in euros	7,878	7,878
Anticipated Transactions
In $ U.S. Currency
Firmly committed sales contracts
In British pounds	290	290
In euros	5,660	5,660

Interest rate risk

Under the Company’s credit facility with MPS Bank interest is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%. The interest rate as of September 30, 2016 was 3.0%.

The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at September 30, 2016 the risk arising from changes in interest rates was not material.

Index
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Sevcon, Inc. and Subsidiaries

September 30, 2016 and 2015
(in thousands of dollars except share and per share data)
	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,127	$8,048
Trade receivables net of allowances for doubtful accounts of $243 in 2016 and $37 in 2015	11,499	8,995
Other receivables	694	467
Inventories	13,666	6,790
Prepaid expenses and other current assets	3,602	2,337
Total current assets	43,588	26,637
Property, plant and equipment, at cost:
Land and improvements	18	21
Buildings and improvements	1,069	693
Equipment	12,166	11,485
	13,253	12,199
Less: accumulated depreciation	(9,410)	(9,574)
Net property, plant and equipment	3,843	2,625
Long-term deferred tax assets	4,289	4,476
Intangible assets, net	9,185	-
Goodwill	7,794	1,435
Other long-term assets	274	443
Total assets	$68,973	$35,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	10,604	6,184
Accrued expenses	4,931	1,973
Accrued income taxes	66	-
Dividends payable	216	200
Due to related parties	300	-
Total current liabilities	16,117	8,357
Long-term bank debt, net	15,512	500
Long-term debt to related parties	1,558	-
Long-term pension benefit liabilities	11,511	10,963
Long-term deferred tax liabilities	1,517	-
Other long-term liabilities	987	-
Total liabilities	47,202	19,820

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible preferred stock, par value $0.10 per share - 1,000,000 shares authorized; 448,705 and 452,124 shares issued and outstanding at September 30, 2016 and 2015, respectively	45	45
Common stock, par value $.10 per share - 20,000,000 shares authorized; 5,341,513 and 3,694,872 shares issued and outstanding at September 30, 2016 and 2015, respectively	534	369
Common stock warrants	2,095	-
Additional paid in capital, common stock	19,151	6,637
Additional paid in capital, preferred stock	8,990	9,058
Retained earnings	4,344	10,607
Accumulated other comprehensive loss	(13,420)	(11,004)
Total parent stockholders’ equity	21,739	15,712
Non-controlling interest	32	84
Total stockholders’ equity	21,771	15,796
Total liabilities and stockholders’ equity	$68,973	$35,616

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2016 and 2015
(in thousands except share and per share data)
	2016	2015
Net sales	$49,801	$41,142
Cost of sales	(33,693)	(25,308)
Gross profit	16,108	15,834
Selling, general and administrative expenses	(14,037)	(10,263)
Research and development expenses	(5,870)	(3,677)
Acquisition costs	(1,535)	-
Operating (loss) income	(5,334)	1,894
Interest expense	(423)	(76)
Interest income	16	31
Foreign currency (loss) gain	(213)	118
Other income and expense	87	(22)
(Loss) income before income tax	(5,867)	1,945
Income tax benefit (provision)	1	(406)
Net (loss) income	(5,866)	1,539
Net loss attributable to non-controlling interests	53	36
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(5,813)	1,575
Preference share dividends	(433)	(440)
Net (loss) income attributable to common stockholders	$(6,246)	$1,135
Net (loss) income per ordinary share - basic	$(1.51)	$0.33
Net (loss) income per ordinary share - diluted	$(1.51)	$0.32
Weighted average shares used in computation of earnings per share:
Basic	4,148	3,469
Diluted	4,148	4,929

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2016 and 2015
	(in thousands of dollars)
	2016	2015
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	$(5,813)	$1,575
Other comprehensive loss:
Foreign currency translation adjustment	(996)	(318)
Defined benefit pension plans:
Actuarial loss net of $354 tax benefit (2015:Actuarial loss net of $644 tax benefit)	(1,420)	(1,857)
Comprehensive loss	$(8,229)	$(600)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2016 and 2015
(in thousands except number of shares data)

	Preferred Stock $0.10 par value		Common Stock $0.10 par value			Additional Paid
	Number of Shares	Amount	Number of Shares	Amount	Common Stock Warrants	in Capital, Common and Preferred Stock	Retained Earnings	Non- Controlling Interest	Other comprehensive loss	Total stockholders’ equity
Balance September 30, 2014	460,769	$46	3,588,958	$359	$-	$15,271	$9,495	$120	$(8,829)	$16,462
Net income							1,575			1,575
Dividends							(463)			(463)
Currency translation adjustment									(318)	(318)
Issuance of restricted stock			92,600	9		(9)				-
Repurchase of shares			(12,621)	(2)		(96)				(98)
Stock-based compensation						554				554
Shortfall related to current year stock compensation						(23)				(23)
Conversion of preferred stock to common stock	(8,645)	(1)	25,935	3		(2)				-
Non-controlling interest								(36)		(36)
Pension liability adjustment, net of tax benefit of $644									(1,857)	(1,857)
Balance September 30, 2015	452,124	$45	3,694,872	$369	$-	$15,695	$10,607	$84	$(11,004)	$15,796
Net loss							(5,813)			(5,813)
Dividends							(450)			(450)
Currency translation adjustment									(996)	(996)
Issuance of restricted stock			41,240	4		(4)				-
Cancellation of restricted shares issued			(3,300)	-						-
Issuance of shares			1,624,000	162		14,054				14,216
Stock-based compensation				-		754				754
Shortfall related to current year stock compensation						(26)				(26)
Repurchase and retirement of shares			(25,556)	(2)		(236)				(238)
Issuance of common stock warrants					2,095	(2,095)				-
Conversion of preferred stock to common stock	(3,419)		10,257	1		(1)				-
Non-controlling interest								(52)		(52)
Pension liability adjustment, net of tax benefit of $354						-			(1,420)	(1,420)
Balance September 30, 2016	448,705	$45	5,341,513	$534	$2,095	$28,141	$4,344	$32	$(13,420)	$21,771

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
Sevcon, Inc. and Subsidiaries

For the Years ended September 30, 2016 and 2015

	(in thousands of dollars)
	2016	2015
Cash flow from operating activities:
Net (loss) income	$(5,866)	$1,539
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	1,767	637
Provision for doubtful accounts	97	-
Unrealized loss on change in value of foreign exchange contracts	-	22
Stock-based compensation	754	554
Pension contributions less (greater) than pension expense	306	(412)
Deferred tax (benefit) provision	(161)	344
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	359	(3,045)
Other receivables	25	(190)
Inventories	(3,255)	(841)
Prepaid expenses and other assets	(1,476)	(984)
Accounts payable	1,539	2,040
Accrued expenses	(901)	245
Accrued and deferred income taxes	607	(70)
Net cash used by operating activities	(6,205)	(161)
Cash flow from investing activities:
Acquisition of property, plant and equipment	(1,432)	(1,309)
Acquisition of subsidiary, net of cash acquired	(9,255)	-
Net cash used by investing activities	(10,687)	(1,309)
Cash flow from financing activities:
Proceeds from bank debt	15,733	-
Debt issuance costs	(221)	-
Repayments of bank debt	(500)	(1,228)
Dividends paid	(434)	(263)
Proceeds from issuance of common stock, net	9,457	-
Repurchase and retirement of common stock	(238)	(98)
Excess tax benefits from stock compensation	-	14
Net cash generated from (used by) financing activities	23,797	(1,575)
Effect of exchange rate changes on cash	(826)	(145)
Net increase (decrease) in cash	6,079	(3,190)
Beginning balance – cash and cash equivalents	8,048	11,238
Ending balance – cash and cash equivalents	$14,127	8,048
Supplement disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$245	$135
Cash paid for interest	$422	$76
Change in accrual of dividend payable	$16	$200

Investment in subsidiary, net of cash acquired:
Cash consideration	$10,832	$-
Cash acquired	(1,577)	$-
Net cash investment in subsidiary	$9,255	$-
Issuance of common stock in acquisition of subsidiary	$4,760	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sevcon, Inc. and Subsidiaries

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of presentation

Sevcon, Inc. (with its subsidiaries, the “Company”) is a Delaware corporation organized on December 22, 1987 to carry on the electronic controls business previously performed by Tech/Ops, Inc. Through wholly-owned subsidiaries located in the United States, England, France, South Korea and Japan and a 50% owned joint venture located in China, and through an international dealer network, the Company designs and sells, under the Sevcon name, motor controllers for zero emission electric and hybrid vehicles (EVs). The controls are used to vary the speed and movement of vehicles, to integrate specialized functions and to optimize the energy consumption of the vehicle's power source.  Through a wholly-owned subsidiary in Italy acquired in January 2016, the Company also designs, manufactures and sells battery chargers for electric vehicles and power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories.  Sevcon's customers are manufacturers of on and off-road vehicles, including cars, trucks, buses, motorcycles, fork lift trucks, aerial lifts, mining vehicles, airport tractors, sweepers and other electrically powered vehicles. Through another subsidiary located in the United Kingdom, Sevcon manufactures special metalized film capacitors that are used as components in the power electronics, signaling and audio equipment markets.

Prior year amounts in the consolidated balance sheets and consolidated statements of operations have been reclassified to conform to current year presentation.

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

Based on the Company's analysis of it’s 50% owned joint venture, the Company has determined that it is a VIE and that the Company is the primary beneficiary. While the Company owns 50% of the equity interest in this subsidiary, the other 50% is owned by a local unrelated third party, and the joint venture agreement with that third party provides the Company with greater voting rights. Accordingly, the Company consolidates its joint venture under the VIE rules and reflects the third party’s 50% interest in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. This non-controlling interest is not redeemable by the equity holders and is presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

B.    Revenue recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured. Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the consolidated statements of operations. The Company classifies amounts charged to its customers for shipping and handling in net sales in its consolidated statements of operations. The Company’s only post-shipment obligation relates to warranty in the normal course of business for which ongoing reserves, which management believes to be adequate, are maintained.

Index
Warranty reserves are included on the consolidated balance sheets within accrued expenses. The movement in warranty reserves was as follows:

	(in thousands of dollars)
	2016	2015
Warranty reserves at beginning of year	$278	$153
Net increase in warranty reserves for products sold during the year	130	172
Liability assumed on acquisition of subsidiary	7	-
Decrease in beginning balance for warranty obligations settled during the year	(74)	(37)
Adjustments to warranties that existed at beginning of year	(6)	-
Foreign currency translation adjustment	(3)	(10)
Warranty reserves at end of year	$332	$278

Increasingly, the Company enters into fixed-price non-recurring engineering contracts.  We record revenue on engineering services contracts using either the percentage-of-completion method or the completed contract method. In general, the performance of these types of contracts involves the design, development, and prototype manufacture of complex engineered products to our customer’s specifications. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

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

C.    Research and development

The cost of research and development programs is charged against income as incurred and amounted to $5,870,000 in 2016 and $3,677,000 in 2015, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives as well as research and development expense associated with engineering services revenue recorded in cost of sales. Research and development expense, net, was 12% of sales in 2016 and 10% of sales in 2015.

In 2011, the Company was awarded a research and development grant by the Technology Strategy Board to lead a collaborative project with Cummins Generator Technologies and Newcastle University in the U.K. to develop an innovative electric drive system for electric vehicles using advanced switched reluctance motor technology. The Company recorded grant income from this project of $1,000 which was offset against the Company’s research and development expense on this project of $6,500 in 2016. The Company recorded grant income from this project of $54,000 which was associated with the Company’s research and development expense on this project of $262,000 in 2015.

In 2013, the Company was awarded a grant of approximately $480,000 by the Low Emission Transport Collaborative Projects Fund, a U.K. government body. The grant is to develop next-generation controls for high-voltage, low-power applications. The Company recorded grant income from this project of $54,000 which was offset against the Company’s research and development expense on this project of $459,000 in 2015. This grant ended in 2015.

In 2013, the Company was awarded a research and development grant by the Technology Strategy Board as one of a consortium of organizations in the U.K to research and design ultra-efficient systems for electric and hybrid vehicles. The Company recorded grant income from this project of $7,000 which was offset against the Company’s research and development expense of $28,000 on this project in 2016. The Company recorded grant income from this project of $3,000 which was offset against the Company’s research and development expense on this project of $14,000 in 2015.

Index
In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $162,000 which was offset against the Company’s research and development expense on this project of $608,000 in 2016. The Company recorded grant income from this project of $80,000 which was offset against the Company’s research and development expense on this project of $443,000 in 2015.

In 2016 and 2015, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to receive an additional available tax credit subject to meeting certain qualifying conditions. The credit is a percentage, which currently ranges from 10% to 14.5% depending on circumstances, of qualifying research and development expenditure in the period. The credit discharges income tax the Company would have to pay or allows companies without an income tax liability to receive a refund payment from the U.K. government. In 2016, the Company recorded an income statement credit of $595,000 (2015 - $463,000) as a reduction in research and development expense in the consolidated statements of operations and had an income tax receivable balance of $985,000 at September 30, 2016 from this initiative (2015 - $469,000) which is included within prepaid expenses and other current assets on the consolidated balance sheets.

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

Since 2004, the Company has granted restricted stock and stock options to certain officers, key employees and non-employee directors in exchange for services provided to the Company over the vesting period of the stock. The vesting period of the restricted stock (i.e. when the restrictions lapse) is normally two years or five years in respect of officers and key employees and one year in respect of non-employee directors. For officers and key employees, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date and an expected forfeiture rate of awards of 4%. For non-employee directors, the Company recognizes compensation expense in respect of restricted stock grants on a straight line basis over the vesting period of the restricted stock based on the closing stock price on the grant date.

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

The Company files tax returns in the respective countries in which it operates. The consolidated financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns. We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax provision. See Note 7.

G.     Inventories

Inventories are valued at the lower of cost or market. Inventory costs include materials, direct labor and overhead, and are relieved from inventory on a first-in, first-out basis. The Company’s reported financial condition includes a provision for estimated slow-moving and obsolete inventory that is based on a comparison of inventory levels with forecasted future demand. Such demand is estimated based on many factors, including management judgments, relating to each customer’s business and to economic conditions. The Company reviews in detail all significant inventory items with holdings in excess of estimated normal requirements. It also considers the likely impact of changing technology. It makes an estimate of the provision for slow moving and obsolete stock on an item-by-item basis based on a combination of likely usage based on forecasted customer demand, potential sale or scrap value and possible alternative use. This provision represents the difference between original cost and market value at the end of the financial period. In cases where there is no estimated future use for the inventory item and there is no estimated scrap or resale value, a 100% provision is recorded. Where the Company estimates that only part of the total holding of an inventory item will not be used, or there is an estimated scrap, resale or alternate use value, then a proportionate provision is recorded. Once an item has been written down, it is not subsequently revalued upwards. The reserve for slow moving and obsolete inventories as of fiscal year end 2016 and 2015 was $797,000 and $443,000, respectively.

Index
Inventories comprised:

	(in thousands of dollars)
	2016	2015
Raw materials	$6,532	$2,453
Work-in-process	266	90
Finished goods	6,868	4,247
	$13,666	$6,790

H.     Accounts receivable

In the normal course of business, the Company provides credit to customers, performs credit evaluations of these customers, monitors payment performance, and maintains reserves for potential credit losses in the allowance for doubtful accounts. An account receivable is considered past due if any portion has been outstanding for greater than 60 days. In addition, the Company maintains credit insurance covering up to 90% of the amount outstanding from specific customers.

I.      Translation of foreign currencies

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

J.     Derivative instruments and hedging

The Company sells to customers throughout the industrialized world. In the controls segment the majority of the Company’s product is produced in two separate plants in Poland and Malaysia. The Company’s revenues, cost of sales and operating expenses are made predominantly in U.S. dollars, British pounds and euros, with a significant proportion of both revenues and cost of sales being in British pounds and euros.  This results in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of U.S. dollar, the British pound and the euro. The Company uses derivative financial instruments to partially offset its market exposure to these fluctuations and does not enter into derivative contracts for speculative or trading purposes.

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

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recognized in equity in other comprehensive loss. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statements of operations within ‘Other income and expense’.

Amounts accumulated in equity are reclassified to profit or loss in the periods when the hedged item affects profit or loss (for example, when foreign currency denominated financial liabilities are remeasured in their functional currencies). The gain or loss relating to the effective portion of cross currency swaps which hedge the effects of changes in foreign exchange rates are recognized in the consolidated statement of income within ‘foreign exchange differences’. When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the consolidated statements of operations. The Company did not have any financial instruments designated as cash flow hedges at September 30, 2016 or September 30, 2015.

Index
Derivative financial instruments not designated for hedging:

The fair value of derivative financial instruments that do not meet the FASB authoritative guidance for hedge accounting are immediately recognized in the consolidated statements of operations under “Other income and expense”.  The fair value of these derivatives are recorded under “Prepaid expenses and other current assets” for asset derivatives or “Accrued expenses and other current liabilities” for liability derivatives, in the consolidated balance sheets.

The Company did not enter into foreign currency forward contracts in 2016. The total gross amount of outstanding forward contracts was $0 at September 30, 2016 ($804,000 at September 30, 2015).  The agreements were recorded at fair value in the consolidated balance sheet at September 30, 2015 resulting in a net loss of $22,000 for the year ended September 30, 2015.

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

L.    Calculations of earnings per share and weighted average shares outstanding

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities, including convertible preferred stock, using the treasury stock method unless the effect is anti-dilutive. For 2016, an adjustment to the numerator to eliminate the dividend upon the assumed conversion of convertible preferred shares and an adjustment to the denominator for the assumed conversion of convertible preferred stock and the assumed vesting of restricted stock would have been anti-dilutive. For 2016, 1,351,000 shares of common stock issuable on conversion of our Series A Convertible Preferred Stock, and 78,000 shares of unvested restricted stock, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

Basic and diluted net (loss) income per common share for the years ended September 30, 2016 and 2015, is calculated as follows:

(in thousands of dollars except share and per share data)
	2016	2015

Numerator:
Net (loss) income attributable to common stockholders for computing net (loss) income per ordinary share - basic	$(6,246)	$1,135
Dividend eliminated upon assumed conversion of convertible preferred shares	-	440
Net (loss) income attributable to common stockholders for computing net (loss) income per ordinary share - diluted	$(6,246)	$1,575

Denominator:
Weighted average shares used in calculating net (loss) income per ordinary share – basic	4,148	3,469
Adjustment for assumed conversion of convertible preferred shares	-	1,374
Adjustment for shares issuable upon vesting of restricted stock	-	86
Weighted average shares used in calculating net (loss) income per ordinary share - diluted	4,148	4,929
Net (loss) income per ordinary share - basic	$(1.51)	$0.33
Net (loss) income per ordinary share - diluted	$(1.51)	$0.32
No. of shares of convertible preferred stock and restricted stock excluded during the period as such shares and related dividends would have the effect of reducing the loss per share	1,429	-

Index
M.    Use of estimates in the preparation of financial statements

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The most significant estimates and assumptions made by management include bad debt, inventory and warranty reserves, business combination accounting, goodwill impairment assessment, pension plan assumptions and income tax assumptions. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

At September 30, 2016 and 2015, the fair value measurements affect only the Company’s consideration of pension plan assets as disclosed in Note 10, Employee Benefit Plans, debt as disclosed in Note 12 and forward contracts as disclosed in Note 13, Derivative Financial Instruments.

O.    Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amount of these financial instruments as of September 30, 2016 approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s bank debt at September 30, 2016 approximated $15,733,000 (the gross carrying value as of September 30, 2016 before the offset of debt issuance costs) based on recent financial market pricing. The bank debt represents a Level 2 liability in accordance with the fair value hierarchy outlined above.

P.     Goodwill

The amount by which the cost of the purchased businesses included in the accompanying consolidated financial statements exceeded the fair value of net assets at the date of acquisition has been recorded as goodwill.

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

In evaluating goodwill for impairment, the reporting unit’s fair value was first compared to its carrying value. The fair value of the reporting unit was estimated by considering (1) market capitalization, (2) market multiple and recent transaction values of similar companies and (3) projected discounted future cash flows, if reasonably estimable. Key assumptions in the estimation of projected discounted future cash flows include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of sales, gross profit and operating expenses. In estimating future cash flows, the Company incorporates expected growth rates, as well as other factors into its revenue and expense forecasts. If the reporting unit’s fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit’s carrying value exceeds its fair value, the amount of the impairment charge is determined, if any. An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. As of September 30, 2016 the Company’s balance sheet reflected goodwill of $7,794,000, of which $6,359,000 related to the chargers reporting unit and $1,435,000 related to the controls reporting unit. The estimated fair value of the reporting units exceeded their carrying values under each method of calculation performed. As of September 30, 2015 goodwill of $1,435,000 was reported on the Company’s balance sheet, which related wholly to the controls reporting unit, and the estimated fair value of the reporting unit exceeded its carrying value under each method of calculation performed.

Index
Q.    New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”, comprehensive new revenue recognition guidance which will supersede almost all existing revenue recognition guidance. It affects any entity that enters into contracts with customers for the transfer of goods or services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606)”. This update was issued to defer the effective date of ASU No. 2014-09 by one year. Therefore, the effective date of ASU No. 2014-09 for public business entities is the annual reporting period beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2019.

In June 2014, the FASB issued ASU No. 2014-12: “Compensation – Stock Compensation (Topic 718)” which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2017.

In July 2015, the FASB issued ASU No. 2015-11: “Inventory (Topic 330): Simplifying the Measurement of Inventory” which requires inventory within the scope of this standard to be measured at the lower of cost and net realizable value. For public business entities, the guidance is effective for annual periods beginning after December 15, 2016. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2018.

In September 2015, the FASB issued ASU No. 2015-16: “Business Combinations (Topic 805)” which amends existing guidance related to measurement period adjustments associated with a business combination. The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined. The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments. The guidance is effective for annual periods beginning after December 15, 2015. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2017.

In February 2016, the FASB issued FASB ASU No. 2016-02: “Leases (Topic 842)” in which the core principle is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under current GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2020.

In March 2016, the FASB issued ASU No. 2016-09: “Compensation - Stock Compensation (Topic 718)” simplifies several aspects of the accounting for employee share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2018.

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” which addresses eight specific statement of cash flow issues with the objective of reducing diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2019.

In October 2016, the FASB issued ASU 2016-16: “Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (excluding inventory) when the transfer occurs instead of when the asset is sold to an outside party. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2019.

Index
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. The Company elected to early adopt the provisions of ASU 2015-17 for the fiscal year ended September 30, 2016. The adoption of ASU 2015-17 did not have a material effect on the Company’s financial position and resulted in the classification of the net tax position as a long term asset in the Consolidated Balance Sheet at September 30, 2015.

In April 2015, the FASB issued Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting , which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15. The Company adopted the provisions of ASU, 2015-03 for the fiscal year ended September 30, 2016, the implementation of which did not have a material impact on our consolidated financial statements.

R.    Employee Benefit Plans

Sevcon recognizes its pension plans’ funded status in its consolidated balance sheets and recognizes the change in a plan’s funded status in comprehensive loss in the year which the changes occur.

S.    Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts and unbilled receivables. The Company maintains cash balances in excess of insured credit limits. The Company maintains its cash and cash equivalents with major financial institutions. The Company’s credit risk is managed by investing its cash in high quality money market funds.

(2)   ACQUISITIONS

Bassi Unipersonale S.r.l (“Bassi”)

On January 26, 2016, the Company and its wholly-owned indirect subsidiary, Sevcon S.r.l. (“Sevcon Italy”), entered into a Quota Sale and Purchase Agreement with Bassi Holding S.r.l. (“Bassi Holding”), an Italian limited liability company, and the quota owners of Bassi Holding, to acquire all the outstanding quotas of Bassi, a limited liability company located in Lugo, Italy. Bassi designs, manufactures and sells battery chargers for electric vehicles and power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories. The principal reasons for the acquisition were to enable the Company to expand its addressable share of the high-growth electrification market and enhance earnings by adding an immediately accretive business.

In order to fund the cash element of the acquisition price, on January 27, 2016, the Company also entered into a term loan agreement providing for a credit facility with MPS Bank, see note 12. The acquisition closed on January 29, 2016.

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

During the twelve months ended September 30, 2016, the Company incurred $1.5 million in expenses related to the Company’s acquisition of Bassi that are included in the consolidated statement of operations.

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

Index
The fair value of the total consideration has been allocated based on the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

	(in thousands of dollars)
		January 29, 2016

Consideration

Cash		$10,832

Common stock (500,000 shares of Sevcon, Inc.)		4,760

Fair value of pre-acquisition dividends payable to Bassi Holding		3,503

Fair value of total consideration		$19,095

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$1,577
Accounts receivable	3,318
Inventory	4,318
Property and equipment	923
Other assets	932
Accounts payable	(3,513)
Accrued and other current liabilities	(2,020)
Deferred tax liabilities	(1,882)
Other long-term liabilities	(1,099)	$2,554

Estimated fair value of identifiable intangible assets acquired:

Developed technologies	325
Customer relationships	8,774
Trade name	758
Order backlog	325	10,182

Fair value of assets acquired and liabilities assumed, excluding goodwill		12,736

Goodwill		6,359

Total		$19,095

The fair values assigned to certain identifiable assets acquired and liabilities assumed, were revised in the fourth quarter of 2016 following a measurement period review by management.  Adjustments were made to increase the fair values of inventory and other assets by $135,000 and $217,000, respectively, and to reduce the fair values of deferred tax liabilities and long-term liabilities by $65,000 and $261,000, respectively. The total impact of these adjustments was to increase recognized net assets acquired by $678,000 with an equivalent reduction in goodwill arising on the business combination. Accordingly, the value of goodwill has been revised from a preliminary value $7,037,000 to a final value of $6,359,000.

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

Index
Actual Results of Bassi Acquisition

Bassi’s net revenues and operating loss following the acquisition included in the Company’s operating results for the twelve months ended September 30, 2016 were $13.4 million and $(0.6) million, respectively.

Pro Forma Summary

The unaudited consolidated pro forma results for the twelve-month periods ended September 30, 2016 and 2015 are shown below.  The pro forma consolidated results combine the results of operations of the Company and Bassi as though Bassi had been acquired on October 1, 2014 and include amortization charges for the acquired intangibles and interest expense related to the Company’s borrowings to finance the acquisition.  The unaudited 2016 pro forma results were adjusted to exclude $1,535,000 of acquisition costs to date related to Bassi, $983,000 of intangible assets amortization expense and $484,000 of expense relating to fair value adjustments to acquisition date inventory, payables, allowance for doubtful accounts and property and equipment. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2014.

	(in thousands of dollars)
	Twelve months ended September 30, 2016	Twelve months ended September 30, 2015
Revenue	$55,470	$56,559
Net income (loss)	$(4,125)	$366

(3)   CAPITAL STOCK

Sevcon Inc. has two classes of authorized capital stock, preferred and common. There are authorized 1,000,000 shares of preferred stock, $.10 par value and 20,000,000 shares of common stock, $.10 par value.

On September 12, 2014 the Company issued 465,500 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $21.50 per share. The issue raised $9.3 million after costs. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend paid semi-annually on October 15 and April 15, each year. The main terms of the Series A Preferred are as follows:

Ranking - With respect to the payment of dividends and distribution of amounts of net assets upon a dissolution, liquidation or winding up, the Series A Preferred will rank senior to common stock and any other class or series of stock over which the Series A Preferred has preference or priority in the payment of dividends or in the distribution of assets on liquidation.

Dividends - The holders of the Series A Preferred are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for such purpose, dividends at the rate equal to 4% of the stated value per share of $24.00, and no more.  Such dividends are cumulative and accrue without interest on a daily basis from the date of issuance of the Series A Preferred, and are payable semiannually in cash or in shares of common stock at the Company’s sole discretion.

Liquidation Preference  - In the event of a liquidation, dissolution or winding up (a “liquidation”), after the satisfaction in full of the debts of the corporation and the payment of any priority liquidation preference owed to the holders of shares of stock which rank senior to the Series A Preferred, the holders of Series A Preferred shall be entitled to receive out of the assets of the corporation an amount equal to the dividends accrued and unpaid thereon, without interest, plus a sum in cash or property at its fair market value as determined by the Board of Directors equal to the greater of (a) the stated value per share of Series A Preferred and (b) such amount per share as would have been payable had all shares of Series A Preferred been converted into common stock immediately before the liquidation, before any payment may be made or assets distributed to the holders of Junior Stock. For this purpose, “liquidation” does not include any consolidation of the Company with, or merger of the Company into, any other entity, any merger of another entity into the Company, any sale or transfer of assets of the Company or any exchange of securities of the Company.

Conversion - Optional Conversion by Holder - Each share of Series A Preferred is convertible at the election of the holder at any time, into shares of common stock by dividing the stated value ($24.00) per share by a conversion price, which is initially $8.00, resulting in a conversion ratio of 3:1.

Index
Conversion - Optional Conversion by Sevcon - If at any time after the fifth anniversary of the initial issue date of the Series A Preferred, the closing sale price of common stock exceeds $15.50 for 20 out of 30 consecutive trading days the Company may, at its discretion, elect that all (but not less than all) outstanding shares of Series A Preferred be automatically converted into shares of common stock.

Conversion Price Adjustment - The conversion price and, therefore, the conversion rate, will be adjusted to reflect any dividend or distribution in shares of common stock made on any class or series of its capital stock other than on shares of Series A Preferred or any subdivision, combination or reclassification of the outstanding shares of common stock (including through a merger of the Company with another entity) so that each holder of shares of Series A Preferred thereafter surrendered for conversion shall be entitled to receive the number of shares or other of common stock that such Holder would have owned or have been entitled to receive immediately after such action had such shares of Series A Preferred been converted immediately before such action.

Voting - The holders of Series A Preferred do not have any voting rights except in the event the terms of the Series A Preferred were to be altered or the Company were to issue any shares of any other class or series of capital stock ranking senior to the Series A Preferred as to dividends or upon liquidation.

Redemption – The Series A Preferred are not-redeemable for cash or other assets.

Accounting Classification – The Company evaluated the Series A Preferred and determined that it should be considered an “equity host” and not a “debt host.” This evaluation was necessary to determine if any embedded features required bifurcation and, therefore, would be required to be accounted for separately as a derivative liability. Our analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument that includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of the preferred stock and, more specifically, evaluated all of the stated and implied substantive terms and features of the stock, including (1) whether the preferred stock included redemption features; (2) how and when any redemption features could be exercised; (3) whether the holders of preferred stock were entitled to dividends; (4) the voting rights of the preferred stock; and (5) the existence and nature of any conversion rights. As a result of our determination that the Series A Preferred was an “equity host,” we determined that the embedded conversion options did not require bifurcation as derivative liabilities.

(4)   COMMON STOCK WARRANTS

Sevcon entered into a Securities Purchase Agreement with certain institutional and accredited investors on July 6, 2016 in which the Company sold and issued 1,124,000 units at $9.12 per unit. Each unit consists of 1 share of common stock ($0.10 par value) and 0.5 warrant to purchase 1 share of common stock for $10.00 exercise price per warrant share. The closing date of this transaction was July 8, 2016 which resulted in the Company receiving $10,250,880 gross proceeds (1,124,000 units @ $9.12 per unit). The investors received 1,124,000 shares of common stock and warrants to purchase 562,000 (50% of 1,124,000) shares of common stock.

The Company has analyzed the warrants under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity and other relevant literature, and determined that the warrants meet the criteria for classification as equity instruments. The Company estimated the fair value of warrants using the Black-Scholes-Merton option-pricing model and recorded them in stockholders’ equity with an offset to additional paid in capital recorded from the sale of the units.

(5)   STOCK-BASED COMPENSATION PLANS

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 124,888 shares reserved and available for grant at September 30, 2016. There were 139,578 shares reserved and available for grant at September 30, 2015.  There were no options exercised in 2016 or in 2015.

The Plan, which is shareholder-approved, permits the grant of restricted stock, restricted stock units, stock options and stock appreciation rights (“SARs”).SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Index
Stock options

The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much the Company recognizes as stock-based compensation expense. The fair values of the Company’s stock options were estimated at the grant dates. The weighted average input assumptions used and resulting fair values of stock options were as follows for 2016 (there were no stock options outstanding in 2015):

Executive and management options:

Expected life (in years)	4.0
Risk-free interest rate	1.55%
Volatility	61.43%
Dividend yield	0.00%
Weighted-average fair value per share	$4.81

Executive chairman options:

Expected life (in years)	4.0
Risk-free interest rate	0.99% - 1.14%
Volatility	60.45% - 64.40%
Dividend yield	0.00%
Weighted-average fair value per share	$3.69 - $4.03

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

Performance based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.94 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company meeting an earnings per share target applicable to fiscal year 2018 set by the Compensation Committee so long as the employee is then employed by the Company.  The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $185,000. The unvested compensation is being expensed over three years. The expense for this employee stock option grant will be approximately $14,000 on a quarterly basis.

Index
A summary of performance based option activity under the share option plan as of September 30, 2016, and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	-	-	-
Granted – Executives and management	38,460	9.94	4.21	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at September 30, 2016	38,460	9.94	4.21	$-
Exercisable	-	-	-	-
Vested and expected to vest	35,088	9.94	4.21	$-

Restricted stock:

In December 2015, the Company granted 11,540 shares of restricted stock to four employees which will vest subject to the Company meeting the same earnings per share target applicable to fiscal year 2018 as for the stock options disclosed above, so long as the employee is then employed by the Company. The estimated fair value of the stock on the date of the grant was $116,000 based on the fair market value of stock on the date of issue. The unvested compensation is being expensed over three years. The expense for this employee stock option grant was $27,000 for the twelve months ended September 30, 2016 and will be approximately $9,000 on a quarterly basis.

Management has assessed the performance criteria relating to these grants and concluded they are likely to be met. Accordingly the relevant portion of the expense has been recorded for the twelve months ended September 30, 2016.

Time-based awards

Stock options:

In August 2016, the Board of Directors awarded the Executive Chairman equity compensation consisting of stock options to purchase 56,700 shares. The options were granted in two tranches. The first tranche, consisting of 36,496 options with an exercise price of $10.93 per share, would vest in twelve substantially equal monthly installments beginning September 2016, and the second tranche, consisting of 20,204 options with an exercise price of $12.35 per share, would vest in twelve substantially equal monthly installments beginning September 2017, in each case so long as the director is in the position of Executive Chairman.  The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $211,000.  The Executive Chairman position was terminated on December 6, 2016, as a result of which 12,165 vested options are exercisable for three months, and all unvested options expired. The expense for these restricted stock grants in the twelve months ended September 30, 2016 was $22,000.

Index
A summary of time based option activity under the share option plan as of September 30, 2016, and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2015	-	-	-	-
Granted – Executive Chairman	56,700	11.43	4.08	-
Exercised	-	-	-	-
Forfeited or Expired	(44,535)	10.93	-	-
Outstanding at September 30, 2016	12,165	10.93	4.08	$-
Exercisable	-	-	-	-
Vested and expected to vest	12,165	10.93	4.08	$-

Restricted stock:

In February 2016, the Company granted 29,700 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2017 annual general meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee.  The aggregate fair value of the stock measured on the date of the grant was $292,000 based on the closing sale price of the stock on the date of grant.  Subsequent to this, 3,300 of these granted shares of restricted stock were cancelled and returned to the Plan following the resignation of a director. Compensation expense is being expensed on a straight line basis over the twelve month period during which the forfeiture conditions lapse.  The charge to income for these restricted stock grants in the twelve months to September 30, 2016 was $151,000 and the subsequent charge will be approximately $65,000 on a quarterly basis.

For the purposes of calculating average issued shares for basic earnings per share these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

A summary of restricted stock and stock option activity, including both performance based awards and time-based awards, for the twelve months ended September 30, 2016 and 2015 is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2014	168,600	$5.27
Granted	92,600	$7.49
Vested	(64,600)	$6.32
Non-vested balance as of September 30, 2015	196,600	$5.97
Granted	41,240	$9.89
Cancelled	(3,300)	$9.82
Vested	(95,600)	$6.77
Non-vested balance as of September 30, 2016	138,940	$6.50

	Number of shares of Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2015	-	$-
Granted	95,160	$4.67
Cancelled	(44,535)	$-
Non-vested balance as of September 30, 2016	50,625	$4.67

Stock-based compensation expense was $754,000 and $554,000 for the years ended September 30, 2016 and 2015, respectively.  At September 30, 2016, there was $490,830 of unrecognized compensation expense related to restricted stock and stock options granted under the Plan. The Company expects to recognize that cost over a weighted average period of 1.7 years.

Index
(6)   CASH DIVIDENDS

Common stock dividends - The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying common stock dividends as conditions and the Company’s operating results improve.

Preferred stock dividends - At September 30, 2016 there were 448,705 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. Semi-annual dividends of $217,000 and $216,816 were paid on October 15, 2015 and April 15, 2016 respectively.

On September 29, 2016, the board of directors declared a cash dividend of $0.48 per preferred share which was paid on October 15, 2016 to shareholders of record as of October 6, 2016.

(7)   INCOME TAXES

The domestic and foreign components of income (loss) before income taxes are as follows:

	(in thousands of dollars)
	2016	2015
Domestic	$376	$863
Foreign	(6,243)	1,082
	$(5,867)	$1,945

The components of the provision (benefit) for income taxes and deferred taxes for the years ended September 30, 2016 and 2015 are as follows:

(in thousands of dollars)

	2016
	Current	Deferred
Federal	$23	$124
State	41	24
Foreign	96	(309)
	$160	$(161)

	2015
	Current	Deferred
Federal	$38	$349
State	85	3
Foreign	(16)	(53)
	$107	$299

The provision (benefit) for income taxes in each period differs from that which would be computed by applying the statutory U.S. Federal income tax rate to the income before income taxes. The following is a summary of the major items affecting the provision:

Index
	(in thousands of dollars)
	2016	2015
Statutory Federal income tax rate	34%	34%
Computed tax provision at statutory rate	$(1,995)	$659
Increases (decreases) resulting from:
Foreign tax rate differentials	693	(163)
State taxes net of federal tax benefit	42	57
Foreign research incentives	(313)	(544)
Losses surrendered for cash research incentive	442	378
U.K. rate change	436	5
Other non-deductible expenses	48	-
Non-deductible interest	106	-
Transaction costs	480	-
Other	60	14
Income tax (benefit) provision in the consolidated statements of operations	$(1)	$406

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

The significant items comprising the domestic and foreign deferred tax accounts at September 30, 2016 and 2015 are disclosed in the following tables. The disclosed amounts are shown in the consolidated balance sheets at September 30, 2016 as a long term deferred tax asset of $4,289,000 and a long term deferred tax liability of $1,517,000 (September 30, 2015 as a long term deferred tax asset of $4,476,000 and a long term deferred tax liability of $0).

	2016
	Domestic long-term	Foreign long-term	Total
Assets:
Pension accruals	$427	$1,798	$2,225
Inventory basis differences	62	-	62
Warranty reserves	53	34	87
Foreign tax credit carry forwards	134	-	134
Accrued compensation expense	-	66	66
Net operating losses	2	2,159	2,161
Other (net)	142	51	193
	820	4,108	4,928
Liabilities:
Property basis asset (liability)	-	(284)	(284)
Intangible asset basis difference	-	(1,550)	(1,550)
Net asset	820	2,274	3,094
Valuation allowance	(89)	(233)	(322)
Net deferred tax asset	$731	$2,041	$2,772

Index
	2015
	Domestic long-term	Foreign long-term	Total
Assets:
Pension accruals	$389	$2,028	$2,417
Inventory basis differences	72	-	72
Warranty reserves	67	-	67
Foreign tax credit carry forwards	203	-	203
Accrued compensation expense	-	54	54
Net operating losses	2	1,919	1,921
Other (net)	214	1	215
	947	4,002	4,949
Liabilities:
Property basis asset (liability)	1	(233)	(232)
Net asset	948	3,769	4,717
Valuation allowance	(158)	(83)	(241)
Net deferred tax asset	$790	$3,686	$4,476

The domestic valuation allowance at September 30, 2016 relates primarily to the realizability of foreign tax credit carry forwards in the U.S; the foreign valuation allowance relates to net operating losses in the Company’s Asian subsidiaries.  In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has historically had profitable operations.  The Company’s current projections reflect future profitable operations.  Since the majority of the Company’s net operating loss deferred tax assets relate to operations in countries where net operating losses have unlimited carry forwards, the Company has concluded that no valuation allowance is required on these deferred tax assets.

The Company has generated domestic state net operating losses of $39,185 which will expire in 2028. The Company has generated foreign net operating losses of approximately $10,831,000 which have an indefinite carry forward period.

During the year, the Company elected to receive a refundable tax credit of $595,000 (2015: $463,000) related to certain research and development incentives in the U.K.  These amounts have been recorded in operating income, as they are refunded without regard to actual tax liability.

At September 30, 2016, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $8.3 million, as those amounts are considered indefinitely invested in light of the Company’s substantial non-U.S. operations. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested.

Uncertain tax positions

The Company follows FASB authoritative guidance regarding the recognition and measurement of all tax positions taken or to be taken by the Company and its subsidiaries. The Company reviews all potential uncertain tax positions. As a consequence of that review, it was concluded that no provision was required and consequently the Company has not recorded a liability for uncertain tax positions. The Company’s tax returns are open to audit from 2013 and forward.

(8)   ACCRUED EXPENSES

The analysis of accrued expenses at September 30, 2016 and 2015 showing separately any items in excess of 5% of total current liabilities was as follows:

(in thousands of dollars)
	2016	2015
Accrued compensation and related costs	$1,945	$827
Other accrued expenses	2,986	1,146
	$4,931	$1,973

Index
(9)   COMMITMENTS AND CONTINGENCIES

Sevcon is involved in various legal proceedings in the ordinary course of business but believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully expensed, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at September 30, 2016 and September 30, 2015 was $144,000 and $153,000 respectively.

Minimum rental commitments under all non-cancelable leases are as follows for the years ended September 30: 2017 - $610,000 2018 - $586,000; 2019 - $542,000; 2020 - $498,000; 2021 - $498,000 and $2,211,000 thereafter. Net rentals of certain land, buildings and equipment expensed were $497,000 in 2016 and $248,000 in 2015.

The U.K. subsidiaries of the Company have given to RBS NatWest Bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,200,000. The facilities were unused at September 30, 2016 and at September 30, 2015.

(10) EMPLOYEE BENEFIT PLANS

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

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $198,000 and $163,000 at September 30, 2016 and 2015, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

The Company’s Italian subsidiary, Bassi S.r.l., has a liability to pay its employees a severance indemnity, ‘Trattamento di fine Rapporto’ (“TFR”) when they leave the Company’s employment.  TFR, which is mandatory for Italian companies, is deferred compensation and is based on the employees’ years of service and the compensation earned by the employee during the service period.  The related liability is recognized in the consolidated balance sheet within “Other long-term liabilities”.  This liability, which is unfunded, was $987,000 at September 30, 2016.

The following table sets forth the estimated funded status of these frozen defined benefit plans and the amounts recognized by Sevcon:

(in thousands of dollars)
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$31,090	$30,646
Interest cost	1,141	1,236
Actuarial loss	8,267	1,540
Benefits paid	(2,404)	(437)
Foreign currency exchange rate changes	(4,304)	(1,895)
Benefit obligation at end of year	33,790	31,090
Change in plan assets:
Fair value of plan assets at beginning of year	$20,127	$21,117
Return on plan assets	6,660	22
Employer contributions	624	662
Benefits paid	(2,404)	(437)
Foreign currency exchange rate changes	(2,728)	(1,237)
Fair value of plan assets at end of year	22,279	20,127
Funded status	(11,511)	(10,963)
Liability for pension benefits recorded in the balance sheet	$(11,511)	$(10,963)

Index
The funded status of the Company’s defined benefit pension plans decreased from a deficit of $10,963,000 at September 30, 2015 to a deficit of $11,511,000 at September 30, 2016.  The increase in the deficit of $548,000 was due to several factors.  There was a net actuarial loss in the Company’s U.K. defined benefit plan of $1.6 million due largely to the plan’s liabilities, being valued at a lower discount rate than the prior year caused by reduced yields on high quality corporate bonds; this increased the plan’s liabilities, although the increase was partially offset by higher than expected returns on the U.K. plan’s assets.  The $1.6 million actuarial loss in the Company’s U.K. defined benefit plan was further offset by favorable foreign currency exchange gains of $1.4 million due to the stronger U.S. dollar compared to the British pound than in the prior year. In addition, lower discount rates used to value the Company’s U.S. plan resulted in an increase in the liability of $350,000.

Amounts recognized in the consolidated balance sheets consist of:

(in thousands of dollars)
	2016	2015
Non-current liabilities	$11,511	$10,963

Amounts recognized in other comprehensive loss consist of:

(in thousands of dollars)
	2016	2015
Actuarial loss, net of $354 tax benefit (2015:actuarial loss net of $644 tax benefit)	$(1,420)	$(1,857)

The Sevcon net periodic pension cost included the following components:

(in thousands of dollars)
	2016	2015
Components of net periodic benefit cost:
Interest cost	$1,141	$1,236
Expected return on plan assets	(1,104)	(1,250)
Settlement cost	529	-
Amortization of net actuarial loss	365	264
Net periodic benefit cost	$931	$250
Net cost of defined contribution plans	$505	$494

The weighted average assumptions used to determine plan obligations and net periodic benefit cost for the years ended September 30, 2016 and 2015 were as set out below:

	2016	2015
Plan obligations:
Discount rate	2.59%	3.90%
Net periodic benefit cost:
Discount rate	2.59%	3.90%
Expected long term return on plan assets	4.81%	5.73%

Index
The assumptions regarding mortality tables and estimated retirement dates were as follows:

	2016	2015

Retirement age – U.K. Plan	65	65

Retirement age – U.S. Plan	65	65

Post-retirement mortality tables – U.K. Plan	105% of the S1PXA birth year tables with the latest CMI projections (CMI 2015) and a 1.0% p.a. long-term future improvement rate	105% of the S1PXA birth year tables with the latest CMI projections and a 1.0% p.a. long-term future improvement rate

Post-retirement mortality tables – U.S. Plan	RP-2014 White Collar Annuitant with MP-2015 Generational Projection (M/F)	RP-2014 White Collar Annuitant with MP-2014 Generational Projection (M/F)

Pre-retirement mortality tables – U.K. Plan	None	None

Pre-retirement mortality tables – U.S. Plan	RP-2014 White Collar Employee with MP-2015 Generational Projection (M/F)	RP-2014 White Collar Employee with MP-2014 Generational Projection (M/F)

The changes in these assumptions reflect actuarial advice and changing market conditions and experience. There is no compensation increase assumed in 2016 and in future years as both the U.K. and the U.S. defined benefit pension plans have been frozen and therefore there will be no future benefits earned by employees under these benefit arrangements.

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

At September 30, 2016, the assets of the U.S. plan were invested 82% in mutual funds, 12% in exchanged traded funds and 6% in cash and cash equivalents. The U.S. plan had a deficit of $933,000, or 21% of the total U.S. benefit obligation, as of September 30, 2016. The Company has committed to future annual contributions to the defined benefit plan to pay down this deficit within the next five years. The Company established a 401(k) defined contribution plan for current and future U.S. employees effective October 1, 2010.

At September 30, 2016, the assets of the U.K. plan were invested 70%  in equity-like securities, represented by the Adept Strategy 9 Fund in the table below, 28% in liability matching assets represented by the Schroder Matching Plus Fund in the table below and 2% in cash and cash equivalents. The U.K. plan was frozen effective September 30, 2012 and in consequence there will be no future accrual earned by U.K. employees under this defined benefit arrangement. The U.K. plan had a deficit of $10,578,000, or 36% of the total U.K. benefit obligation, as of September 30, 2016. The Company has committed to future annual contributions of $780,000 to the defined benefit plan to pay down this deficit within the next fourteen years. The Company has established a defined contribution pension plan for current and future U.K. employees effective October 1, 2012.

The overall expected long-term rate of return on plan assets has been based on the expected returns on equities, bonds and real estate based broadly on the current and proposed future asset allocation.

The tables below present information about our plan assets measured and recorded at fair value as of September 30, 2016 and September 30, 2015, and indicates the fair value hierarchy of the inputs utilized by the Company to determine the fair values (see Fair value measurements in Note 1).

Index
(in thousands of dollars)
2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	-	13,268	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	5,335	-
U.S. Mutual Funds and Fixed Income Funds	2,837	-	-
U.S. Equity Funds	400	-	-
Other Types of Investments
Cash	439	-	-
Total	3,676	18,603	-

(in thousands of dollars)
2015	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund ( a sub-fund of Adept Investment Management plc)	-	13,044	-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	3,845	-
U.S. Mutual Funds and Fixed Income Funds	2,557	-	-
U.S. Equity Funds	350	-	-
Other Types of Investments
Cash	331	-	-
Total	3,238	16,889	-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

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

***	The Company currently does not have any Level 3 pension plan financial assets.

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

(in thousands of dollars)
2017	$470
2018	488
2019	494
2020	502
2021	499
2022 – 2026	2,722

In 2017, it is estimated that the Company will make contributions to the U.K. and U.S. defined benefit pension plans of $883,000.  It is also estimated that the Company will recognize $369,000 as a component of the net periodic benefit cost in respect of the amortization of actuarial losses from accumulated other comprehensive loss in 2017. Actual payment obligations with respect to the pension plan liability are due over an extended period of time and will depend on changes in the assumptions described above.

Index
(11) SEGMENT INFORMATION

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

The significant accounting policies of the segments are the same as those described in Note 1. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate corporate expense, acquisition costs, income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:

	(in thousands of dollars)
	2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	34,907	1,526	13,368	-	49,801
Operating income (loss)	835	74	(585)	(5,658)	(5,334)
Identifiable assets, excluding goodwill	40,880	894	9,231	10,174	61,179
Goodwill	1,435	-	6,359	-	7,794

	2015
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	39,029	2,113	-	-	41,142
Inter-segment revenues	-	3	-	-	3
Operating income (loss)	4,589	271	-	(2,966)	1,894
Identifiable assets, excluding goodwill	25,702	1,176	-	7,303	34,181
Goodwill	1,435	-	-	-	1,435

The Company has businesses located in the United States, the United Kingdom, Italy, France, Korea, Japan and China. The analysis of revenues set out below is by the location of the business selling the products rather than by destination of the products.

(in thousands of dollars)
	2016	2015
Sales:-
U.S. sales	$16,078	$18,327
Foreign sales:
United Kingdom	11,367	15,056
Italy	13,368	-
France	7,534	7,054
China	1,454	705
Total foreign sales	33,723	22,815
Total Sales	$49,801	$41,142

Long-lived assets:
U.S.A.	$2,224	$2,205
Foreign:
United Kingdom	5,891	4,908
Italy	16,580	-
France	302	298
Korea, Japan and China	388	324
Total Foreign	23,161	5,530
Total	$25,385	$7,735

Index
In the electronic controls segment, revenues are derived from the following products and services:

(in thousands of dollars)
	Twelve Months ended
	September 30, 2016	September 30, 2015
Electronic controls for zero emission and hybrid electric vehicles	$23,945	26,951
Accessory and aftermarket products and services	10,962	12,078
Total controls segment revenues	$34,907	39,029

(12) DEBT

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,200,000 and which are secured against real estate owned by those companies. In July 2016, the Company’s U.K. bank renewed these facilities for a twelve month period, although they can be withdrawn on demand by the bank. The facilities were unused at September 30, 2016 and 2015.

The Company entered into a €14,000,000 ($15,733,000 at September 30, 2016) credit facility with MPS Bank on January 27, 2016 and immediatedly drew down the full amount, which was the total amount outstanding at September 30, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%. The interest rate as of September 30, 2016 was 3.0%. Under the facility, the Company must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company  from the issuance and sale of equity securities during such twelve month period, of not greater than 3.5:1.00 through September 30, 2017, and thereafter not greater than 3.0:1.00.

The obligations under the credit facility are guaranteed by the Company’s U.S. subsidiaries, Sevcon USA, Inc. (“Sevcon USA”) and Sevcon Security Corporation (“Sevcon Security”) and are secured by (i) all of the assets of Sevcon USA, (ii) a pledge of all of the capital stock of Sevcon USA and Sevcon Security, (iii) a pledge of a promissory note in the principal amount of the loan delivered to the Company by the Company’s U.K. subsidiary, Sevcon Limited, and (iv) a pledge of 60% of the stock of each of Sevcon Limited and the Company’s French subsidiary, Sevcon SAS.

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

Annual principal payments on long term bank debt converted to U.S. dollars at the September 30, 2016 exchange rate are as follows (in thousands of dollars):

2018	$1,180
2019	1,573
2020	1,573
2021	11,407
15,733
Less: Debt issuance costs	(221)
Total	$15,512

Index
(13) DERIVATIVE FINANCIAL INSTRUMENTS

The Company did not enter into foreign currency forward contracts in 2016. The total gross amount of outstanding forward contracts was $0 at September 30, 2016 ($804,000 at September 30, 2015).  The agreements were recorded at fair value in the consolidated balance sheet at September 30, 2015 resulting in a net loss of $22,000 for the year then ended.

The following table presents the fair values of the Company’s derivative financial instruments for 2016 and 2015:

	(in thousands of dollars)
	September 30, 2016		September 30, 2015
	Assets	Liabilities	Assets	Liabilities
Foreign currency contracts	-	-	-	22

The above liability derivative foreign currency contracts represented a Level 2 liability at September 30, 2015 in accordance with the fair value hierarchy described in Note 1 (N).

(14) CHANGES IN OTHER COMPREHENSIVE LOSS

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in 2016 and 2015:

(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2014	$(956)	$(7,873)	$(8,829)
Other comprehensive loss	(318)	(1,857)	(2,175)
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive loss	(996)	(1,420)	(2,416)
Balance September 30, 2016	$(2,270)	$(11,150)	$(13,420)

(15) RELATED PARTIES

Bassi Holding (Note 2) is considered a related party as a greater-than 10% stockholder of the Company.

As part of the purchase consideration of Bassi on January 29, 2016 the Company owed net, $2,819,000 to Bassi Holding which is comprised of $3,503,000 pre-acquisition dividends payable to Bassi Holding (see Note 2)  less $684,000 owed to Bassi by Bassi Holding. The $684,000 is largely comprised of taxes paid by Bassi on behalf of Bassi Holdings. During 2016 the Company repaid $961,000 to Bassi Holding, net of a foreign currency adjustment, resulting in a net $1,858,000 payable by the Company to Bassi Holding as of September 30, 2016.

During the eight-month post-acquisition period ended September 30, 2016, the Company paid $218,000 (2015: $0) in rent to Bassi Holding in respect of the facility occupied by Bassi. As of September 30, 2016 the Company owed $84,000 to Bassi Holding for rent.

On August 2, 2016, Ryan Morris, a member of the Board, was elected Executive Chairman of the Board. Mr. Morris is considered a related party as he is President of Meson Capital Partners LLC, a greater-than 10% stockholder of the Company. The Executive Chairman position was terminated on December 6, 2016.

(16) SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated, for the potential recognition or disclosure, events or transactions subsequent to the end of the fiscal year and through the date these financial statements were available to be issued.

No further material subsequent events were identified that require recognition or disclosure in these consolidated financial statements.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sevcon, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Sevcon, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule of Sevcon, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevcon, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

Boston, Massachusetts
December 22, 2016

Index
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the controls of our Bassi business in time, we excluded the internal control over financial reporting and the disclosure controls and procedures, to the extent subsumed within internal control over financial reporting, of that business from our evaluations described below. The acquired business constituted 37% of our total assets at September 30, 2016, and provided 32% and 27% of our revenues for the fourth quarter and full year 2016, respectively.  Our management is in the process of implementing Sevcon’s internal control over financial reporting and disclosure controls and procedures over the acquired operations.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of September 30, 2016, and concluded that the disclosure controls and procedures were not effective due to the deficiency in internal control over financial reporting relating to accounting for material business combinations described below. Notwithstanding that deficiency, we believe that our Consolidated Financial Statements included in this Annual report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016 using the 2013 framework criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation and those criteria, our management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective due to the deficiency in internal control over financial reporting relating to accounting for material business combinations described below.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2016, our management identified three material weaknesses in our internal control over financial reporting, relating to the areas of revenue recognition, the provision for income taxes, and material business combinations. We have remedied the first two weaknesses and expect to remedy the third one during 2017.

Index
At the end of the first quarter of 2016, an auditor-proposed adjustment to revenue was required because a necessary control was missing, which we identified as a material weakness. We recorded the adjustment in our first quarter financial statements and have added additional controls to our revenue recognition processes to remedy the deficiency. Our remediation of this weakness included the following procedures:

•	Hiring additional resources, including a director of financial reporting, with revenue accounting expertise;
•	Completing training for revenue accounting employees and other employees directly associated with sales contracts;
•	Implementation of additional management review of unusual and complex revenue contracts;
•	Enhanced internal auditing procedures around the testing of revenue;
•	Revision of our policies to determine when elements should be considered combined in a single arrangement or sold separately; and
•	Utilizing external advisers to assist, when necessary, with technical matters related to complex sales contracts.

We believe these measures have strengthened our internal control over financial reporting in the area of revenue recognition and should prevent a recurrence of this material weakness, which has been fully remedied as of the date of this report.

At the end of the third quarter of 2016, an auditor-proposed adjustment to the provision for income taxes was required because a necessary control was missing, which we identified as a material weakness. We recorded the adjustment in our third quarter financial statements and have added additional controls to our quarterly and annual processes for the calculation of the Company’s income tax and deferred tax provisions to remedy the deficiency. Our remediation of this weakness included the following procedures:

•	Development of a detailed plan and timetable for the implementation of the remedial measures;
•
Implementation of quarterly and annual review procedure by a U.S. external tax consultant experienced in income tax accounting under U.S. GAAP and the taxation of multinational corporations to confirm the accuracy of the Company’s U.S. and consolidated income tax and deferred tax provisions;

•	Review of the tax accounting process to identity and implement enhanced tax accounting processes and related internal control procedures;
•
Engaged independent third party consultants to assist with the provision of quarterly income tax and deferred tax provisions and, when necessary, complex accounting and tax issues for non-standard transactions at our foreign locations; and

•	Hiring a director of financial reporting to increase our knowledge, experience and oversight in the preparation of the Company’s provisions for income taxes on a quarterly basis.

Management have determined as of the date of this report that the key controls outlined above in the area of the provision for income taxes are being performed timely and that additional procedures have been performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the financial statements for income taxes and deferred taxes. We believe these measures have strengthened our internal controls over financial reporting in the area of the provision for income taxes and should prevent a recurrence of the material weakness, which has been fully remedied as of the date of this report.

In the first quarter of 2016, we also identified a material weakness in the design and documentation of our controls over the accounting for material business combinations. This was primarily due to inadequate technical accounting expertise on this subject as well as a lack of robust and well-defined policies and procedures and insufficient documentation of the controls involved. We continue remedying this deficiency with the oversight of the Audit Committee of the Board of Directors. Our remediation of this weakness includes the following procedures:

•	Hiring a director of financial reporting to increase our knowledge, experience and oversight in the area of business combinations;
•	Engaging independent third party consultants to advise management in complex accounting matters, including, as necessary material business combinations; and
•
Engaging an external tax consultant experienced in the taxation of multinational corporations to advise on, and to confirm the accuracy of, the Company’s income tax and deferred tax provisions in the area of business combinations.

However, we believe that the incidence of our engaging in material business combinations in the future will be low, so we do not anticipate that this deficiency will adversely affect our financial reporting during the remediation process.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no changes, other than the remediation plans noted above and excluding the improvements being made in our recently-acquired Bassi subsidiary, in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
ITEM 9B	OTHER INFORMATION

None.

Index
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The requisite information regarding the Company’s directors, executive officers and audit committee members is incorporated by reference from the discussion responsive thereto under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position
Matthew Boyle	54	President & Chief Executive Officer
Paul N. Farquhar	54	Vice President, Treasurer & Chief Financial Officer

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

This information is incorporated by reference from the information under the captions “Director Compensation,” and “Executive Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The requisite information concerning security ownership and related stockholder matters is incorporated by reference from the information responsive thereto under the captions “Beneficial Ownership of Common Stock”, “Proposal 1: Election of Directors”.

Index
The following table sets out the status of shares authorized for issuance under equity compensation plans at September 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at end of year
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 1996 Equity Incentive Plan	-	$-	124,888
Sub Total	-	$-	124,888
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	124,888

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the information responsive thereto under the captions “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the discussion responsive thereto under the caption “Proposal 2: Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending September 30, 2017” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

SEVCON, INC.

By /s/ Matthew Boyle	December 22, 2016
Matthew Boyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Matthew Boyle	President, Chief Executive	December 22, 2016
Matthew Boyle	Officer and Director
(Principal Executive Officer)

/s/ Paul N. Farquhar	Vice President, Chief Financial Officer and Treasurer	December 22, 2016
Paul N. Farquhar	(Principal Accounting Officer)

/s/ Matthew Goldfarb	Director	December 22, 2016
Matthew Goldfarb
/s/ David R. A. Steadman	Director	December 22, 2016
David R. A. Steadman
/s/ Paul O. Stump	Director	December 22, 2016
Paul O. Stump
/s/ William J. Ketelhut	Director	December 22, 2016
William J. Ketelhut
/s/ Glenn J. Angiolillo	Director	December 22, 2016
Glenn J. Angiolillo
/s/ Ryan J. Morris	Director	December 22, 2016
Ryan J. Morris
/s/ Walter M. Schenker	Director	December 22, 2016
Walter M. Schenker

Index
INDEX TO EXHIBITS

*(2)
Quota Sale and Purchase Agreement by and among Sevcon, Inc., Sevcon S.r.l., Bassi Holding S.r.l., Andrea Bassi, Bruno Bassi and Tiziana Rimini, dated January 26, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2016).

*(3)(a)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).
*(3)(b)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).
*(4)	Forms of warrant to purchase common stock issued July 8, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 11, 2016).
*(10)(a)	Sevcon, Inc. 1996 Equity Incentive Plan as amended and restated (incorporated by reference to Exhibit 3.3 to Quarterly Report for the quarter ended April 2, 2016).
*(10)(b)	Form of Option for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (b) to Annual Report for the year ended September 30, 2002).
*(10)(c)	Form of Restricted Stock Agreement for employees for 1996 Equity Incentive Plan (incorporated by reference to Exhibit (10) (c) to Annual Report for the year ended September 30, 2004).
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
*(10)(j)
Securities Purchase Agreement dated July 6, 2016 among Sevcon, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2016).

*(10)(k)
Registration Rights Agreement dated July 6, 2016 among Sevcon, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2016).

*(10)(l)
Loan Agreement by and between Sevcon, Inc. and Banca Monte dei Paschi di Siena S.p.A., dated January 27, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 1, 2016).

*(10)(m)
Amendment No. 1 dated December 5, 2016 to Term Loan Agreement dated January 27, 2016 between Sevcon, Inc. and Banca Monte dei Paschi di Siena S.p.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2016).

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

SCHEDULE II
SEVCON, INC. AND SUBSIDIARIES

Reserves for the years ended September 30, 2016 and 2015

	(in thousands of dollars)
Allowance for doubtful accounts	2016	2015
Balance at beginning of year	37	40
Assumed on acquisition of subsidiary	104	-
Additions charged to costs and expenses	97	32
Deductions from reserves:
Write off of uncollectible accounts	-	(33)
Foreign currency translation adjustment	5	(2)
Balance at end of year	243	37