Form 10-Q
period 2016-12-31
SEVCON, INC.
filed 2017-02-14
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2017
Common stock, par value $.10	5,341,993

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

Index
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except share and per share data)
	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,400	$14,127
Trade receivables, net of allowances for doubtful accounts of $227 at December 31, 2016 and $243 at September 30, 2016	10,275	11,499
Other receivables	869	694
Inventories	14,884	13,666
Prepaid expenses and other current assets	3,407	3,602
Total current assets	$39,835	$43,588
Property, plant and equipment, at cost:
Land and improvements	18	18
Buildings and improvements	1,015	1,069
Equipment	11,800	12,166
	12,833	13,253
Less: accumulated depreciation	(9,159)	(9,410)
Net property, plant and equipment	3,674	3,843
Long-term deferred tax assets	4,674	4,289
Intangible assets, net	8,751	9,185
Goodwill	7,631	7,794
Other long-term assets	278	274
Total assets	$64,843	$68,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	9,924	10,604
Accrued expenses	5,137	4,931
Accrued income taxes	30	66
Dividends payable	-	216
Due to related parties	282	300
Total current liabilities	15,373	16,117
Long-term bank debt, net	14,584	15,512
Long-term debt to related parties	1,473	1,558
Long-term pension benefit liabilities	10,779	11,511
Long-term deferred tax liabilities	1,448	1,517
Other long-term liabilities	965	987
Total liabilities	$44,622	$47,202
Commitments and contingencies (Note 16)
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share – 1,000,000 shares authorized; 448,545 and 448,705 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	45	45
Common stock, par value $.10 per share – 20,000,000 shares authorized; 5,341,993 and 5,341,513 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	534	534
Common stock warrants	2,095	2,095
Additional paid in capital, common stock	19,395	19,151
Additional paid in capital, preferred stock	8,986	8,990
Retained earnings	1,917	4,344
Accumulated other comprehensive loss	(12,718)	(13,420)
Total parent stockholders’ equity	20,254	21,739
Non-controlling interest	(33)	32
Total stockholders’ equity	20,221	21,771
Total liabilities and stockholders’ equity	$64,843	$68,973

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars except per share data)
	Three months ended
	December 31, 2016	January 2, 2016
Net sales	$12,543	$9,115
Cost of sales	(9,790)	(4,999)
Gross profit	2,753	4,116
Selling, general and administrative expenses	(3,731)	(2,760)
Research and development expenses	(1,441)	(860)
Acquisition costs	-	(316)
Operating (loss) income	(2,419)	180
Interest expense	(138)	(22)
Interest and other income	18	8
Foreign currency loss	(442)	(71)
(Loss) income before income tax	(2,981)	95
Income tax benefit (provision)	489	(11)
Net (loss) income	(2,492)	84
Net loss attributable to non-controlling interests	65	38
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(2,427)	122
Preferred share dividends	(91)	(111)
Net (loss) income attributable to common stockholders	$(2,518)	$11
Net (loss) income per ordinary share - basic	$(0.48)	$0.00
Net (loss) income per ordinary share - diluted	$(0.48)	$0.00
Weighted average shares used in computation of earnings per share:
Basic	5,214	3,429
Diluted	5,214	3,576

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2016	January 2, 2016
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	$(2,427)	$122
Other comprehensive income (loss):
Foreign currency translation adjustment	635	(78)
Defined benefit pension plans: Actuarial loss, net of tax benefit of $22 and $18, respectively	67	59
Comprehensive (loss) income	$(1,725)	$103

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three months ended
	December 31, 2016	January 2, 2016
Cash flow from operating activities:
Net (loss) income	$(2,492)	$84
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	448	169
Stock-based compensation	242	152
Pension contributions (greater than) less than pension expense	(93)	8
Deferred tax (benefit) provision	(533)	11
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	608	890
Other receivables	(87)	(279)
Inventories	(1,851)	(1,539)
Prepaid expenses and other current assets	(137)	370
Accounts payable	(145)	(1,090)
Accrued expenses	484	(166)
Accrued income taxes	22	(31)
Bank overdraft	-	172
Net cash used by operating activities	(3,534)	(1,249)
Cash flow used by investing activities:
Acquisition of property, plant and equipment	(247)	(323)
Net cash used by investing activities	(247)	(323)
Cash flow (used by) generated from financing activities:
Net borrowings (repayment) of debt	(945)	500
Dividends paid	(215)	(217)
Net cash (used by) generated from financing activities	(1,160)	283
Effect of exchange rate changes on cash	1,214	28
Net decrease in cash	(3,727)	(1,261)
Beginning balance - cash and cash equivalents	14,127	8,048
Ending balance - cash and cash equivalents	$10,400	$6,787
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$97	$31
Cash paid for interest	$138	$21
Conversion of preferred stock to common stock	$3	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sevcon, Inc. and Subsidiaries
(Unaudited)

(1)	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. ( the “Company”) and subsidiaries as of December 31, 2016 and the results of operations and cash flows for the three month period ended December 31, 2016. The accompanying unaudited consolidated financial statements should be read in conjunction with the 2016 annual consolidated financial statements and related notes included in the 2016 Sevcon, Inc. Annual Report filed on Form 10-K (“2016 10-K”). The results of operations for the three month period ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Unless otherwise indicated, each reference to a “year” means the Company’s fiscal year, which ends on September 30.

Accounting for wholly-owned subsidiaries

The accompanying unaudited consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Ltd, Industrial Capacitors (Wrexham) Ltd., Sevcon Asia Limited, Sevcon Japan KK, Sevcon Security Corp., Sevcon S.r.l. and Bassi S.r.l., in accordance with the provisions required by the Consolidation Topic 810 of the FASB Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

Accounting for joint-venture subsidiary

For the Company's less than wholly-owned subsidiary, Sevcon New Energy Technology (Hubei) Company Limited in China, the Company first analyzes whether this joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it is determined that the entity in which the Company holds its interest qualifies as a VIE and the Company is the primary beneficiary, it is consolidated.

Based on the Company's analysis of its 50% owned joint venture, the Company has determined that it is a VIE and that the Company is the primary beneficiary. While the Company owns 50% of the equity interest in this subsidiary, the other 50% is owned by a local unrelated third party, and the joint venture agreement with that third party provides the Company with greater voting rights. Accordingly, the Company consolidates its joint venture under the VIE rules and reflects the third party’s 50% interest in the consolidated financial statements as a non-controlling interest. The Company records this non-controlling interest at its initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. This non-controlling interest is not redeemable by the equity holders and is presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

(2)	Summary of significant accounting policies

There have been no changes since the end of 2016 to the significant accounting policies followed by Sevcon, Inc. and subsidiaries.

Index
(3)	Acquisition

Bassi Unipersonale S.r.l (“Bassi”)

On January 26, 2016, the Company acquired Bassi which designs, manufactures and sells battery chargers for electric vehicles, power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories. This acquisition enables the Company to expand its addressable share of the high-growth electrification market and enhance earnings by adding an immediately accretive business. The total consideration for the transaction was approximately $19.1 million which consisted of approximately $10.8 million cash, $4.8 million value of the Company’s common stock and $3.5 million at fair value of assumed dividends payable to Bassi Holding, the former owner of Bassi. The Company acquired approximately $10.2 million of intangible assets, which primarily consisted of customer relationships, $6.4 million of goodwill and $2.5 million of other assets, net of liabilities. The Company is required to distribute approximately $3.5 million of assumed dividends in increments over a three-year period, post-closing.

The Company accounted for this acquisition as a business combination using the acquisition method of accounting. During the three month periods ended December 31, 2016 and January 2, 2016 the Company recognized expense for acquisition-related items, of $0 and $316,000, respectively.

For more information on this acquisition, refer to Note 2 to the consolidated financial statements included in the Company’s 2016 10-K.

Pro Forma Summary

The unaudited consolidated pro forma results for the three month periods ended December 31, 2016 and January 2, 2016 are shown below.  The pro forma consolidated results combine the results of operations of the Company and Bassi as though Bassi had been acquired on October 1, 2015 and include amortization charges for the acquired intangibles and interest expense related to the Company’s borrowings to finance the acquisition. The unaudited January 2, 2016 pro forma results were adjusted to include $266,000 of intangible assets amortization expense associated with the business combination and $127,000 of interest expense relating to the credit facility entered into to part-fund the Bassi acquisition, and to exclude $316,000 of acquisition-related expense.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2015.

	(in thousands of dollars)
	Three Months ended
	December 31, 2016	January 2, 2016
Revenue	$12,543	$12,701
Net (loss) income	$(2,497)	$164

(4)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 326,567 shares reserved and available for grant at December 31, 2016. During 2016 an additional 250,000 shares were authorized for issuance under the Plan.  There have been no options exercised in 2017.

The Plan, which is shareholder-approved, permits the grant of restricted stock, restricted stock units, stock options and stock appreciation rights (“SARs”).SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

Index
Stock options

The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much the Company recognizes as stock-based compensation expense. The fair values of the Company’s stock options were estimated at the grant dates. The weighted average input assumptions used and resulting fair values of stock options at December 31, 2016, were as follows:

December 31, 2016

Executive and management options:

Expected life (in years)	4.0
Risk-free interest rate	1.55%
Volatility	61.43%
Dividend yield	0.00%
Weighted-average fair value per share	$4.81
Executive chairman options:

Expected life (in years)	4.0
Risk-free interest rate	1.01% - 1.93%
Volatility	60.45% - 64.40%
Dividend yield	0.00%
Weighted-average fair value per share	$3.56 - $3.80

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

Performance based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.94 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company meeting an earnings per share target applicable to fiscal year 2018 set by the Compensation Committee so long as the employee is then employed by the Company.  The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $185,000. The unvested compensation is being expensed over three years. The expense for these employee stock option grants was $14,424 and $2,658 for the three month periods ended December 31, 2016 and January 2, 2016, respectively.

Index
A summary of performance based option activity under the share option plan as of December 31, 2016, and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	38,460	$9.94	4.21	-
Granted – Executives and management	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at December 31, 2016	38,460	$9.94	3.96	$-
Exercisable	-	-	-	-
Vested and expected to vest	35,451	$9.94	3.96	$-

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

Management has assessed the performance criteria relating to these grants and concluded they are likely to be met. Accordingly the relevant portion of the expense has been recorded through December 31, 2016. The expense for these employee stock option grants was $9,038 and $1,665 for the three month periods ended December 31, 2016 and January 2, 2016, respectively.

Time-based awards

Stock options:

In August 2016, the Board of Directors awarded the Executive Chairman equity compensation consisting of stock options to purchase 56,700 shares. The options were granted in two tranches. The first tranche, consisting of 36,496 options with an exercise price of $10.93 per share, would vest in twelve substantially equal monthly installments beginning September 2016, and the second tranche, consisting of 20,204 options with an exercise price of $12.35 per share, would vest in twelve substantially equal monthly installments beginning September 2017, in each case so long as the director is in the position of Executive Chairman.  The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $211,000.  The Executive Chairman position was terminated on December 6, 2016, as a result of which 12,165 vested options are exercisable for three months, and all unvested options expired. The expense for these restricted stock option grants was $30,584 and $0 for the three months ended December 31, 2016 and January 2, 2016, respectively.

Index
A summary of time based option activity under the share option plan as of December 31, 2016, and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	12,165	$10.93	4.08	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at December 31, 2016	12,165	$10.93	3.67	$-
Exercisable	-	-	-	-
Vested	12,165	$10.93	3.67	$-

Restricted stock:

In February 2016, the Company granted 29,700 shares of restricted stock to nine non-employee directors, which will vest on the day before the 2017 annual general meeting providing that the grantee remains a director of the Company, or as otherwise determined by the Compensation Committee.  The aggregate fair value of the stock measured on the date of the grant was $292,000 based on the closing sale price of the stock on the date of grant.  Subsequent to the February 2016 grant, 3,300 of these granted shares of restricted stock were cancelled and returned to the Plan following the resignation of a director. Compensation expense is being expensed on a straight line basis over the twelve month period during which the forfeiture conditions lapse.  The expense for these restricted stock grants was $64,812 and $0 for the three month periods ended December 31, 2016 and January 2, 2016, respectively.

For the purposes of calculating average issued shares for basic earnings per share, these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

A summary of restricted stock and stock option activity, including both performance based awards and time-based awards, for the three month period ended December 31, 2016, is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2016	138,940	$6.50
Vested	(60,000)	$6.39
Non-vested balance as of December 31, 2016	78,940	$6.58

	Number of shares of Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2016	50,625	$4.6 7
Non-vested balance as of December 31, 2016	50,625	$4.67

Stock-based compensation expense was $242,000 and $152,000 for the three month periods ended December 31, 2016 and January 2, 2016, respectively.  At December 31, 2016, there was $327,348 of unrecognized compensation expense related to restricted stock and stock options granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2 years.

Index
(5)	Cash dividends

Common stock dividends – The Board of Directors suspended common stock dividends to conserve cash during the global recession that began in 2009 and will consider whether to resume paying these dividends as conditions and the Company’s operating results improve.

Preferred Stock dividends - At December 31, 2016 there were 448,545 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $215,378 was paid on October 14, 2016.  The next semi-annual dividend will be paid on April 14, 2017.

(6)	Calculation of earnings per share and weighted average shares outstanding

Basic earnings per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities, including convertible preferred stock, using the treasury stock method unless the effect is anti-dilutive. For the December 31, 2016 calculation 1,346,000 shares of common stock issuable on conversion of our Series A Convertible Preferred Stock, 81,000 shares of unvested restricted stock and 50,625 outstanding stock options were not included in the computation of diluted earnings per share because it would have been anti-dilutive for the period presented.

Basic and diluted net (loss) income per common share for the three month periods ended December 31, 2016 and January 2, 2016, is calculated as follows:

(in thousands of dollars except per share data)
	Three months ended
	December 31, 2016	January 2, 2016

Numerator:
Net (loss) income attributable to common stockholders for computing net (loss) income per ordinary share – basic	$(2,518)	$11
Denominator:
Weighted average shares used in calculating net income (loss) per ordinary share – basic	5,214	3,429
Adjustment for shares issuable upon vesting of restricted stock	-	147
Weighted average shares used in calculating net (loss) income per ordinary share – diluted	5,214	3,576
Net (loss) income per ordinary share – basic	$(0.48)	$0.00
Net (loss) income per ordinary share – diluted	$(0.48)	$0.00

(7)	Segment information

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

Index
The significant accounting policies of the segments are the same as those described in Note 1 and in 2016 10-K Note 1. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate corporate expense, acquisition costs, income taxes, interest income and expense or foreign currency translation gains and losses to segments. Information concerning operations of these businesses is as follows:
		(in thousands of dollars)
		Three months ended December 31, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	7,135	247	5,161	-	12,543
Operating loss	(2,050)	(61)	(15)	(293)	(2,419)
Identifiable assets, excluding goodwill	27,361	796	20,399	8,656	57,212
Goodwill	1,435	-	6,196	-	7,631

		Three months ended January 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales to external customers	8,707	408	-	-	9,115
Operating income (loss)	484	(43)	-	(261)	180
Identifiable assets, excluding goodwill	32,099	889	-	154	33,142
Goodwill	1,435	-	-	-	1,435

The analysis of revenues shown below is by the location of the business selling the products rather than by destination of the products.

	(in thousands of dollars)
	Three Months ended
	December 31, 2016	January 2, 2016
Sales:-
U.S. sales	$3,944	$4,104
Foreign sales:
United Kingdom	1,364	3,454
Italy	5,161	-
France	1,533	1,284
China	541	273
Total foreign sales	8,599	5,011
Total Sales	$12,543	$9,115

In the electronic controls segment, revenues are derived from the following products and services:

	(in thousands of dollars)
	Three Months ended
	December 31, 2016	January 2, 2016
Electronic controls for zero emission and hybrid electric vehicles	$4,478	$6,450
Accessory and aftermarket products and services	2,657	2,257
Total controls segment revenues	$7,135	8,707

Index
The Company has businesses located in the United States, United Kingdom, Italy, France, Korea, Japan and China.

	(in thousands of dollars)
	Three Months ended
	December 31, 2016	September 30, 2016
Long-term assets:
U.S.A.	$2,275	$2,224
Foreign:
United Kingdom	6,086	5,891
Italy	15,943	16,580
France	333	302
Korea, Japan and China	371	388
Total Foreign	22,733	23,161
Total Long-Term Assets	$25,008	$25,385

(8)	Research and development

The cost of research and development programs is charged against income as incurred and amounted to $1,441,000 and $860,000 for the three month periods December 31, 2016 and January 2, 2016, respectively, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives as well as research and development expense associated with engineering services revenue recorded in cost of sales.

In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $88, 000, which was offset against the Company’s research and development expense on this project of $362,000, for the three months ended December 31, 2016. The Company recorded grant income from this project of $30,000 which was offset against the Company’s research and development expense on this project of $165,000, for the three months ended January 2, 2016.

During 2015 through 2017, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to receive an additional available tax credit subject to meeting certain qualifying conditions. The credit is a percentage, which currently ranges from 11% to 14.5% depending on circumstances, of qualifying research and development expenditure in the period. The credit discharges income tax the Company would have to pay or allows companies without an income tax liability to receive a refund payment from the U.K. government. For the three months ended December 31, 2016 the Company recorded $134,000 (three months ended January 2, 2016 - $0) as a reduction in research and development expense in the unaudited consolidated statements of operations and had an income tax receivable balance of $667,000 at December 31, 2016 from this initiative (September 30, 2016 - $985,000), which is included within prepaid expenses and other current assets on the unaudited consolidated balance sheets.

(9)	Income Taxes

The Company’s effective tax rate of 16.4% is significantly lower than the U.S. statutory rate of 34% primarily due to the fact that certain current year operating losses in the U.K. have been foregone in exchange for a cash refund, and in addition the local statutory rate in certain countries in which the Company operates, notably the U.K. (20%) and Italy, (24%) is lower than the U.S. statutory rate.

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

Index
The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary based award when they reach retirement age and leave the Company’s employment. This liability, which is unfunded, is recognized in accrued expenses and was $194,000 and $198,000 at December 31, 2016 and September 30, 2016, respectively. The obligation to pay this award is a French legal requirement and is only payable if the employee is employed by the Company when they retire; if they leave the Company prior to that time the award is no longer payable.

The Company’s Italian subsidiary, Bassi S.r.l., has a liability to pay its employees a severance indemnity, ‘Trattamento di fine Rapporto’ (“TFR”) when they leave the Company’s employment.  TFR, which is mandatory for Italian companies, is deferred compensation and is based on the employees’ years of service and the compensation earned by the employee during the service period.  The related liability is recognized in the consolidated balance sheet within “Other long-term liabilities”.  This liability, which is unfunded, was $965,000 and $987,000 at December 31, 2016 and September 30, 2016, respectively.

The following table sets forth the components of the net pension cost for the three month periods ended December 31, 2016 and January 2, 2016, respectively:

	(in thousands of dollars)
	Three Months ended
	December 31, 2016	January 2, 2016
Interest cost	$210	$296
Expected return on plan assets	(249)	(289)
Amortization of net loss	89	77
Net periodic benefit cost	50	84
Net cost of defined contribution plans	$110	$155
Net cost of all employee benefit plans	$160	$239

The following table sets forth the movement in the liability for pension benefits, all of which is non-current, in the three month period ended December 31, 2016:

(in thousands of dollars)
Three Months ended
December 31, 2016
Liability for pension benefits at beginning of period	$11,511
Interest cost	210
Expected return on plan assets	(249)
Plan contributions	(143)
Effect of exchange rate changes	(550)
Liability for pension benefits at end of period	10,779

Sevcon, Inc. contributed $50,000 to its frozen U.S. defined benefit plan in the three months ended December 31, 2016; it presently anticipates contributing a further $150,000 to fund its U.S. plan in the remainder of fiscal 2017. In addition, employer contributions to the frozen U.K. defined benefit plan were $93,000 in the first three months and are estimated to total $648,000 in 2017.

Index
The tables below present information about the Company’s pension plan assets measured and recorded at fair value as of December 31, 2016 and September 30, 2016, and indicate the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
December 31, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)

Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	$-	$11,878	$-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	4,800	-
U.S. Mutual Funds and Fixed Income Funds	2,723	-	-
U.S. Equity Funds	414	-	-
Other Types of Investments	280
Cash	151	-	-
Total	$3,568	$16,678	$-

	(in thousands of dollars)
September 30, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	$-	$13,268	$-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	5,335	-
U.S. Mutual Funds and Fixed Income Funds	2,837	-	-
U.S. Equity Funds	400	-	-
Other Types of Investments
Cash	439	-	-
Total	$3,676	$18,603	$-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

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

***	The Company currently does not have any Level 3 pension plan financial assets.

Index
The estimated benefit payments, which reflect future service, as appropriate, for the years ended September 30 are as follows:

(in thousands of dollars)
2017	$470
2018	488
2019	494
2020	502
2021	499
2022 – 2026	$2,722

(11)	Inventories

Inventories, net of reserve, were comprised of:

	(in thousands of dollars)
	December 31, 2016	September 30, 2016
Raw materials	$6,610	$6,532
Work-in-process	294	266
Finished goods	7,980	6,868
	$14,884	$13,666

(12)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amount of these financial instruments, other than the debt, approximates their fair value as of December 31, 2016 due to their short-term nature. The fair value of the Company’s long-term bank debt at December 31, 2016 approximated $14,778,000 (the gross carrying value as of December 31, 2016 before the offset of debt issuance costs) based on recent financial market pricing. The bank debt represents a Level 2 liability in accordance with the fair value hierarchy described in Note 10.

(13)	Accrued expenses

The analysis of accrued expenses at December 31, 2016 and September 30, 2016 showing separately any items in excess of 5% of total current liabilities was as follows:

	(in thousands of dollars)
	December 31, 2016	September 30, 2016
Accrued compensation and related costs	$1,809	$1,945
Deferred revenue	864	548
Other accrued expenses	2,464	2,438
	$5,137	$4,931

Index
(14)	Warranty reserves

The movement in warranty reserves was as follows:

	(in thousands of dollars)
	Three Months ended
	December 31, 2016	January 2, 2016
Warranty reserves at beginning of period	$332	$278
Decrease in beginning balance for warranty obligations settled during the period	(45)	(67)
Foreign currency translation adjustment	(12)	(3)
Net increase in warranty reserves for products sold during the period	71	5
Warranty reserves at end of period	$346	$213

(15)	Debt

The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,100,000 and are secured against real estate owned by those companies. In July 2016, the Company’s U.K. bank renewed these facilities for a twelve month period, although they can be withdrawn on demand by the bank. The facilities were unused at December 31, 2016 and at September 30, 2016.

The Company entered into a €14,000,000 ($14,778,000 at December 31, 2016) credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  The loan interest rate at December 31, 2016 was 3%. Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio defined as the ratio of consolidation indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company from the issuance and sale of equity securities during such twelve month period, of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 ($14,778,000), which was the total amount outstanding at December 31, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

Annual principal payments on long term bank debt, net of debt issuance costs, and converted to U.S. dollars at the  December 31, 2016 exchange rate of $1.0553 Euros per U.S. dollar, are as follows (in thousands of dollars):

2018	$1,108
2019	1,477
2020	1,477
2021	10,716
14,778
Less: debt issuance costs	(194)
Total	$14,584

(16)	Commitments and Contingencies

Sevcon, Inc. and subsidiaries are involved in various legal proceedings in the ordinary course of business but the Company believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been fully charged to expense, the plan is not separately funded. The estimated maximum liability which has been recorded based on the cost of buying deferred annuities at December 31, 2016 and September 30, 2016 was $142,000 and $144,000, respectively.

Index
Minimum rental commitments under all non-cancelable leases for the years ended September 30 are as follows: 2017 - $524,000; 2018 - $643,000; 2019 - $602,000; 2020 - $503,000; 2021 - $475,000 and $2,101,000 thereafter.

The U.K. subsidiaries of the Company have given to RBS NatWest Bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,100,000 as mentioned in Note 15.

(17)	Changes in Other Comprehensive Loss

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in fiscal 2017 and 2016:

	(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive loss for the period	(996)	(1,420)	(2,416)
Balance September 30, 2016	(2,270)	(11,150)	(13,420)
Other comprehensive income for the period	635	67	702
Balance December 31, 2016	(1,635)	(11,083)	(12,718)

(18)	Related Parties

Bassi Holding (see Note 3) is considered a related party as a stockholder of the Company.

As at December 31, 2016 there was a net payable balance of $1,755,000 due to Bassi Holding. This debt mainly relates to the dividends payable to Bassi Holding as a result of the acquisition on January 29, 2016 and it excludes rent payable which is shown below.

During the three month period ended December 31, 2016 the Company paid rent to Bassi Holding in the amount of $80,000. As of December 31, 2016 the Company owed $78,000 to Bassi Holding for rent. No rent was paid in the three month period ended January 2, 2016.

On August 2, 2016, Ryan Morris, a member of the Board, was elected Executive Chairman of the Board. Mr Morris is considered a related party as he is President of Meson Capital Partners LLC, a greater-than 10% stockholder of the Company. The Executive Chairman position was terminated on December 6, 2016.

(19)	Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements.

Sevcon Canada Inc. was incorporated in Ontario, Canada effective January 1, 2017; its principal activities include the development, commercialization and support of controllers to drive electric motors, chargers and comparable electric components used in full electric and hybrid vehicles.

Sevcon GmbH was incorporated in southern Germany January 24, 2017; its principal activities include the commercialization and sale of controllers to drive electric motors, chargers and comparable electric components used in full electric and hybrid vehicles.

No other material subsequent events were identified that require recognition or disclosure in these financial statements.

(20)	Recent Accounting Pronouncements

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

Index
In June 2014, the FASB issued ASU No. 2014-12: “Compensation – Stock Compensation (Topic 718)” which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015. The Company has evaluated the impact of the adoption of this standard on our consolidated financial statements and has determined that its provisions are not applicable.

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

In September 2015, the FASB issued ASU No. 2015-16: “Business Combinations (Topic 805)” which amends existing guidance related to measurement period adjustments associated with a business combination. The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined. The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments. The guidance is effective for annual periods beginning after December 15, 2015. The Company adopted the provisions of ASU, 2015-16 in fiscal year 2017, the implementation of which did not have any impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 740)” which simplifies the test for goodwill impairment. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2021.

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

CRITICAL ACCOUNTING ESTIMATES

As of December 31, 2016, there have been no material changes to the critical accounting estimates described in the Company’s 2016 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF FIRST QUARTER

Results of Operations

Three months ended December 31, 2016 and January 2, 2016

The following table compares the results by segment for the three months ended December 31, 2016 with the same period in the prior year.

	Three months ended		Favorable (unfavorable)
	December 31, 2016	January 2, 2016	Change
Sales:
Controls - to external customers	$7,135	$8,707	$(1,572)
Capacitors - to external customers	247	408	(161)
Chargers - to external customers	5,161	-	5,161
Total sales to external customers	12,543	9,115	3,428
Gross Profit:
Controls	1,982	3,974	(1,992)
Capacitors	77	142	(65)
Chargers	694	-	694
Total	2,753	4,116	(1,363)
Selling, research and development, administrative expenses and acquisition costs:
Controls	(4,032)	(3,299)	(733)
Capacitors	(138)	(185)	47
Chargers	(709)	-	(709)
Unallocated corporate income (expense) and acquisition costs	(293)	(452)	159
Total	(5,172)	(3,936)	(1,236)
Operating (loss) income:
Controls	(2,050)	675	(2,725)
Capacitors	(61)	(43)	(18)
Chargers	(15)	-	(15)
Unallocated corporate income (expense) and acquisition costs	(293)	(452)	159
Total	(2,419)	180	(2,599)
Other income and expense	(562)	(85)	(477)
(Loss) income before income tax	(2,981)	95	(3,076)
Income tax benefit (provision)	489	(11)	500
Net (loss) income	$(2,492)	$84	$(2,576)
Net loss attributable to non-controlling interests	65	38	27
Net (loss) income attributable to Sevcon, Inc. and subsidiaries	(2,427)	122	(2,549)
Preferred share dividends	(91)	(111)	20
Net (loss) income attributable to common stockholders	$(2,518)	$11	$(2,529)

Index
Revenues in the first quarter of 2017 were $12,543,000 compared to $9,115,000 in the same quarter last year, a 38% increase year-on-year that reflected the Bassi acquisition. Bassi revenues were $5,161,000 for the first quarter, and revenues in the controls and capacitors businesses combined were $7,382,000 compared to $9,115,000 in the same fiscal quarter last year, a reduction of 19%. Foreign currency fluctuations decreased reported sales by $944,000, or 10%, mainly due to a stronger U.S. dollar compared with both the British pound and the euro, than in the same fiscal period last year. Excluding the impact of the chargers segment and foreign currency fluctuations, sales would have been 9% lower than the prior-year period.

The weak demand conditions experienced in the second half year of 2016 in our industrial off-road markets continued in the first quarter of 2017. Airport ground support, aerial work platform, fork-lift truck and mining were all down by double-digits. Excluding Bassi, nearly all of the declines in the quarter were due to the traditional end-use markets in Asia. Our capacitor business also was down double-digits in the quarter, due to a lack of railway project investment across Europe. In the on-road market, sales in the first quarter were up 25% from last year, due to product shipments in North America, Europe and China.  This business will continue to fluctuate from quarter to quarter due to the timing of orders as we ramp up this business.  Revenues in the two-wheel sector were up 14% due to while revenues from sales to manufacturers of four-wheel vehicles were up 32%.

In terms of geography, and excluding Bassi, revenues were down 87% in Asia, almost entirely due to the macroeconomic challenges in the industrial sector, specifically the lack of demand in the aerial work platform and fork-lift truck markets. A significant component of the demand issue with aerial work platform was customers carrying higher-than-average inventory.  We expect that inventory to come down and aerial work platform demand to start to rebound in the coming quarters.  Including Bassi, revenues were down approximately 75% in this market.

Controller sales in North America were down 5% from a year ago, excluding Bassi, largely due to a large drop off in sales to the mining sector and lower sales in aerial ground support equipment.  Excluding Bassi, sales in Europe increased by 4% year-over-year, due to higher sales into the on-road sector.

The Company’s joint venture in China continues to make progress. In China we are initially targeting four-wheel on-road electric and hybrid vehicle applications in what is becoming the world’s largest market for two- and four-wheel electric vehicles. We have had another quarter of testing with one substantial Chinese OEM and we expect to begin production shipments in the second quarter of fiscal 2017.  In general, with the Chinese JV we are initially targeting electric and hybrid vehicle applications in what is becoming the world’s largest market for two- and four-wheel electric vehicles.

Our Bassi acquisition has performed above our expectations, having reported 33% revenue growth post-acquisition compared with the same three-month pre-acquisition period in the prior year and, we are seeing that success continue into the second quarter.

Engineering services continues to be an increasingly important element of our revenue in our controls segment. Many new customers, mainly on-road vehicle manufacturers, require a bespoke product to meet their specific needs. They pay us to engineer existing Sevcon products to provide them with a reliable solution. This process results in a shorter time to market and lower development costs for our customer. We believe that our experience allows us to complete projects faster than the competition, and with known system performance. We generally account for engineering services under the “percentage of completion” accounting method.  As a result, our revenue for engineering services is a function of the number of hours worked by individuals on a project at specified rates as a proportion of an agreed program of work. Our cost to deliver the project is a function of labor cost and overhead recovery. Reported progress on projects is the achievement of project milestones. The number and timing of milestones differs from project to project, in general, however, achievement of a milestone brings the prospect of production ever nearer.

We are currently conducting engineering services work on several projects, all of which are expected to go into production in 2017-2018, and beyond. A multi-year project is very intense in terms of hours worked for the first 12 months as we develop the product and software. Subsequent time is spent on the refinement of the initial development, product testing, the validation of the product to safety standards and product certification. The customer is not obligated to purchase the product that is developed, but we believe our progress in milestones on an engineering services contract is a good way to assess the likelihood that a production program will commence at some point in the future.

Gross profit of $2,753,000 was 22% of sales in the first quarter, compared to $4,116,000 or 45% of sales in the same quarter last year. The reduction in the gross profit percentage reflects the inclusion of the charger business in 2017 and also an increasing proportion of engineering services revenue which is generally at a lower gross profit percentage than product sales. Gross profit in the charger business was $694,000 (13% of sales) for the first quarter of 2017.

Index
Gross profit for the controls and capacitors segments combined, was $2,059,000 (28% of sales) in the first quarter, compared to $4,116,000 (45% of sales) in the same quarter last year.

Selling, research and development and general and administrative expenses were $5,172,000, including $709,000 of charger business costs, compared to $3,936,000 in the same quarter last year when there were no charger business costs and we recorded $316,000 of Bassi acquisition costs. Included in the charger business expense in the quarter of $709,000, we recorded $235,000 of non-cash expense from the amortization of intangible assets and fair value adjustments arising from the business combination with Bassi. Operating expenses in the controls and capacitors businesses combined, excluding unallocated corporate expense, were $4,170,000 compared to $3,484,000 in the prior year period. The increase of $686,000 largely reflects the increased investment in engineering and research and development expense, including new hires, associated with the delivery of the engineering phase of the Company’s new project pipeline.

There was an operating loss for the first quarter of $2,419,000 compared with operating income of $180,000 in the same period last year, after charging acquisition costs of $316,000.

Excluding unallocated corporate expense of $293,000 and $452,000 in the first quarter of 2017 and 2016, respectively, the operating loss for the controls and capacitors businesses combined was $2,111,000 for the first quarter, compared to operating income of $632,000 in the same period last year.  The main reason for the operating loss in the controls and capacitors business were lower sales to our industrial customers and higher operating costs associated with the pipeline of new projects.

Included in other income and expense for the quarter was a foreign currency loss of $441,000 compared with a foreign currency loss of $71,000 in the first quarter of last year. The significant loss in the quarter largely reflects the impact of the weakening of the British pound following the referendum on the U.K’s membership in the European Union, which advised for the exit of the U. K. from the European Union (“Brexit”). During the first quarter, we recorded a charge of $138,000 for interest which was largely interest payable to MPS Bank on the credit facility partly used to finance the Bassi acquisition in January last year.

The Company recorded a loss before income taxes of $2,981,000 in the first quarter of 2017, compared to income before income taxes of $95,000 in the same period last year. There was an income tax benefit of $489,000 in the period compared with an income tax provision of $11,000, in the same period last year. The income tax benefit of 16.4% in the first quarter of 2017 was lower than the statutory Federal income tax rate of 34% for several reasons. The main items which reduced the effective tax rate were foreign tax rate differentials and the surrender of U.K. trading losses for cash research incentives.

After adjusting for a $65,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture and recording a preference share dividend of $91,000, there was a net loss attributable to the stockholders of Sevcon, Inc. of $2,518,000 or a loss of ($0.48) per diluted share, compared to net income of $11,000, or zero cents per diluted share, in the same quarter last year after recording a preferred share dividend of $111,000.

In the second quarter of 2017 we anticipate an expense in the region of $250,000 related to a contested director election which occurred in the second quarter.

Financial Condition

Cash balances at the end of the first quarter of 2017 were $10,400,000, compared to $14,127,000 at September 30, 2016, a decrease in cash of $3,727,000 in the first three months of 2017. Should the Company’s cash balances continue to decrease at this rate during the remainder of 2017, the Company will take steps to conserve cash by managing operating expense and capital expenditure and will consider raising additional equity capital, if deemed necessary.

In the first three months of 2017, operating activities used $3,534,000 of cash which was largely due to the operating loss in the period. Excluding the impact of currency fluctuations, trade and other receivables decreased by $521,000 in the period, which increased cash. Accounts payable, accrued expenses and accrued taxes increased by a combined $361,000, which also increased cash during the period. Inventories and prepaid expenses and other current assets increased by a combined $1,988,000, which reduced cash during the period. The number of days sales in receivables decreased by two days from 72 days sales at September 30, 2016 to 70 days sales at  December 31, 2016. Capital expenditures in the first three months were $247,000. Exchange rate changes increased reported cash by $1,214,000 in the first three months of 2017.

Index
The Company’s U.K. controls and capacitor subsidiaries each have multi-currency overdraft facilities which together total $1,100,000 and which are secured by real estate owned by those companies. In July 2016, the Company’s U.K. Bank renewed these facilities for a twelve month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at December 31, 2016 and at September 30, 2016. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company entered into a €14,000,000 (approximately $14,778,000 at December 31, 2016) credit facility with MPS Bank on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio defined as the ratio of consolidation indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company from the issuance and sale of equity securities during such twelve month period, of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  The Company would consider raising additional equity capital if necessary to ensure compliance with this covenant at year-end. Upon entering into the credit facility, the Company drew down €14,000,000 (approximately $14,778,000 at December 31, 2016), which was the total amount outstanding at December 31, 2016.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

There were no significant capital expenditure commitments at December 31, 2016. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $848,000 in fiscal 2017; should the Company suffer a material reduction in revenues in 2017 this commitment could adversely impact the Company’s financial position.

The outlook continues to remain uncertain given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America, the turmoil caused by the U.K.’s Brexit referendum, and the continuing austerity measures in certain parts of Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at status quo levels in both the short and long term can be met by a combination of existing cash resources, future earnings and existing borrowing facilities in Europe. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

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

Item 3	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to respond to this item however we are providing the following information about our foreign currency and interest rate risks to supplement the disclosure in Item 2.

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the United Kingdom. In the first three months of 2017, approximately 56% of the Company’s sales were made in Euros, 37% in U.S. Dollars and 7% in British Pounds. Approximately 86% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

Index
In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of December 31, 2016. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of December 31, 2016 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at December 31, 2016:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2017	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	383	383
Accounts receivable in Euros	6,918	6,918
Accounts payable in British Pounds	1,225	1,225
Accounts payable in Euros	8,364	8,364
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	668	668
In Euros	6,689	6,689

Interest Rate Risk

Under the Company’s credit facility with MPS Bank interest is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%. The interest rate as of December 31, 2016 was 3.0%.

The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at December 31, 2016 the risk arising from changes in interest rates was not material.

Item 4	Controls and Procedures.

ITEM 9A CONTROLS AND PROCEDURES

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the controls of our Bassi business in time, we excluded the internal control over financial reporting and the disclosure controls and procedures, to the extent subsumed within internal control over financial reporting, of that business from our evaluations described below. The acquired business constituted 41% of our total assets at December 31, 2016, and provided 41% of our revenues for the first quarter of 2017. Our management is in the process of implementing Sevcon’s internal control over financial reporting, disclosure controls and procedures over the acquired operations.

Index
Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of December 31, 2016, and concluded that the disclosure controls and procedures were effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the first quarter of 2016, we identified a material weakness in the design and documentation of our controls over the accounting for material business combinations. This was primarily due to inadequate technical accounting expertise on this subject, a lack of robust, well-defined policies and procedures and insufficient documentation of the controls involved. We have worked with the oversight of the Audit Committee of the Board of Directors in the remediation of this weakness.  Our remediation of this weakness included the following procedures:

•	Hiring a director of financial reporting to increase our knowledge, experience and oversight in the area of business combinations;
•
Engaging independent third party consultants to advise management in complex accounting matters such as revenue recognition accounting standard ASU No. 2014-09 Revenue from Contracts with Customers (ASC Topic 606) and, as needed, material business combinations; and

•
Engaging an external tax consultant experienced in the taxation of multinational corporations to advise on, and to confirm the accuracy of, the Company’s income tax and deferred tax provisions in the area of business combinations.

We believe these measures have strengthened our internal controls over the accounting for material business combinations and should prevent a recurrence of the material weakness, which has been fully remedied as of the date of this report.

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have identified no changes other than the remediation actions noted above, excluding the improvements being made in our recently-acquired Bassi subsidiary, in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1 Legal Proceedings

None.

ITEM 1A RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

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

Index
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

The Company is increasingly involved in developing products for the on-road electric vehicle market. We have relationships with customers that incorporate or plan to incorporate our products into their electric vehicle (“EV”) products. Our competitors and others are also developing products for other entrants in the EV market, with similar and competing technologies. If our development projects do not convert to product sales, our customers’ products or technology are not successful commercially, or worldwide demand for EVs fails to grow as much as we hope, we may not realize the anticipated demand for our products in the EV market, which may have a material adverse effect on our results of operations.

The Company relies on a small number of key customers for a substantial portion of its revenues.

Ten customers accounted for 68% of the Company’s revenues for the three months ended December 31, 2016 and the largest customer accounted for 10% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

We may not be able to increase our product development capacity enough to capture the market share we expect.

The worldwide supply of sophisticated hardware engineering resources is limited. If we cannot hire sufficient personnel with the necessary skills to perform the development work that our customers need, we may be unable to capture the product sales and market share we expect.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $848,000 in 2017 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

Management estimates of inventory and warranty reserves may be less than required

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

The Company has a five year credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) under which it has drawn €14,000,000 ($14,778,000 as of December 31, 2016). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company  from the issuance and sale of equity securities during such twelve month period, of not greater than 3.5:1. through September 30, 2017, and thereafter not greater than 3.0:1. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operations.

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
If we fail to maintain proper and effective internal controls and procedures, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business, and investors’ views of us.

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

Index
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

SEVCON, INC.

Date: February 14, 2017	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit	Description

*(3)(a)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).

*(3)(b)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).

*(4)	Forms of warrant to purchase common stock issued July 8, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 11, 2016).

*(10)
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

(101)
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