Form 10-Q
period 2017-04-01
SEVCON, INC.
filed 2017-05-16
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Common stock, par value $.10	5,676,296

SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2017
INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

Index
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except share and per share data)
	April 1, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$5,664	$14,127
Trade receivables, net of allowances for doubtful accounts of $404 at April 1, 2017 and $243 at September 30, 2016	12,571	11,499
Other receivables	1,088	694
Inventories	16,356	13,666
Prepaid expenses and other current assets	4,373	3,602
Total current assets	40,052	43,588

Property, plant and equipment, net	3,891	3,843
Long-term deferred tax assets	5,132	4,289
Intangible assets, net	8,658	9,185
Goodwill	7,733	7,794
Other long-term assets	314	274
Total assets	$65,780	$68,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,775	$10,604
Accrued expenses	5,734	4,931
Accrued income taxes	90	66
Dividends payable	207	216
Debt to related parties	-	300
Total current liabilities	17,806	16,117

Long-term bank debt, net	14,835	15,512
Long-term related party debt	1,514	1,558
Long-term pension benefit liablilities	10,624	11,511
Long-term deferred tax liabilities	1,466	1,517
Other long-term liabilities	991	987
Total liabilities	47,236	47,202

Commitments and contingencies (Note 18)

Stockholders' equity:
Convertible preferred stock, par value $.10 per share - 1,000,000 shares authorized; 431,288 and 448,705 shares issued and outstanding at April 1, 2017 and September 30, 2016, respectively	43	45
Common stock, par value $.10 per share - 20,000,000 shares authorized; 5,662,796 and 5,341,513 shares issued and outstanding at April 1, 2017 and September 30, 2016, respectively	566	534
Common stock warrants	2,085	2,095
Additional paid in capital, common stock	19,986	19,151
Additional paid in capital, preferred stock	8,642	8,990
Retained earnings (accumulated deficit)	(474)	4,344
Accumulated other comprehensive loss	(12,203)	(13,420)
Total parent stockholders' equity	18,645	21,739
Non-controlling interest	(101)	32
Total stockholders’ equity	18,544	21,771
Total liabilities and stockholders’ equity	$65,780	$68,973

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

	(in thousands except per share data)
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$15,672	$13,181	$28,215	$22,296
Cost of sales	(11,904)	(9,059)	(21,694)	(14,058)
Gross profit	3,768	4,122	6,521	8,238
Selling, general and administrative expenses	(4,262)	(3,345)	(7,993)	(6,105)
Research and development expenses	(1,827)	(1,347)	(3,268)	(2,207)
Acquisition expenses	-	(1,101)	-	(1,417)
Operating loss	(2,321)	(1,671)	(4,740)	(1,491)
Interest expense	(142)	(109)	(280)	(131)
Interest and other income	18	4	36	12
Foreign currency gain (loss)	(176)	106	(618)	35
Loss before income tax	(2,621)	(1,670)	(5,602)	(1,575)
Income tax benefit	368	90	857	79
Net loss	(2,253)	(1,580)	(4,745)	(1,496)
Net loss attributable to non-controlling interests	68	9	133	47
Net loss attributable to Sevcon, Inc. and subsidiaries	(2,185)	(1,571)	(4,612)	(1,449)
Preferred share dividends	(106)	(123)	(197)	(234)
Net loss attributable to common stockholders	$(2,291)	$(1,694)	$(4,809)	$(1,683)
Net loss per ordinary share - basic	$(0.43)	$(0.43)	$(0.92)	$(0.45)
Net loss per ordinary share - diluted	$(0.43)	$(0.43)	$(0.92)	$(0.45)
Weighted average shares used in computation of earnings per share:
Basic	5,294	3,911	5,254	3,709
Diluted	5,294	3,911	5,254	3,709

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net loss attributable to Sevcon, Inc. and subsidiaries	$(2,185)	$(1,571)	$(4,612)	$(1,449)
Other comprehensive loss:
Foreign currency translation adjustment	450	(11)	1,085	(89)
Defined benefit pension plans: Actuarial loss net of $22 and $44 tax benefit for three and six months ended, respectively, (2016: Actuarial loss net of $17 and $35 tax benefit for three and six months ended, respectively)	65	55	132	114
Comprehensive loss	$(1,670)	$(1,527)	$(3,395)	$(1,424)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Six Months Ended
	April 1, 2017	April 2, 2016
Cash flow from operating activities:
Net loss	$(4,745)	$(1,496)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	946	650
Stock-based compensation	482	358
Pension contributions greater than pension expense	(280)	(120)
Deferred tax benefit	(961)	(79)
Increase in bad debt provision	(174)	-

Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Trade receivables	(1,459)	1,699
Other receivables	(210)	86
Inventories	(3,150)	(2,330)
Prepaid expenses and other current assets	(1,329)	(248)
Accounts payable	1,557	(1,789)
Accrued expenses	957	(1,719)
Accrued income taxes	307	(202)
Net cash used by operating activities	(8,059)	(5,190)

Cash flow used by investing activities:
Acquisition of property, plant and equipment	(653)	(784)
Acquisition of subsidiary, net of cash acquired	-	(9,255)
Net cash used by investing activities	(653)	(10,039)

Cash flow (used by) generated from financing activities:
Net debt borrowings	(300)	15,198
Dividends paid	(215)	(217)
Purchase and retirement of common stock	-	(222)
Proceeds from issuance of common stock, net	27	-
Net cash (used by) generated from financing activities	(488)	14,759

Effect of exchange rate changes on cash	737	(852)
Net decrease in cash	(8,463)	(1,322)
Beginning balance - cash and cash equivalents	14,127	8,048
Ending balance - cash and cash equivalents	$5,664	$6,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$174	$204
Cash paid for interest	$253	$131
Change in accrual of dividend payable	$(9)	$17
Conversion of preferred stock to common stock	$350	$9
Cashless stock option exercise	$133	$-

Investment in subsidiary, net of cash acquired:
Cash consideration	$-	$10,832
Cash acquired	-	(1,577)
Net cash investment in subsidiary	$-	$9,255
Issuance of common stock in acquisition of subsidiary	$-	$4,760

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

(1)	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. ( the “Company”) and subsidiaries as of April 1, 2017 and the results of operations and cash flows for the three and six-month periods ended April 1, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with the 2016 annual consolidated financial statements and related notes included in the 2016 Sevcon, Inc. Annual Report filed on Form 10-K (“2016 10-K”). The results of operations for the three and six-month periods ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year.

During the six-month period ended April 1, 2017 the Company experienced an operating loss of $4,740,000 and a decrease in cash of $8,463,000 from $14,127,000 at September 30, 2016 to $5,664,000 at April 1, 2017. This negative performance largely reflected difficult conditions in the Company’s traditional controls markets and continuing investment in research and development expense associated with the delivery of the engineering phase of the Company’s new project pipeline. At April 1, 2017 the Company had net current assets of $22,246,000 including cash of $5,664,000. Against this background management has conducted a review of the Company’s cash requirements for the next twelve months taking into account existing cash resources, forecasted cash from future operations and existing borrowing facilities. In addition, the Company has explored its options to secure further financing. Based on this assessment of the Company’s cash requirements and the financing it believes is available, management believes that the group has sufficient funds available for the next twelve months for its activities under execution.

Unless otherwise indicated, each reference to a “year” means the Company’s fiscal year, which ends on September 30.

Accounting for wholly-owned subsidiaries

The accompanying unaudited consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; Sevcon USA, Inc., Sevcon Ltd, Industrial Capacitors (Wrexham) Ltd., Sevcon Asia Limited, Sevcon Japan KK, Sevcon Security Corp., Sevcon S.A.S., Sevcon S.r.l., Bassi S.r.l., Sevcon Canada Inc. and Sevcon GmbH in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  All material intercompany transactions have been eliminated.

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

Index
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

The Company accounted for this acquisition as a business combination using the acquisition method of accounting. During the three and six-month periods ended April 1, 2017 the Company recognized no expense for acquisition-related items. During the three and six-month periods ended April 2, 2016 the Company recognized expense for acquisition-related items, of $1,101,000 and $1,417,000, respectively.

For more information on this acquisition, refer to Note 2 to the consolidated financial statements included in the Company’s 2016 10-K.

Pro Forma Summary

The unaudited consolidated pro forma results for the three and six-month periods ended April 1, 2017 and April 2, 2016 are shown below.  The pro forma consolidated results combine the results of operations of the Company and Bassi as though Bassi had been acquired on October 1, 2015 and include amortization charges for the acquired intangibles and interest expense related to the Company’s borrowings to finance the acquisition. The unaudited pro forma results for the three and six-month periods ended April 2, 2016 were adjusted to include $266,000 and $535,000, respectively, of intangible assets amortization expense associated with the business combination and $127,000 and $253,000, respectively, of interest expense relating to the credit facility entered into in order to partially fund the Bassi acquisition, and to exclude $1,101,000 and $1,417,000, respectively, of acquisition-related expense.

Index
The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2015.

	(in thousands of dollars)		(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenue	$15,672	$14,832	$28,215	$27,533
Net (loss) income	(2,253)	(486)	(4,745)	(322)

(4)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 69,641 shares reserved and available for grant at April 1, 2017. There were 12,165 options exercised in 2017.

The Plan, which is shareholder-approved, permits the grant of restricted stock, restricted stock units, stock options and stock appreciation rights (“SARs”). SARs may be awarded either separately, or in relation to options granted, and for the grant of bonus shares. Options granted are exercisable at a price not less than fair market value on the date of grant.

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

The weighted average input assumptions used and resulting fair values of stock options at April 1, 2017, were as follows:

April 1, 2017

Performance based stock options:

Expected life (in years)	4.0
Risk-free interest rate	1.64%
Volatility	62.16%
Dividend yield	0.00%
Weighted-average fair value per share	$8.38

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

Performance-based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.94 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company meeting an earnings per share target applicable to fiscal year 2018 set by the Compensation Committee so long as the employee is then employed by the Company.  The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $185,000 and is being recognized over the requisite service period of the award. The unrecognized compensation is being expensed over three years. The expense for these employee stock option grants was $14,394 and $28,818 for the three and six-month periods ended April 1, 2017, respectively. The expense for these employee stock option grants was $13,602 and $16,260 for the three and six-month periods ended April 2, 2016, respectively.

In February 2017, the Compensation Committee awarded performance-based equity compensation to five executives and managers, consisting of 2,800 shares in the form of stock options. The performance options have an exercise price of $11.86 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, February 7, 2017, and the preceding four trading days. The performance options will vest on the later of the third anniversary of the grant date or the date the Compensation Committee determines that the Company has met the earnings per share target for fiscal year 2018. The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $7,000 and is being recognized over the requisite service period of the award. The unrecognized compensation is being expensed over three years. The expense for these employee stock option grants was $1,010 for the three and six-month periods ended April 1, 2017, respectively.

Index
A summary of performance-based option activity under the Plan as of April 1, 2017, and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of September 30, 2016	38,460	$9.94	4.21	$-
Granted	2,800	11.86	2.86	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at April 1, 2017	41,260	$10.07	3.79	$-
Exercisable	-	-	-	-
Vested and expected to vest	38,301	$10.07	3.79	$-

Restricted stock:

In December 2015, the Company granted 11,540 shares of restricted stock to four employees which will vest subject to the Company achieving the same earnings per share target applicable to fiscal year 2018 as for the stock options disclosed above, so long as the employee is then employed by the Company. The estimated fair value of the stock on the date of the grant was $116,000 based on the fair market value of stock on the date of issue. The unrecognized compensation is being expensed over three years. Management has assessed the performance criteria relating to these grants and concluded they are likely to be met. Accordingly, the relevant portion of the expense has been recorded through April 1, 2017. The expense for these restricted stock grants was $9,019 and $18,057 for the three and six-month periods ended April 1, 2017, respectively. The expense for these grants was $8,131 and $9,796 for the three and six-month periods ended April 2, 2016, respectively.

In March 2017, the Company granted 80,000 shares of restricted stock to two executives, which will vest subject to the Company achieving one or both financial targets for the 2017, 2018 and 2019 fiscal years. The shares of restricted stock shall be divided into six equal tranches (two per year). The estimated fair value of the stock on the date of the grant was $1,106,534 based on the fair market value of stock on the date of issue. The unrecognized compensation is being expensed over three years. Management has assessed the performance criteria relating to these grants and concluded they are likely to be met. Accordingly, the relevant portion of the expense has been recorded through April 1, 2017. The expense for these restricted stock grants was $57,059 for the three and six-month periods ended April 1, 2017.

Time-based awards

Stock options:

In August 2016, the Board of Directors awarded the Executive Chairman equity compensation consisting of stock options to purchase 56,700 shares. The options were granted in two tranches. The first tranche, consisting of 36,496 options with an exercise price of $10.93 per share, would vest in twelve substantially equal monthly installments beginning September 2016, and the second tranche, consisting of 20,204 options with an exercise price of $12.35 per share, would vest in twelve substantially equal monthly installments beginning September 2017, in each case so long as the director is in the position of Executive Chairman.  The Company estimated the fair values of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $211,000.  The Executive Chairman position was terminated on December 6, 2016, as a result of which 12,165 vested options were exercisable for three months, and all un-vested options expired. On February 7, 2017 the director exercised 12,165 options via a cashless exercise in which 8,474 shares were surrendered to pay the exercise price. In the three months ended April 1, 2017 there was a reversal of expense of $9,694 and in the six months ended April 1, 2017 there was an expense of $20,890, in respect of these stock options grants.

Index
A summary of time-based option activity under the Plan as of April 1, 2017, and changes during the six months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	12,165	$10.93	4.08	$-
Granted	-	-	-	-
Exercised	(12,165)	(10.93)	-	-
Outstanding at April 1, 2017	-	$-	-	$-
Exercisable	-	-	-	-
Vested	-	$-	-	$-

Restricted stock:

In February 2016, the Company granted 29,700 shares of restricted stock, representing 3,300 shares to each of the non-employee directors and the then emeritus directors of the Company, 26,400 of which vested on the day before the 2017 annual general meeting. The aggregate fair value of the stock measured on the date of the grant was $292,000 based on the closing sale price of the stock on the date of grant. Compensation expense was recognized on a straight-line basis over the twelve-month period to February 2017.  The expense for these restricted stock grants was $43,208 and $108,020 for the three and six-month periods ended April 1, 2017, respectively. The expense for these restricted stock grants was $21,604 for the three and six-month periods ended April 2, 2016.

In February 2017, the Company granted 145,000 shares of restricted stock to eleven employees, which will vest one-third each year on the third business day after the announcement of the Company’s results for the first quarter of fiscal 2018, 2019 and 2020. The aggregate fair value of the stock measured on the date of the grant was $2,039,020 based on the closing sale price of the stock on the date of grant. Compensation expense is being recognized on a straight-line basis over the period during which the forfeiture conditions lapse. The expense for these restricted stock grants was $56,639 for the three and six-month periods ended April 1, 2017.

In February 2017, the Company granted 24,800 shares of restricted stock, representing 3,100 shares to each of the non-employee directors and the emeritus director of the Company, which will vest on the day before the 2018 annual general meeting providing that the grantee remains a director or an emeritus director of the Company, or as otherwise determined by the Compensation Committee.  The aggregate fair value of the stock measured on the date of the grant was $344,244 based on the closing sale price of the stock on the date of grant.  Compensation expense is being recognized on a straight-line basis over the twelve-month period during which the forfeiture conditions lapse. The expense for these restricted stock grants was $28,865 for the three and six-month periods ended April 1, 2017.

In March 2017, the Company granted 12,800 shares of restricted stock representing 1,600 shares to each of the non-employee directors and the emeritus director of the Company, which will vest on the day before the 2018 annual general meeting providing that the grantee remains a director or an emeritus director of the Company, or as otherwise determined by the Compensation Committee.   The aggregate fair value of the stock measured on the date of the grant was $192,000 based on the closing sale price of the stock on the date of grant.  Compensation expense is being recognized on a straight-line basis over the twelve-month period during which the forfeiture conditions lapse. The expense for these restricted stock grants was $16,000 for the three and six-month periods ended April 1, 2017.

For the purposes of calculating average issued shares for basic earnings per share, these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

Index
A summary of restricted stock and stock option activity, including both performance-based awards and time-based awards, for the six-month period ended April 1, 2017, is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2016	138,940	$6.50
Granted	262,600	$15.03
Vested	(86,400)	$7.44
Non-vested balance as of April 1, 2017	315,140	$13.35

	Number of shares subject to Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2016	50,625	$4.67
Granted	2,800	$2.65
Exercised	(12,165)	$4.39
Non-vested balance as of April 1, 2017	41,260	$4.62

Stock-based compensation expense was $239,000 and $481,000 for the three and six-month periods ended April 1, 2017, respectively.  Stock-based compensation expense was $206,000 and $358,000 for the three and six-month periods ended April 2, 2016, respectively. At April 1, 2017, there was approximately $3,776,000 of unrecognized compensation expense related to restricted stock and stock options granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2.2 years.

(5)	Common Stock Warrants

Sevcon entered into a Securities Purchase Agreement with certain institutional and accredited investors on July 6, 2016 in which the Company sold and issued 1,124,000 units at $9.12 per unit. Each unit consists of 1 share of common stock and 0.5 warrant to purchase 1 share of common stock for $10.00 exercise price per warrant share. The closing date of this transaction was July 8, 2016, which resulted in the Company receiving $10,250,880 of gross proceeds. The investors received 1,124,000 shares of common stock and warrants to purchase 562,000 shares of common stock.

The Company has analyzed the warrants under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity and other relevant literature, and determined that the warrants meet the criteria for classification as equity instruments. The Company estimated the fair value of the warrants using the Black-Scholes-Merton option-pricing model and recorded them in stockholders’ equity with an offset to additional paid in capital recorded from the sale of the units.

In February 2017, a warrant holder exercised the right to purchase 2,741 shares of common stock of the Company at the exercise price of $10.00 per share. Accordingly, the Company issued 2,741 shares of common stock for cash proceeds of $27,410.

(6)	Cash dividends

Common stock dividends – The Board of Directors suspended common stock dividends in 2009.

Preferred Stock dividends - At April 1, 2017 there were 431,288 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $207,018 was paid on April 17, 2017.  The next semi-annual dividend will be paid on October 16, 2017.

Index
(7)	Calculation of earnings per share and weighted average shares outstanding

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

For the calculation of basic and diluted net loss per common share for the six-month period ended April 1, 2017, approximately 1,320,000 shares of common stock issuable on conversion of our Series A Convertible Preferred Stock, approximately 156,000 shares of un-vested restricted stock and approximately 48,000 outstanding stock options were not included in the computation of diluted earnings per share because that would have been anti-dilutive for the period presented.

For the calculation of basic and diluted net loss per common share for the three-month period ended April 1, 2017, approximately 1,294,000 shares of common stock issuable on conversion of our Series A Convertible Preferred Stock, approximately 186,000 shares of un-vested restricted stock and approximately 45,000 outstanding stock options were not included in the computation of diluted earnings per share because that would have been anti-dilutive for the period presented.

Basic and diluted net loss per common share for the three and six-month periods ended April 1, 2017 and April 2, 2016, is calculated as follows:

	(in thousands of dollars except per share data)
	Three months ended		Six months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Numerator:
Net loss attributable to common stockholders	$(2,291)	$(1,694)	$(4,809)	$(1,683)
Denominator:
Weighted average shares used in calculating net loss per ordinary share - basic	5,294	3,911	5,254	3,709
Weighted average shares used in calculating net loss per ordinary share - diluted	5,294	3,911	5,254	3,709
Net loss per ordinary share - basic	$(0.43)	$(0.43)	$(0.92)	$(0.45)
Net loss per ordinary share - diluted	$(0.43)	$(0.43)	$(0.92)	$(0.45)

(8)	Segment information

The Company has three reportable segments: controls, capacitors and chargers. The controls segment produces microprocessor based control systems for zero-emission and hybrid electric vehicles. The capacitors segment produces special-metalized film capacitors for sale to electronic equipment manufacturers.  The chargers segment designs and manufactures battery chargers for electric vehicles. Each segment has its own management team and sales force and the capacitors and battery chargers segments have their own manufacturing facilities.

The significant accounting policies of the segments are the same as those described in Note 2 and in 2016 10-K Note 1. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate corporate expense, acquisition expenses, interest expense, foreign currency translation gain/losses, interest income or income taxes to segments.

Index
Information concerning operations of the reportable segments is as follows:

		(in thousands of dollars)
		Three months ended April 1, 2017
	Controls	Capacitors	Chargers	Corporate	Total
Sales	8,085	446	7,141	-	15,672
Operating income (loss)	(2,094)	84	203	(514)	(2,321)
Identifiable assets, excluding goodwill	30,291	988	22,192	4,576	58,047
Goodwill	1,435	-	6,298	-	7,733

		Three months ended April 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales	8,799	402	3,980	-	13,181
Operating income (loss)	(612)	(13)	266	(1,312)	(1,671)
Identifiable assets, excluding goodwill	39,407	891	9,264	4,065	53,627
Goodwill	1,435	-	7,400	-	8,835

		(in thousands of dollars)
		Six months ended April 1, 2017
	Controls	Capacitors	Chargers	Corporate	Total
Sales	15,221	693	12,301	-	28,215
Operating income (loss)	(4,145)	23	188	(806)	(4,740)
Identifiable assets, excluding goodwill	30,291	988	22,192	4,576	58,047
Goodwill	1,435	-	6,298	-	7,733

		Six months ended April 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales	17,506	810	3,980	-	22,296
Operating income (loss)	63	(56)	266	(1,764)	(1,491)
Identifiable assets, excluding goodwill	39,407	891	9,264	4,065	53,627
Goodwill	1,435	-	7,400	-	8,835

Revenues by region below are based on the location of the business selling the products rather than the destination of the products.

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
U.S. sales	$4,254	$3,594	$8,198	$7,697
Foreign sales:
U.K.	2,465	3,254	3,829	6,708
Italy	7,025	3,980	12,186	3,980
France	1,867	2,249	3,400	3,533
China	61	104	602	378
Total foreign sales	11,418	9,587	20,017	14,599
Total sales	$15,672	$13,181	$28,215	$22,296

Index
Long-term assets by region below are as follows:

	(in thousands of dollars)
	Six Months ended
	April 1, 2017	September 30, 2016
U.S. long-term assets:	$2,495	$2,224
Foreign long-term assets:
U.K.	6,477	5,891
Italy	15,950	16,580
France	367	302
Korea, Japan, China	439	388
Total foreign long-term assets	23,233	23,161
Total long-term assets	$25,728	$25,385

(9)	Research and development

The cost of research and development programs is charged against income as incurred and amounted to $1,827,000 and $3,268,000 for the three and six-month periods ended April 1, 2017, respectively, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives as well as research and development expense associated with engineering services revenue recorded in cost of sales. The cost of research and development programs amounted to $1,347,000 and $2,207,000 for the three and six-month periods ended April 2, 2016, respectively, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives as well as research and development expense associated with engineering services revenue recorded in cost of sales.

In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $193,000, which was offset against the Company’s research and development expense on this project of $844,000 for the three months ended April 1, 2017. The Company recorded grant income from this project of $281,000 which was offset against the Company’s research and development expense on this project of $1,206,000, for the six months ended April 1, 2017. The Company recorded grant income from this project of $64,000 which was offset against the Company’s research and development expense on this project of $137,000, for the three months ended April 2, 2016. The Company recorded grant income from this project of $94,000 which was offset against the Company’s research and development expense on this project of $302,000, for the six months ended April 2, 2016

During 2015 through 2017, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to receive an additional available tax credit subject to meeting certain qualifying conditions. The credit is a percentage, which currently ranges from 11% to 14.5% depending on circumstances, of qualifying research and development expenditure in the period. The credit discharges income tax the Company would have to pay or allows companies without an income tax liability to receive a refund payment from the U.K. government. For the three and six months ended April 1, 2017 the Company recorded $217,000 (three months ended April 2, 2016 - $0) and $351,000 (six months ended April 2, 2016 - $0), respectively, as a reduction in research and development expense in the unaudited consolidated statements of operations. The Company had an income tax receivable balance of $885,000 at April 1, 2017 from this initiative (September 30, 2016 - $985,000), which is included within prepaid expenses and other current assets on the unaudited consolidated balance sheets.

Index
(10)	Income Taxes

The Company’s effective tax rate of 15.3% is significantly lower than the U.S. statutory rate of 34% primarily due to the fact that certain current year operating losses in the U.K. have been foregone in exchange for a cash refund, and in addition the local statutory rate in certain countries in which the Company operates, notably the U.K. (19%) and Italy, (24%) is lower than the U.S. statutory rate.

During the six-month period ended April 1, 2017, the Company’s deferred tax assets increased by $961,000. The Company continues to assess the need for a valuation allowance against these assets. In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has historically had profitable operations. The Company’s current projections reflect future profitable operations. Since the majority of the Company’s deferred tax assets relate to operations in countries where net operating losses have unlimited carry forwards, the Company has concluded that no valuation allowance is required on these deferred tax assets.

During the second quarter of 2017, the U.S. Internal Revenue Service initiated an audit of the Company’s U.S. federal income tax return for the period ended September 30, 2015.

(11)	Employee benefit plans

Sevcon has defined contribution plans covering the majority of its U.S. and U.K. employees in the controls business. There is also a small defined contribution plan covering senior managers in the capacitors business.  The Company has frozen U.K. and U.S. defined benefit plans for which no future benefits are being earned by employees. The Company uses a September 30 measurement date for its defined benefit pension plans.

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary-based award when they leave the Company’s employment at retirement age. This unfunded liability, recorded in accrued expenses, was $205,000 and $198,000 at April 1, 2017 and September 30, 2016, respectively. The obligation to pay this award is a French legal requirement.

The Company’s Italian subsidiary, Bassi S.r.l., has a liability to pay its employees a severance indemnity, ‘Trattamento di fine Rapporto’ (“TFR”) when they leave the Company’s employment.  TFR, which is mandatory for Italian companies, is deferred compensation and is based on the employees’ years of service and the compensation earned by the employee during the service period.  This unfunded liability, recorded in other long-term liabilities, was $991,000 and $987,000 at April 1, 2017 and September 30, 2016, respectively.

The following table sets forth the components of the net pension cost for the three and six-month periods ended April 1, 2017 and April 2, 2016, respectively:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Interest cost	$210	$285	$420	$581
Service cost	-	33	-	33
Expected return on plan assets	(249)	(276)	(498)	(565)
Amortization of net loss	89	73	178	150
Net periodic benefit cost	50	115	100	199
Net cost of defined contribution plans	$128	$128	$238	$283
Net cost of all employee benefit plans	$178	$243	$338	$482

Index
The following table sets forth the movement in the liability for pension benefits, all of which is non-current, in the six- month period ended April 1, 2017:

(in thousands of dollars)
Six Months ended
April 1, 2017
Liability for pension benefits at beginning of period	$11,511
Interest cost	420
Expected return on plan assets	(498)
Plan contributions	(379)
Effect of exchange rate changes	(430)
Liability for pension benefits at end of period	10,624

Sevcon, Inc. contributed $100,000 to its frozen U.S. defined benefit plan in the six months ended April 1, 2017; it presently anticipates contributing an additional $100,000 to fund its U.S. plan during the remainder of fiscal 2017. In addition, employer contributions to the frozen U.K. defined benefit plan were $279,000 in the first six months and are estimated to total $654,000 in 2017.

The tables below present information about the Company’s pension plan assets measured and recorded at fair value as of April 1, 2017 and September 30, 2016, and indicate the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

	(in thousands of dollars)
April 1, 2017	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)

Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	$-	$12,326	$-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	4,837	-
U.S. Mutual Funds and Fixed Income Funds	2,838	-	-
U.S. Equity Funds	436	-	-
Other Types of Investments	-	-	-
Cash	421	-	-
Total Pension Plan Assets – Fair Value	$3,695	$17,163	$-

	(in thousands of dollars)
September 30, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	$-	$13,268	$-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	5,335	-
U.S. Mutual Funds and Fixed Income Funds	2,837	-	-
U.S. Equity Funds	400	-	-
Other Types of Investments	-	-	-
Cash	439	-	-
Total Pension Plan Assets – Fair Value	$3,676	$18,603	$-

Index
*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

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

***	The Company currently does not have any Level 3 pension plan financial assets.

The estimated benefit payments, which reflect future service, as appropriate, for the years ended September 30 are as follows:

(in thousands of dollars)
2017	$470
2018	488
2019	494
2020	502
2021	499
2022 – 2026	$2,722

(12)	Inventories

Inventory, net of reserve, is comprised of:

	(in thousands of dollars)
	April 1, 2017	September 30, 2016
Raw materials	$6,857	$6,532
Work-in-process	414	266
Finished goods	9,085	6,868
Total inventory, net of reserve	$16,356	$13,666

(13)	Property, Plant and Equipment, net

Property, plant and equipment, net of depreciation, is comprised of:

	(in thousands of dollars)
	April 1, 2017	September 30, 2016
Property, plant and equipment, gross:
Land and improvements	$18	$18
Buildings and improvements	1,036	1,069
Equipment	12,344	12,166
Total property, plant and equipment, gross	13,398	13,253
Less: accumulated depreciation	(9,507)	(9,410)
Net property, plant and equipment	$3,891	$3,843

Index
(14)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, trade receivables, accounts payable and debt. The carrying amount of these financial instruments, other than the debt, approximates their fair value as of April 1, 2017 due to their short-term nature. The fair value of the Company’s long-term bank debt at April 1, 2017 approximated $15,018,000 (the gross carrying value as of April 1, 2017 before the offset of debt issuance costs) based on recent financial market pricing. The bank debt represents a Level 2 liability in accordance with the fair value hierarchy described in Note 11.

(15)	Accrued expenses

Accrued expenses, in excess of 5% of total current liabilities, are as follows:

	(in thousands of dollars)
	April 1, 2017	September 30, 2016
Accrued compensation and related costs	$1,803	$1,945
Deferred revenue	1,605	548
Other accrued expenses	2,326	2,438
Total accrued expenses	$5,734	$4,931

(16)	Warranty reserves

The following table summarizes the warranty reserve activity:

	(in thousands of dollars)
	Three Months ended		Six Months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Warranty reserves at beginning of period	$346	$213	$332	$278
Warranty expense	30	-	101	5
Acquisition assumed liability	-	34	-	34
Warranty usage	(19)	(5)	(64)	(72)
Currency translation	3	7	(9)	4
Warranty reserves at end of period	$360	$249	$360	$249

(17)	Debt

The Company’s U.K. controls and capacitors subsidiaries each have multi-currency overdraft facilities which together total $1,100,000 and are secured by real estate owned by those companies. In July 2016, the Company’s U.K. bank renewed these facilities for a twelve-month period, although they can be withdrawn on demand by the bank. The facilities were unused at April 1, 2017 and at September 30, 2016.

The Company entered into a €14,000,000 ($15,018,000 at April 1, 2017) credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  The loan interest rate at April 1, 2017 was 3%. Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio defined as the ratio of consolidation indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company from the issuance and sale of equity securities during such twelve-month  period, of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 ($15,018,000), which was the total amount outstanding at April 1, 2017.  This amount is shown in the accompanying consolidated balance sheets under long-term debt.

Index
Annual principal payments on long-term bank debt, net of debt issuance costs, and converted to U.S. dollars at the April 1, 2017 exchange rate of $1.0727 Euros per U.S. dollar, are as follows (in thousands of dollars):

2018	$1,126
2019	1,502
2020	1,502
2021	10,888
15,018
Less: debt issuance costs	(183)
Total	$14,835

(18)	Commitments and Contingencies

Sevcon, Inc. and subsidiaries are involved in various legal proceedings in the ordinary course of business but the Company believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been expensed, the plan is not separately funded. The estimated liability which has been recorded based on the cost of buying deferred annuities at April 1, 2017 and September 30, 2016 was $135,000 and $144,000, respectively.

On March 24, 2017 the company entered into a 15-year operating lease for land and buildings at a total commitment of £4,185,000 (approximately $5,227,000). The company is entitled to a rent-free period of 6 months and a further 24 months at half-rent.

Minimum rental commitments under all non-cancelable leases for the years ended September 30 are as follows: 2017 - $529,000; 2018 - $999,000; 2019 - $957,000; 2020 - $859,000; 2021 - $829,000 and $5,776,000 thereafter.

The U.K. subsidiaries of the Company have given to RBS NatWest Bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,100,000 as mentioned in Note 17.

(19)	Changes in Other Comprehensive Loss

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in fiscal 2017 and 2016:

		(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive loss	(996)	(1,420)	(2,416)
Balance September 30, 2016	(2,270)	(11,150)	(13,420)
Other comprehensive income	1,085	132	1,217
Balance April 1, 2017	(1,185)	(11,018)	(12,203)

Index
(20)	Related Parties

Bassi Holding (see Note 3) is considered a related party as a stockholder of the Company.

As of April 1, 2017 and September 30, 2016 there was a net payable balance of $1,514,000 and $1,858,000, respectively, due to Bassi Holding. This debt mainly relates to the dividends payable to Bassi Holding as a result of the acquisition on January 29, 2016 and it excludes rent payable, which is shown below.

During the three and six months ended April 1, 2017 the Company paid rent to Bassi Holding in the amount of $101,000 and $181,000 respectively. During the three and six months ended April 2, 2016 the Company paid rent to Bassi Holding in the amount of $54,000. As of April 1, 2017 and September 30, 2016 the Company owed $53,000 and $84,000, respectively, to Bassi Holding for rent.

During the quarter ended April 1, 2017, the Company’s U.K. subsidiary made short-term loans in amounts ranging from £2,820 to £39,274 to nine employees of that subsidiary to cover the employees’ income tax withholding obligations arising from the vesting of restricted stock. The amounts due the Company are included in prepaid expenses and other current assets at April 1, 2017. The loans were not approved by the Company’s Board of Directors. They included loans of £39,274 and £28,829 ($49,632 and $36,019 at the contemporary exchange rate), respectively, to the chief executive officer and chief financial officer. The loans to the chief executive officer and chief financial officer were repaid in full, with interest at the Inland Revenue-prescribed market rate of 3% per annum, promptly after they were disclosed to the Board of Directors in connection with the preparation of the Company’s consolidated financial statements for the quarter.

(21)	Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements.

No material subsequent events were identified that require recognition or disclosure in these financial statements.

(22)	Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which states that under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company’s annual reporting for fiscal 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is assessing the impact of this ASU on its consolidated financial statements and plans to adopt it in the fourth quarter of fiscal year 2017.

Index
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

In February 2016, the FASB issued FASB ASU No. 2016-02: “Leases (Topic 842)” in which the core principle is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2020.

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

CRITICAL ACCOUNTING ESTIMATES

As of April 1, 2017, there have been no material changes to the critical accounting estimates described in the Company’s 2016 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Index
OVERVIEW OF SECOND QUARTER

Results of Operations

Three months ended April 1, 2017 and April 2, 2016

The following table compares the results by segment for the three months ended April 1, 2017 with the same period in the prior year.

	(in thousands of dollars)
	Three months ended
	April 1, 2017	April 2, 2016	Favorable (unfavorable) Change
Sales:
Controls	$8,085	$8,799	$(714)
Capacitors	446	402	44
Chargers	7,141	3,980	3,161
Total Sales	15,672	13,181	2,491
Gross Profit:
Controls	2,607	3,064	(457)
Capacitors	239	168	71
Chargers	922	890	32
Total Gross Profit	3,768	4,122	(354)
Operating, Research & Development (R&D) and acquisition expenses:
Controls	(4,701)	(3,676)	(1,025)
Capacitors	(155)	(181)	26
Chargers	(719)	(624)	(95)
Unallocated corporate expense and acquisition expenses	(514)	(1,312)	798
Total operating, R&D and acquisition expenses	(6,089)	(5,793)	(296)
Operating income (loss):
Controls	(2,094)	(612)	(1,482)
Capacitors	84	(13)	97
Chargers	203	266	(63)
Unallocated corporate expense and acquisition expenses	(514)	(1,312)	798
Total operating loss	(2,321)	(1,671)	(650)
Interest expense	(142)	(109)	(33)
Interest and other income	18	4	14
Foreign currency gain (loss)	(176)	106	(282)
Loss before income tax	(2,621)	(1,670)	(951)
Income tax benefit	368	90	278
Net loss	(2,253)	(1,580)	(673)
Net loss attributable to non-controlling interests	68	9	59
Net loss attributable to Sevcon, Inc. and subsidiaries	(2,185)	(1,571)	(614)
Preferred share dividends	(106)	(123)	17
Net loss attributable to common stockholders	$(2,291)	$(1,694)	$(597)

Index
Reported revenues in the second quarter of 2017 were $15,672,000 compared to $13,181,000 in the same quarter last year, a 19% increase year-on-year. Bassi revenues were $7,141,000 for the second quarter of 2017 compared to $3,980,000 in the two months post-acquisition in the same quarter last year, an increase of 79% in chargers segment revenues year-on-year. Revenues in the controls and capacitors businesses combined were $8,531,000 compared to $9,201,000 in the same fiscal quarter last year, a reduction of 7%. Foreign currency fluctuations decreased reported sales in the second quarter of 2017 by $1,324,000, or 10%, mainly due to a stronger U.S. Dollar compared to both the British pound and the euro than in the prior year period. Excluding the impact of foreign currency fluctuations, sales would have been 29% higher than the prior-year period.

The weak demand conditions in our industrial off-road markets experienced since the second-half of 2016 continued in the second quarter of 2017, with both airport ground support and aerial work platform sales down by double-digits compared to the same period last year, although small but welcome improvements were seen in sales to mining vehicle manufacturers and sales to manufacturers of what we term “other electric vehicles”, which includes a wide range of applications. Excluding Bassi, the decline in our controls business in the second quarter of 2017, was mainly due to the traditional end-use markets in Asia, which suffered a 51% reduction in sales volume in the second quarter compared to last year. Our capacitors business saw double digit revenue improvement in the second quarter of 2017 compared with the first quarter of 2017 and revenue was also 3% higher than the same period last year. In the on-road market, both two-wheel and four-wheel sectors combined, sales in the second quarter of 2017  were up 21% from the same period last year, due mainly to improved product shipments in North America and Asia, partly offset by a small decline in Europe.  This business will continue to fluctuate from quarter to quarter due to the timing of orders as we ramp up this business.  Revenues year-on-year in the two-wheel sector were up 231% in the second quarter of 2017 compared with the same period last year. Revenues from sales to manufacturers of four-wheel vehicles were down 14% in the second quarter of 2017 compared with the same period last year.

In terms of geography, revenues were 51% lower in Asia, almost entirely due to the macroeconomic challenges in the industrial sector, specifically the lack of demand in the aerial work platform market. A significant component of the demand issue with aerial work platform continues to be customers carrying higher-than-average inventory.  We expect that inventory to come down and aerial work platform demand to start to rebound in the coming quarters. In North America, sales were 43% higher than in the same period in 2016, of which one quarter of the increase came from the controls segment and three quarters from increased sales to North American chargers customers. Sales in Europe were 11% higher in the second quarter of 2017 compared to the same period last year, reflecting higher sales in the chargers segment partially offset by a double digit decline in sales to industrial customers in the controls segment.

The Company’s joint venture (“JV”) in China continues to make progress. In China we are initially targeting four-wheel on-road electric and hybrid vehicle applications in what is becoming the world’s largest market for two- and four-wheel electric vehicles. We have had another quarter of testing with one substantial Chinese OEM and we expect to begin production shipments in the second half of 2017.

Our Bassi acquisition continues to perform above our expectations with 44% revenue growth in the second quarter compared to the equivalent three-month period in the prior year (which includes one month prior to the acquisition in January 2016) and we are seeing that success continue into the third quarter of 2017.

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

We are currently conducting engineering services work on several projects, all of which are expected to go into production in 2017-2018, and beyond. A multi-year project is generally very intense in terms of hours worked for the first twelve months as we develop the product and software. Subsequent time is spent on the refinement of the initial development, product testing, the validation of the product to safety standards and product certification. The customer is not obligated to purchase the product that is developed, but we believe our progress in milestones on an engineering services contract is a good way to assess the likelihood that a production program will commence at some point in the future.

Index
Gross profit of $3,768,000 was 24% of sales in the second quarter, compared to $4,122,000 or 31% of sales in the same quarter last year. The reduction in the gross profit percentage reflects a higher proportion of sales attributable to the lower margin chargers business in 2017 and also an increasing proportion of engineering services revenue, which is generally at a lower gross profit percentage than product sales. Gross profit in the chargers business was $922,000 (13% of sales) for the second quarter of 2017. Gross profit for the controls and capacitors segments combined, was $2,846,000 (33% of sales) in the second quarter, compared to $3,232,000 (35% of sales) in the same quarter last year.

Operating, research and development and acquisition expenses were $6,089,000, including $719,000 of chargers business costs, compared to $5,793,000 in the same quarter last year, which included $624,000 of chargers business costs and $1,101,000 of Bassi acquisition expenses. Included in the chargers business expense in the quarter of $719,000, we recorded $268,000 of non-cash expense from the amortization of intangible assets and fair value adjustments arising from the business combination with Bassi. The prior period chargers business expense of $624,000 included $302,000 of amortization of intangible assets and fair value adjustments. Operating expenses in the controls and capacitors businesses combined, excluding unallocated corporate expense, were $4,856,000 compared to $3,857,000 in the prior year period. The increase of $999,000 largely reflects the increased investment in engineering and research and development expense, including new hires, associated with the delivery of the engineering phase of the Company’s new project pipeline. Unallocated corporate expense of $514,000 included $230,000 related to a contested director election which occurred in the second quarter.

There was an operating loss for the second quarter of $2,321,000 compared with an operating loss of $1,671,000 in the same period last year which included Bassi acquisition expenses of $1,101,000.

Included in other income and expense for the quarter was a foreign currency loss of $176,000 compared with a foreign currency gain of $106,000 in the second quarter of last year. The loss in the quarter largely reflects the impact of the continued weakening of the British pound following the referendum on the U.K.’s membership in the European Union, which advised for the exit of the U.K. from the European Union (“Brexit”). During the second quarter, we recorded a charge of $142,000 for interest which was largely interest payable on the credit facility partly used to finance the Bassi acquisition in January last year.

The Company recorded a loss before income taxes of $2,621,000 in the second quarter of 2017, compared to a loss before income taxes of $1,670,000 in the same period last year. There was an income tax benefit of $368,000 in the period compared with a benefit of $90,000 in the same period last year. The income tax benefit of 15.3% in the second quarter of 2017 was lower than the statutory Federal income tax rate of 34% for several reasons. The main items which reduced the effective tax rate were foreign tax rate differentials and the surrender of U.K. trading losses for cash research incentives.

After adjusting for a $68,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture and recording a preferred share dividend of $106,000, there was a net loss attributable to the stockholders of $2,291,000 or a loss of ($0.43) per diluted share, compared to a net loss of $1,694,000, and also ($0.43) per diluted share, in the same quarter last year after recording a preferred share dividend of $123,000.

Index
Six months ended April 1, 2017 and April 2, 2016

The following table compares the results by segment for the six months ended April 1, 2017 with the same period in the prior year.

	(in thousands of dollars)
	Six months ended
	April 1, 2017	April 2, 2016	Favorable (unfavorable) Change
Sales:
Controls	$15,221	$17,506	$(2,285)
Capacitors	693	810	(117)
Chargers	12,301	3,980	8,321
Total Sales	28,215	22,296	5,919
Gross Profit:
Controls	4,589	7,038	(2,449)
Capacitors	316	310	6
Chargers	1,616	890	726
Total Gross Profit	6,521	8,238	(1,717)
Operating, Research & Development (R&D) and acquisition expenses:
Controls	(8,734)	(6,975)	(1,759)
Capacitors	(293)	(366)	73
Chargers	(1,428)	(624)	(804)
Unallocated corporate expense and acquisition expenses	(806)	(1,764)	958
Total operating, R&D and acquisition expenses	(11,261)	(9,729)	(1,532)
Operating income (loss):
Controls	(4,145)	63	(4,208)
Capacitors	23	(56)	79
Chargers	188	266	(78)
Unallocated corporate expense and acquisition expenses	(806)	(1,764)	958
Total operating loss	(4,740)	(1,491)	(3,249)
Interest expense	(280)	(131)	(149)
Interest and other income	36	12	24
Foreign currency gain (loss)	(618)	35	(653)
Loss before income tax	(5,602)	(1,575)	(4,027)
Income tax benefit	857	79	778
Netloss	(4,745)	(1,496)	(3,249)
Net loss attributable to non-controlling interests	133	47	86
Net loss attributable to Sevcon, Inc. and subsidiaries	(4,612)	(1,449)	(3,163)
Preferred share dividends	(197)	(234)	37
Net loss attributable to common stockholders	$(4,809)	$(1,683)	$(3,126)

Index
Sales in the six months ended April 1, 2017 were $28,215,000, an increase of $5,519,000 or 25%, compared to the same period last year, which reflected the acquisition of Bassi in January 2016. Sales in the chargers business for the six months ended April 1, 2017 were $12,301,000 compared to $3,980,000 in the two month period post-acquisition last year, an increase of $8,321,000. Sales in the controls and capacitors businesses combined for the six months ended April 1, 2017 were $15,914,000 compared to $18,316,000 in the same period last year, a decrease of 13%. Foreign currency fluctuations decreased reported sales in the first six months of the year by $2,222,000, or 10%, mainly due to a stronger U.S. Dollar compared to both the British pound and the euro, than in the prior year period. Excluding the impact of the chargers segment and the adverse impact of foreign currency fluctuations, sales would have been less than 1% lower than in the prior-year period.

In the controls segment, sales in the six month period to April 1, 2017 were 4% higher in North America but were 2% lower in Europe and 79% lower in Asia compared to the same period last year. The reductions in Asia and Europe year-on-year were largely due to lower demand from the Company’s traditional industrial markets, principally aerial work platform, airport ground support, fork lift truck and mining applications. This reduction in reported sales in the Company’s traditional markets was largely driven by global macro-economic factors.  In addition, several customers reported that they were reducing inventories which had built up during the first half of our fiscal year.  The demand from mining customers was 19% lower in the six month period to April 1, 2017 compared with the same period last year, reflecting the continuing difficult conditions in mining worldwide.  Revenues in the on-road, four-wheel sector were 34% higher in the six month period to April 1, 2017, compared to the same period in 2016. This increase reflected revenues from engineering services associated with electrification projects.  Revenues in the on-road, two-wheel sector were flat in the six month period to April 1, 2017, compared to the same period in 2016.

Volumes shipped in the capacitors business were 18% lower than in the same period last year.  A combination of factors reduced sales in the capacitors business, including general macro-economic factors and a reduction in orders from the railway signaling customer base.

Gross profit of $6,521,000 was 23% of sales in the six month period ended April 1, 2017 compared to $8,238,000, or 37%, of sales, in the comparable period in 2016. The reduction in the gross profit percentage reflects the inclusion of the lower margin chargers business in 2017 and also an increasing proportion of engineering services revenue, which is generally at a lower gross profit percentage than product sales. Gross profit in the chargers business in the six month period ended April 1, 2017 was $1,616,000 or 13% of sales compared to $890,000 or 22% of sales in the same period last year, reflecting adverse customer mix. Gross profit in the controls and capacitors businesses combined in the six month period ended April 1, 2017, was $4,905,000 (31% of sales) compared to $7,348,000 (40% of sales) in the same period last year, reflecting the higher proportion of lower margin engineering services revenue and also the impact of the severe decline in revenues in Asia.

Operating, research and development and acquisition expenses, were $11,261,000 in the first six months of the year, an increase of $1,532,000 compared with the same period last year which included acquisition expenses of $1,417,000.  Operating costs in the chargers business were $1,428,000 during the period compared to $624,000 in the prior period. The first six months of 2016 also included acquisition expenses of $1,417,000. Excluding the chargers business and acquisition expenses, operating costs in the business were $9,833,000 compared to $7,688,000 in the same period last year, reflecting the continuing investment in engineering and research and development expense, including new hires, associated with the delivery of the engineering phase of the Company’s new project pipeline.

Research and development expense increased by $1,061,000 compared to the first six months of last year.  This increase year-on-year reflects our ongoing commitment to product development and improvement and the additional resources invested in converting our pipeline of opportunities into projects.

The Company recorded an operating loss for the first six months of 2017 of $4,740,000 compared with a loss of $1,491,000 in the same period last year.  The operating income for the chargers business for the six-month period was $188,000 after recording a non-cash expense of $503,000 from the amortization of intangible assets and fair value adjustments arising from the business combination.  There was an operating loss in the controls business of $4,145,000 while the capacitors business recorded operating income of $23,000.

Included in other income and expense for first half year was a foreign currency loss of $618,000 and a net interest expense of $244,000, which mainly related to the credit facility partly used to finance the Bassi acquisition in January last year.

Index
In the first six months of 2017 the Company recorded an income tax benefit of $857,000, or 15.3% of the loss before income tax, compared to an income tax benefit of $79,000, or 5.0% of income before income tax in the same period in 2016. The income tax benefits recorded of 15.3% in 2017 and 5.0% in 2016 are lower than the statutory Federal income tax rate of 34% for several reasons; the main items being foreign tax rate differentials and the surrender of U.K. trading losses for cash research incentives. In addition, in the prior period, there were acquisition expenses of $1,417,000 which are not a deductible expense for income tax purposes.

After adjusting for a $133,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was a net loss attributable to the stockholders of $4,612,000 or a loss of ($0.92) per diluted share, compared to a net loss of $1,449,000, or ($0.45) per diluted share, in the same period last year.  The Company recorded a preferred share dividend of $197,000 for the first six months of 2017 compared with $234,000 for the same period last year.

Financial Condition

During the six-month period ended April 1, 2017 the Company experienced an operating loss of $4,740,000 and a decrease in cash of $8,463,000 from $14,127,000 at September 30, 2016 to $5,664,000 at April 1, 2017. This negative performance largely reflected difficult conditions in the Company’s traditional controls markets and continuing investment in research and development expense associated with the delivery of the engineering phase of the Company’s new project pipeline. At April 1, 2017 the Company had net current assets of $22,246,000 including cash of $5,664,000. Against this background management has conducted a review of the Company’s cash requirements for the next twelve months taking into account existing cash resources, forecast cash from future operations and existing borrowing facilities. In addition, the Company has taken steps to secure further financing. Based on this assessment of the Company’s cash requirements and the financing it believes is available, management believes that the group has sufficient funds available for the next twelve months for its activities under execution.

Excluding the impact of currency fluctuations, trade and other receivables increased by $1,669,000 in the period, which decreased cash. Inventories and prepaid expenses and other current assets increased by a combined $4,479,000, which also reduced cash during the period. Accounts payable, accrued expenses and accrued taxes increased by a combined $2,821,000, which increased cash during the period. The number of days sales in receivables increased by six days from 72 days sales at September 30, 2016 to 78 days sales at April 1, 2017, reflecting the higher proportion of receivables in Europe, which generally has longer receivables days than in North America. Capital expenditures in the first six months were $653,000. Exchange rate changes increased reported cash by $737,000 in the first six months of 2017.

The Company’s U.K. controls and capacitors subsidiaries each have multi-currency overdraft facilities which together total $1,100,000 and which are secured by real estate owned by those companies. In July 2016, the Company’s U.K. Bank renewed these facilities for a twelve-month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at April 1, 2017 and at September 30, 2016. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

The Company entered into a €14,000,000 (approximately $15,018,000 at April 1, 2017) credit facility with MPS Bank on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the six-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio defined as the ratio of consolidation indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company from the issuance and sale of equity securities during such twelve-month  period, of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  The Company would consider raising additional equity capital if necessary to ensure compliance with this covenant at year-end. Upon entering into the credit facility, the Company drew down €14,000,000 (approximately $15,018,000), which was the total amount outstanding at April 1, 2017.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

There were no significant capital expenditure commitments at April 1, 2017. It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $854,000 in fiscal 2017; should the Company suffer a material reduction in revenues in 2017 this commitment could adversely impact the Company’s financial position.

Index
The outlook continues to remain uncertain given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America, the turmoil caused by the U.K.’s Brexit referendum, and the continuing austerity measures in certain parts of Europe. In the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at forecast levels in both the short and long-term can be met by a combination of existing cash resources, cash from operations, existing borrowing facilities in Europe and the availability of further financing. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the U.K. In the first six months of 2017, approximately 60% of the Company’s sales were made in Euros, 33% in U.S. Dollars and 7% in British Pounds. Approximately 87% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of April 1, 2017. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of April 1, 2017 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at April 1, 2017:

Index
	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2017	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	895	895
Accounts receivable in Euros	8,500	8,500
Accounts payable in British Pounds	735	735
Accounts payable in Euros	8,517	8,517
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	1,893	1,893
In Euros	7,711	7,711

Interest Rate Risk

Under the Company’s credit facility with MPS Bank interest is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%. The interest rate as of April 1, 2017 was 3.0%.

The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at April 1, 2017 the risk arising from changes in interest rates was not material.

Item 4	Controls and Procedures.

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of April 1, 2017, these disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the quarter ended April 1, 2017, our chief executive officer and chief financial officer authorized our U.K. subsidiary to make short-term loans in amounts ranging from £2,820 to £39,274 to nine employees of that subsidiary to cover the employees’ income tax withholding obligations arising from the vesting of restricted stock. The loans were not approved by the Company’s Board of Directors notwithstanding the documented internal controls requiring such approval. They included loans of £39,274 and £28,829 ($49,632 and $36,019 at the contemporary exchange rate), respectively, to the chief executive officer and chief financial officer, which loans may have violated Section 13(k) of the Securities Exchange Act of 1934 (Section 402 of the Sarbanes-Oxley Act). The loans to the chief executive officer and chief financial officer were repaid in full, with interest, promptly after they were disclosed to the Board of Directors in connection with the preparation of the Company’s financial statements for the quarter.

These events and the Company’s applicable internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) and disclosure controls and procedures were reviewed by management and the Audit Committee of the Company’s Board of Directors. They concluded that there was no deficiency in the design of the Company’s internal control over financial reporting. However, they concluded that there was a material weakness in the operation of the internal control over financial reporting because the applicable internal controls, as well as the potential statutory prohibition, had been overlooked by the chief executive officer and chief financial officer in approving and accepting the loans, as well as by the next level of finance department employees who should have prevented the action.

Index
Notwithstanding the deficiency in internal control over financial reporting described above, the Committee concluded that the loans were recorded, processed, summarized and reported correctly and within the requisite time periods in the Company’s financial statements as at April 1, 2017, and we believe that our Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

To remedy the deficiency in internal control over financial reporting, the Board of Directors has, on the Audit Committee’s recommendation, imposed monetary sanctions on the chief executive officer and chief financial officer. The officers have reviewed and acknowledged their understanding of, and intention to comply with, the applicable internal controls. In addition, the Company is providing additional training to the finance department employees to ensure that the documented controls are followed.  Our principal executive officer and principal financial officer have identified no other change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

None.

ITEM 1A	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

The Company believes that the following represent the most significant risk factors related to its business, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

We have incurred operating losses and reduced cash flow, and we anticipate that we will need to raise additional funds to finance operations.

We have experienced operating losses during the last two fiscal quarters as well as our last fiscal year, as well as declines in cash flows from operating activities. This negative performance was largely due to difficult conditions in our traditional controls markets and continuing investment in research and development expense associated with the delivery of the engineering phase of our project pipeline, both of which conditions are expected to continue. We anticipate needing to raise additional capital to fund our operations, including to support our existing and anticipated new research and development activities. The level of our cash needs will depend on numerous factors, principally our ability to grow revenues. If additional funds were raised through the issuance of equity securities or convertible debt securities, it would be dilutive to our stockholders and could result in a decrease in our stock price. If we are unable to secure such additional financing, it will have a material adverse effect on our business and we may have to limit operations.

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

Index
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

Capital markets are cyclical and weakness in the U.S. and international economies may harm our business.

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

Ten customers accounted for 51% of the Company’s revenues for the six months ended April 1, 2017 and the largest customer accounted for 17% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

The Company has substantial sales and operations outside the U.S. that could be adversely affected by changes in international markets.

A significant portion of our operations is located, and a significant portion of our business comes from, outside the U.S. Accordingly, our performance could be adversely affected by economic downturns in Europe or the Far East as well as in the U.S. A consequence of significant international business is that a large percentage of our revenues and expenses are denominated in foreign currencies that fluctuate in value versus the U.S. dollar. Significant fluctuations in foreign exchange rates can and do have a material impact on our financial results, which are reported in U.S. dollars. Other risks associated with international business include: changing regulatory practices and tariffs; staffing and managing international operations, including complying with local employment laws; longer collection cycles in certain areas; and changes in tax and other laws.

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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $854,000 in 2017 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

In the controls segment, the majority of the Company’s finished product is produced in two separate plants in Poland and Malaysia; these plants are owned by sub-contractors. The capacitors business is located in a single plant in Wales and the chargers business is located in a single plant in Italy. In the event that any of these plants was to be damaged or destroyed, there is no certainty that the Company would be able to establish alternative facilities in time to meet customer demand. The Company does carry property damage and business interruption insurance but this may not cover certain lost business due to the long-term nature of the relationships with many customers.

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

The Company has a five year credit facility with MPS Bank under which it has drawn €14,000,000 ($15,018,000 as of April 1, 2017). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company  from the issuance and sale of equity securities during such twelve-month  period, of not greater than 3.5:1 through September 30, 2017, and thereafter not greater than 3.0:1. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operations.

We may have inadvertently violated Section 13(k) of the Exchange Act and may be subject to sanctions as a result.

Section 13(k) of the Securities Exchange Act of 1934 (Section 402 of the Sarbanes-Oxley Act) provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. We overlooked this prohibition and inadvertently made loans to our chief executive and chief financial officers in February 2017 that may have violated Section 13(k). The loans were repaid in April 2017 as soon as they came to the attention of our Board of Directors. Issuers who are found to have violated Section 13(k) may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Risk relating to the U.K.’s decision to withdraw from membership in the European Union

The result of the referendum on the U.K.’s membership in the European Union (E.U.) (referred to as Brexit), voting in favor of the exit of the U.K. from the European Union, has caused and could continue to cause disruptions to and have an adverse effect on our business, financial results and operations. Any agreements the U.K. makes to retain access to E.U. markets could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, the referendum result could lead to legal uncertainty and potentially divergent national laws and regulations that could, at a minimum, increase our costs.

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

The following are certain important additional risks related to an investment in our securities:

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

SEVCON, INC.

Date: May 16, 2017	By: /s/ Paul N. Farquhar
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