Form 10-Q
period 2017-07-01
SEVCON, INC.
filed 2017-08-14
CIK 825411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common stock, par value $.10	5,693,408

Index
SEVCON, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2017

Index
PART I.	FINANCIAL INFORMATION

Item 1 Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

(in thousands of dollars except share and per share data)
	July 1, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$2,318	$14,127
Trade receivables, net of allowances for doubtful accounts of $247 at July 1, 2017 and $243 at September 30, 2016	15,243	11,499
Other receivables	1,213	694
Inventories	17,072	13,666
Prepaid expenses and other current assets	4,723	3,602
Total current assets	40,569	43,588

Property, plant and equipment, net	4,996	3,843
Long-term deferred tax assets	5,716	4,289
Intangible assets, net	8,971	9,185
Goodwill	8,142	7,794
Other long-term assets	392	274
Total assets	$68,786	$68,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,223	$10,604
Accrued expenses	6,243	4,931
Accrued income taxes	275	66
Dividends payable	-	216
Debt to related parties	-	300
Short-term bank debt	800	-
Total current liabilities	22,541	16,117

Long-term bank debt, net	15,013	15,512
Long-term related party debt	1,626	1,558
Long-term pension benefit liablilities	10,702	11,511
Long-term deferred tax liabilities	1,553	1,517
Other long-term liabilities	1,075	987
Total liabilities	52,510	47,202

Commitments and contingencies (Note 19)

Stockholders' equity:
Convertible preferred stock, par value $.10 per share - 1,000,000 shares authorized; 422,433 and 448,705 shares issued and outstanding at July 1, 2017 and September 30, 2016, respectively	42	45
Common stock, par value $.10 per share - 20,000,000 shares authorized; 5,689,361 and 5,341,513 shares issued and outstanding at July 1, 2017 and September 30, 2016, respectively	569	534
Common stock warrants	2,085	2,095
Additional paid in capital, common stock	20,716	19,151
Additional paid in capital, preferred stock	8,466	8,990
Retained earnings (accumulated deficit)	(3,366)	4,344
Accumulated other comprehensive loss	(12,121)	(13,420)
Total parent stockholders' equity	16,391	21,739
Non-controlling interest	(115)	32
Total stockholders’ equity	16,276	21,771
Total liabilities and stockholders’ equity	$68,786	$68,973

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

	(in thousands except per share data)
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$18,556	$13,913	$46,771	$36,209
Cost of sales	(13,924)	(9,161)	(35,618)	(23,219)
Gross profit	4,632	4,752	11,153	12,990
Selling, general and administrative expenses	(5,455)	(4,463)	(13,448)	(10,568)
Research and development expenses	(2,465)	(1,212)	(5,733)	(3,419)
Acquisition expenses	-	(8)	-	(1,425)
Operating loss	(3,288)	(931)	(8,028)	(2,422)
Interest expense	(216)	(140)	(496)	(271)
Interest and other income	13	4	49	16
Foreign currency gain (loss)	317	(522)	(301)	(487)
Loss before income tax	(3,174)	(1,589)	(8,776)	(3,164)
Income tax benefit	269	60	1,126	139
Net loss	(2,905)	(1,529)	(7,650)	(3,025)
Net loss attributable to non-controlling interests	14	84	147	131
Net loss attributable to Sevcon, Inc. and subsidiaries	(2,891)	(1,445)	(7,503)	(2,894)
Preferred share dividends	(102)	(93)	(299)	(327)
Net loss attributable to common stockholders	$(2,993)	$(1,538)	$(7,802)	$(3,221)
Net loss per ordinary share - basic	$(0.56)	$(0.38)	$(1.47)	$(0.84)
Net loss per ordinary share - diluted	$(0.56)	$(0.38)	$(1.47)	$(0.84)
Weighted average shares used in computation of earnings per share:
Basic	5,366	4,070	5,291	3,828
Diluted	5,366	4,070	5,291	3,828

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net loss attributable to Sevcon, Inc. and subsidiaries	$(2,891)	$(1,445)	$(7,503)	$(2,894)
Other comprehensive loss:

Foreign currency translation adjustment	10	(71)	1,095	(160)

Defined benefit pension plans: Actuarial loss net of $24 and $68 tax benefit for three and nine months ended, respectively, (2016: Actuarial loss net of $39 and $74 tax benefit for three and nine months ended, respectively)	72	89	204	203
Comprehensive loss	$(2,809)	$(1,427)	$(6,204)	$(2,851)

The accompanying notes are an integral part of these consolidated financial statements.

Index
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

	(in thousands of dollars)
	Nine Months Ended
	July 1, 2017	July 2, 2016
Cash flow from operating activities:
Net loss	$(7,650)	$(3,025)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,524	1,546
Stock-based compensation	1,037	527
Pension contributions greater than pension expense	(499)	(114)
Deferred tax benefit	(1,427)	(139)
(Decrease)/Increase in bad debt provision	(1)	55

Changes in operating assets and liabilities:
Trade receivables	(3,846)	912
Other receivables	(198)	(90)
Inventories	(3,270)	(4,141)
Prepaid expenses and other current assets	(1,353)	(1,930)
Accounts payable	4,341	(424)
Accrued expenses	1,250	(1,744)
Accrued income taxes	659	926
Bank overdraft	-	109
Net cash used by operating activities	(9,433)	(7,532)

Cash flow used by investing activities:
Acquisition of property, plant and equipment	(1,792)	(1,043)
Acquisition of subsidiary, net of cash acquired	-	(9,255)
Net cash used by investing activities	(1,792)	(10,298)

Cash flow (used by) generated from financing activities:
Net debt borrowings	(300)	14,716
Dividends paid	(423)	(434)
Purchase and retirement of common stock	-	(222)
Debt issuance costs	(484)	-
Proceeds from issuance of common stock, net	27	-
Net cash (used by) generated from financing activities	(1,180)	14,060

Effect of exchange rate changes on cash	596	(5)
Net decrease in cash	(11,809)	(3,775)
Beginning balance - cash and cash equivalents	14,127	8,048
Ending balance - cash and cash equivalents	$2,318	$4,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$99	$197
Cash paid for interest	$373	$245
Change in accrual of dividend payable	$(216)	$-
Conversion of preferred stock to common stock	$527	$62
Cashless stock option exercise	$133	$-

Investment in subsidiary, net of cash acquired:
Cash consideration	$-	$10,832
Cash acquired	-	(1,577)
Net cash investment in subsidiary	$-	$9,255

Issuance of common stock in acquisition of subsidiary	$-	$4,760

The accompanying notes are an integral part of these consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sevcon, Inc. and Subsidiaries

(1)	Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Sevcon, Inc. ( the “Company”) and subsidiaries as of July 1, 2017 and the results of operations and cash flows for the three and nine-month periods ended July 1, 2017. The accompanying unaudited consolidated financial statements should be read in conjunction with the 2016 annual consolidated financial statements and related notes included in the 2016 Sevcon, Inc. Annual Report filed on Form 10-K (“2016 10-K”). The results of operations for the three and nine-month periods ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year.

During the nine-month period ended July 1, 2017 the Company experienced an operating loss of $8,028,000 and a decrease in cash of $11,809,000 from $14,127,000 at September 30, 2016 to $2,318,000 at July 1, 2017. This negative performance largely reflected difficult conditions in the Company’s traditional controls markets and continuing investment in research and development expense associated with the delivery of the engineering phase of the Company’s new project pipeline. At July 1, 2017 the Company had net current assets of $18,028,000 including cash of $2,318,000. Against this background, management has conducted a review of the Company’s cash requirements for the next twelve months taking into account existing cash resources, forecasted cash from future operations and existing borrowing facilities. In addition, the Company has explored its options to secure further financing. Based on this assessment of the Company’s cash requirements and the financing it believes is available, management believes that the group has sufficient funds available for the next twelve months for its activities under execution.

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

Index
Effective July 13, 2017, the Company acquired the remaining 50% of Sevcon New Energy Technology (Hubei) Company Limited for a purchase price of $5,000,000. In doing so, the Company agreed to terminate its equity joint venture with Xuchang Fuhua Glass Co. Ltd (“Fuhua Glass”), a Chinese limited liability company. The Company also agreed to reimburse Fuhua Glass for the taxes paid by it in relation to the equity transfer in an amount not to exceed $1,173,675, as well as certain ancillary fees. Upon the consummation of the acquisition, Sevcon New Energy Technology (Hubei) Company Limited became a “wholly foreign-owned enterprise” under Chinese law. As of July 1, 2017, the closing conditions had not been satisfied and as such Sevcon New Energy Technology (Hubei) Company Limited was accounted for as a joint-venture subsidiary during the period ended July 1, 2017.

(2)	Proposed Merger

On July 14, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BorgWarner Inc., a Delaware corporation (“BorgWarner”), and BorgWarner’s wholly-owned subsidiary, Slade Merger Sub Inc., a Delaware corporation (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of BorgWarner. Pursuant to the Merger Agreement, at the effective time of the Merger, (i) each share of common stock, par value $0.10 per share of the Company issued and outstanding immediately prior to the effective time of the Merger (each, a “Common Share”) (other than (A) any Common Shares owned by BorgWarner, Merger Sub or the Company, or by any subsidiary of BorgWarner, Merger Sub or the Company, in each case except to the extent held by any such person on behalf of a third party and (B) any shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be cancelled and converted into the right to receive cash in an amount, without interest, equal to $22.00, and (ii) if the Charter Amendment (as described below) becomes effective, each share of Series A Convertible Preferred Stock, par value $0.10 per share of the Company issued and outstanding immediately prior to the effective time of the Merger (each of which is convertible into three Common Shares) (each, a “Preferred Share”) (other than (A) any Preferred Shares owned by BorgWarner, Merger Sub or the Company, or by any subsidiary of BorgWarner, Merger Sub or the Company, in each case except to the extent held by any such person on behalf of a third party and (B) any shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be cancelled and converted into the right to receive cash in an amount, without interest, equal to $66.00. Immediately prior to the effective time of the Merger, the board of directors of the Company intends to declare and pay a special dividend on the Preferred Shares representing the amount of the accrued and unpaid dividends on the Preferred Shares.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding Common Shares, (ii) the approval of an amendment to the Company’s amended and restated certificate of incorporation to provide that, at the effective time of the Merger, each holder of Preferred Shares will be entitled to receive the consideration provided for in the Merger Agreement for each Preferred Share owned by such holder (the “Charter Amendment”), by the holders of a majority of the outstanding Common Shares and a majority of the outstanding Preferred Shares, voting as separate classes, (ii) the receipt of the approval of the Austrian Federal Competition Authority, (iii) the receipt from each holder of outstanding warrants to purchase Common Shares of an agreement with the Company in a form attached to the Merger Agreement agreeing to cancel such warrants in exchange for an amount equal to the product of the per Common Share merger consideration ($22.00) and the number of shares issuable upon exercise of such warrants, less the aggregate exercise price for such warrants, (iv) no more than 10% of the Common Shares and Preferred Shares (on an as if converted to common stock basis) having exercised appraisal rights and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance with its agreements and covenants contained in the Merger Agreement and (c) the absence of any law, ordinance, rule, regulation, order, judgment or decree being in effect that restrains or enjoins, or otherwise prohibits or makes illegal, the consummation of the Merger or the Charter Amendment.

The Merger Agreement includes customary representations, warranties and covenants of the Company, BorgWarner, and Merger Sub. The Company has agreed to operate its business in all material respects in the ordinary course of business consistent with past practice until the completion of the Merger. The Company has also agreed not to solicit, initiate or knowingly encourage, or knowingly induce or facilitate, proposals regarding alternative transactions and to certain restrictions on its ability to respond to any such proposals. BorgWarner and Merger Sub have agreed to use reasonable best efforts to obtain approval of the proposed transactions under any applicable Antitrust Laws (as defined in the Merger Agreement), as more fully set forth in and subject to the terms and conditions of the Merger Agreement.

Index
The Company may terminate the Merger Agreement prior to the approval of the Merger by the common stock holders should the Company receive a “Superior Proposal”, being an unsolicited alternative acquisition proposal from a third party that the board of directors of the Company has determined is superior to the Merger. In certain circumstances, the Company has agreed to pay to BorgWarner a termination fee in connection with the termination of the Merger Agreement. The Company must pay BorgWarner the termination fee in the event that the Merger Agreement is terminated by BorgWarner following a change of recommendation by the board of directors of the Company or if the Company terminates the Merger Agreement to enter into a Superior Proposal, in each case, as is described in further detail in the Merger Agreement. Under certain additional circumstances described in the Merger Agreement, the Company must also pay BorgWarner the termination fee if the Merger Agreement is terminated and, within twelve months following such termination, (i) the Company enters into a definitive agreement for, or consummates, a transaction of the type described in the relevant provisions of the Merger Agreement, or (ii) the Company’s board of directors recommends to stockholders an alternative acquisition proposal for a transaction of the type described in the relevant provisions of the Merger Agreement and, subsequent to making such recommendation, consummates the proposal so recommended to Company stockholders. In addition, under certain circumstances described in the Merger Agreement, the Company must also pay BorgWarner the expense reimbursement amount if the Merger Agreement is terminated. The termination fee is $1,600,000 if it becomes payable in connection with a Superior Proposal on or prior to 11:59 p.m., Chicago Time, on August 31, 2017 (and in certain other limited circumstances described in the Merger Agreement), and, otherwise, the termination fee is $4,800,000. The expense reimbursement amount is $2,400,000.

The parties to the Merger Agreement are also entitled to an injunction or injunctions to prevent breaches of the Merger Agreement, and to enforce specifically the terms of the Merger Agreement.

In addition, concurrently with the execution of the Merger Agreement, Company stockholders Meson Capital LP, Meson Constructive Capital LP and Ryan J. Morris (which we refer to collectively as Meson Capital) and Bassi Holding S.r.l. entered into separate voting and support agreements with BorgWarner. Under the voting and support agreements, Meson Capital and Bassi Holding S.r.l agreed, on the terms and subject to the conditions set forth in the voting and support agreements, to vote all Company shares owned by them in favor of the adoption of the Merger Agreement and the Charter Amendment and the approval of the transactions contemplated by the Merger Agreement, including the Merger, and any other matter to be approved by the stockholders of the Company to facilitate such transactions. In addition, they agreed not to vote in favor of any alternative transactions, and to be subject to the restrictions on the solicitation or initiation of other acquisition proposals and on engaging in discussions regarding such proposals as are applicable to the Company’s representatives pursuant to the Merger Agreement, and certain restrictions on the transfer of shares of our Common Shares or Preferred Shares. Also, each of our directors (other than Ryan J. Morris, who executed a voting and support agreement in his capacity as a principal of Meson Capital) and our director emeritus entered into separate support agreements with BorgWarner, in which they agreed, on the terms and subject to the conditions set forth in the support agreements, to be subject to the restrictions on the solicitation or initiation of other acquisition proposals and on engaging in discussions regarding such proposals as are applicable to the Company’s representatives pursuant to the merger agreement, and certain restrictions on the transfer of our Common Shares or Preferred Shares. Each of the voting and support agreements and the support agreements automatically terminates upon the termination of the Merger Agreement.

The board of directors of the Company unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, upon the terms and subject to the conditions set forth therein, and the Charter Amendment, (ii) determined that the Merger Agreement, the Charter Amendment and the transactions contemplated by the Merger Agreement, including the Merger, are fair to, and in the best interests of, the Company and its stockholders and (iii) adopted a resolution recommending that the Merger Agreement and the Charter Amendment be adopted by the stockholders of the Company in accordance with the provisions of the Delaware General Corporation Law.

(3)	Summary of significant accounting policies

There have been no changes since the end of 2016 to the significant accounting policies followed by Sevcon, Inc. and subsidiaries.

Index
(4)	Acquisition

Bassi Unipersonale S.r.l (“Bassi”)

On January 26, 2016, the Company acquired Bassi which designs, manufactures and sells battery chargers for electric vehicles, power management and uninterrupted power source systems for industrial, medical and telecom applications, as well as electronic instrumentation for battery laboratories. This acquisition enables the Company to expand its addressable share of the high-growth electrification market and enhance earnings by adding an immediately accretive business. The total consideration for the transaction was approximately $19,100,000 which consisted of approximately $10,800,000 cash, $4,800,000 value of the Company’s common stock and $3,500,000 at fair value of assumed dividends payable to Bassi Holding, the former owner of Bassi. The Company acquired approximately $10,200,000 of intangible assets, which primarily consisted of customer relationships, $6,400,000 of goodwill and $2,500,000 of other assets, net of liabilities. The Company is required to distribute approximately $3,500,000 of assumed dividends in increments over a three-year period, post-closing.

The Company accounted for this acquisition as a business combination using the acquisition method of accounting. During the three and nine-month periods ended July 1, 2017 the Company recognized no expense for acquisition-related items. During the three and nine-month periods ended July 2, 2016 the Company recognized expense for acquisition-related items, of $8,000 and $1,425,000 respectively.

For more information on this acquisition, refer to Note 2 to the consolidated financial statements included in the Company’s 2016 10-K.

Pro Forma Summary

The unaudited consolidated pro forma results for the three and nine-month periods ended July 1, 2017 and July 2, 2016 are shown below.  The pro forma consolidated results combine the results of operations of the Company and Bassi as though Bassi had been acquired on October 1, 2015 and include amortization charges for the acquired intangibles and interest expense related to the Company’s borrowings to finance the acquisition. The unaudited pro forma results for the three and nine-month periods ended July 2, 2016 were adjusted to include $279,000 and $814,000 respectively, of intangible assets amortization expense associated with the business combination and $129,000 and $382,000, respectively, of interest expense relating to the credit facility entered into in order to partially fund the Bassi acquisition, and to exclude $8,000 and $1,425,000, respectively, of acquisition-related expense. The unaudited pro forma results for the three and nine-month periods ended July 1, 2017 were adjusted to exclude $1,100,000 of transaction costs.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2015.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue	$18,556	$13,913	$46,771	$41,446
Net loss	(1,805)	(1,072)	(6,550)	(1,394)

(5)	Stock-based compensation plans

Under the Company’s 1996 Equity Incentive Plan (the “Plan”) there were 69,641 shares reserved and available for grant at July 1, 2017. There were 12,165 options exercised in 2017.

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

The weighted average input assumptions used and resulting fair values of stock options previously issued at July 1, 2017, were as follows:

July 1, 2017

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

Performance-based awards

Stock options:

In December 2015, the Compensation Committee awarded performance-based equity compensation to nine executives and managers, including the principal executive officer and principal financial officer, consisting of 38,460 shares in the form of stock options. The performance options have an exercise price of $9.94 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, December 16, 2015, and the preceding four trading days. The performance options will vest subject to the Company meeting an earnings per share target applicable to fiscal year 2018 set by the Compensation Committee so long as the employee is then employed by the Company.  The Company estimated the fair value of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $185,000 and is being recognized over the requisite service period of the award. The unrecognized compensation is being expensed over three years. The expense for these employee stock option grants was $14,844 and $43,663 for the three and nine-month periods ended July 1, 2017, respectively. The expense for these employee stock option grants was $13,505 and $29,766 for the three and nine-month periods ended July 2, 2016, respectively.

Index
In February 2017, the Compensation Committee awarded performance-based equity compensation to five executives and managers, consisting of 2,800 shares in the form of stock options. The performance options have an exercise price of $11.86 per share, representing the average of the highest intraday bid and ask quotes for the Company’s common stock on the date of grant, February 7, 2017, and the preceding four trading days. The performance options will vest on the later of the third anniversary of the grant date or the date the Compensation Committee determines that the Company has met the earnings per share target for fiscal year 2018. The Company estimated the fair value of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $7,000 and is being recognized over the requisite service period of the award. The unrecognized compensation is being expensed over three years. The expense for these employee stock option grants was $1,762 and $2,772 for the three and nine-month periods ended July 1, 2017, respectively.

A summary of performance-based option activity under the Plan as of July 1, 2017, and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2016	38,460	$9.94	4.21	$-
Granted	2,800	11.86	2.86	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding at July 1, 2017	41,260	$10.07	3.54	$-
Exercisable	-	-	-	-
Vested and expected to vest	38,693	$10.07	3.54	$-

Restricted stock:

In December 2015, the Company granted 11,540 shares of restricted stock to four employees which will vest subject to the Company achieving the same earnings per share target applicable to fiscal year 2018 as for the stock options disclosed above, so long as the employee is then employed by the Company. The estimated fair value of the stock on the date of the grant was $116,000 based on the fair market value of stock on the date of issue. The unrecognized compensation is being expensed over three years. Management has assessed the performance criteria relating to these grants and concluded they are likely to be met. Accordingly, the relevant portion of the expense has been recorded through July 1, 2017. The expense for these restricted stock grants was $9,301 and $27,358 for the three and nine-month periods ended July 1, 2017, respectively. The expense for these grants was $8,080 and $17,877 for the three and nine-month periods ended July 2, 2016, respectively.

In March 2017, the Company granted 80,000 shares of restricted stock to two executives, which will vest subject to the Company achieving one or both financial targets for the 2017, 2018 and 2019 fiscal years. The shares of restricted stock shall be divided into six equal tranches (two per year). The estimated fair value of the stock on the date of the grant was $1,106,534 based on the fair market value of stock on the date of issue. The unrecognized compensation is being expensed over three years. Management has assessed the performance criteria relating to these grants and concluded they are likely to be met. Accordingly, the relevant portion of the expense has been recorded through July 1, 2017. The expense for these restricted stock grants was $202,332 and $259,391 for the three and nine-month periods ended July 1, 2017, respectively.

Index
Time-based awards

Stock options:

In August 2016, the Board of Directors awarded the Executive Chairman equity compensation consisting of stock options to purchase 56,700 shares. The options were granted in two tranches. The first tranche, consisting of 36,496 options with an exercise price of $10.93 per share, would vest in twelve substantially equal monthly installments beginning September 2016, and the second tranche, consisting of 20,204 options with an exercise price of $12.35 per share, would vest in twelve substantially equal monthly installments beginning September 2017, in each case so long as the director is in the position of Executive Chairman.  The Company estimated the fair value of its stock options using the Black-Scholes-Merton option-pricing model. The estimated fair value of the stock options on the date of the grant was $211,000.  The Executive Chairman position was terminated on December 6, 2016, as a result of which 12,165 vested options were exercisable for three months, and all un-vested options expired. On February 7, 2017 the director exercised 12,165 options via a cashless exercise in which 8,474 shares were surrendered to pay the exercise price. In the three months ended July 1, 2017 there was a reversal of expense of $9,694 and in the nine months ended July 1, 2017 there was an expense of $20,890, in respect of these stock options grants.

A summary of time-based option activity under the Plan as of July 1, 2017, and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	12,165	$10.93	4.08	$-
Granted	-	-	-	-
Exercised	(12,165)	(10.93)	-	-
Outstanding at July 1, 2017	-	$-	-	$-
Exercisable	-	-	-	-
Vested	-	$-	-	$-

Restricted stock:

In February 2016, the Company granted 29,700 shares of restricted stock, representing 3,300 shares to each of the non-employee directors and the then emeritus directors of the Company, 26,400 of which vested on February 6, 2017. The aggregate fair value of the stock measured on the date of the grant was $292,000 based on the closing sale price of the stock on the date of grant. Compensation expense was recognized on a straight-line basis over the twelve-month period to February 2017.  The expense for these restricted stock grants was $0 and $108,020 for the three and nine-month periods ended July 1, 2017, respectively. The expense for these restricted stock grants was $64,812 and $86,416 for the three and nine-month periods ended July 2, 2016, respectively.

In February 2017, the Company granted 145,000 shares of restricted stock to eleven employees, which will vest one-third each year on the third business day after the announcement of the Company’s results for the first quarter of fiscal 2018, 2019 and 2020. The aggregate fair value of the stock measured on the date of the grant was $2,039,020 based on the closing sale price of the stock on the date of grant. Compensation expense is being recognized on a straight-line basis over the period during which the forfeiture conditions lapse. The expense for these restricted stock grants was $169,918 and $226,558 for the three and nine-month periods ended July 1, 2017, respectively.

In February 2017, the Company granted 24,800 shares of restricted stock, representing 3,100 shares to each of the non-employee directors and the emeritus director of the Company, which will vest on the day before the 2018 annual general meeting providing that the grantee remains a director or an emeritus director of the Company, or as otherwise determined by the Compensation Committee.  The aggregate fair value of the stock measured on the date of the grant was $344,244 based on the closing sale price of the stock on the date of grant.  Compensation expense is being recognized on a straight-line basis over the twelve-month period during which the forfeiture conditions lapse. The expense for these restricted stock grants was $86,056 and $114,741 for the three and nine-month periods ended July 1, 2017, respectively.

Index
In March 2017, the Company granted 12,800 shares of restricted stock representing 1,600 shares to each of the non-employee directors and the emeritus director of the Company, which will vest on the day before the 2018 annual general meeting providing that the grantee remains a director or an emeritus director of the Company, or as otherwise determined by the Compensation Committee. The aggregate fair value of the stock measured on the date of the grant was $192,000 based on the closing sale price of the stock on the date of grant. Compensation expense is being recognized on a straight-line basis over the twelve-month period during which the forfeiture conditions lapse. The expense for these restricted stock grants was $48,000 and $64,000 for the three and nine-month periods ended July 1, 2017, respectively.

For the purposes of calculating average issued shares for basic earnings per share, these shares are only considered to be outstanding when the forfeiture conditions lapse and the shares vest.

A summary of restricted stock and stock option activity, including both performance-based awards and time-based awards, for the nine-month period ended July 1, 2017, is as follows:

	Number of shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2016	138,940	$6.50
Granted	262,600	$15.03
Vested	(86,400)	$7.44
Non-vested balance as of July 1, 2017	315,140	$13.35

	Number of shares subject to Stock Options	Weighted Average Grant-Date Fair Value
Non-vested balance as of September 30, 2016	50,625	$4.67
Granted	2,800	$2.65
Exercised	(12,165)	$4.39
Non-vested balance as of July 1, 2017	41,260	$4.62

Stock-based compensation expense was $555,000 and $1,037,000 for the three and nine-month periods ended July 1, 2017, respectively.  Stock-based compensation expense was $169,000 and $527,000 for the three and nine-month periods ended July 2, 2016, respectively. At July 1, 2017, there was approximately $3,237,000 of unrecognized compensation expense related to restricted stock granted under the Plan. The Company expects to recognize that cost over a weighted average period of 2 years.

Under the merger agreement with BorgWarner, at the effective time of the merger, each share of restricted stock and each stock option will be cancelled and converted into the right to receive (a) for each share of restricted stock, $22.00, and (b) for each share subject to an option, an amount equal to the excess of $22.00 over the applicable per share exercise price of the option, in each case less any applicable withholding taxes.  Payment of the foregoing amounts will be made (a) for options and restricted stock that would have vested in accordance with their terms at the effective time of the merger or on or before December 31, 2018 (assuming the holder’s continued employment or service and achievement of any applicable performance-based vesting conditions), the payment will be made promptly following the effective time of the merger, and (b) for options and restricted stock that, in accordance with their terms, would not vest at the effective time of the merger and would have vested on or after January 1, 2019 (assuming the holder’s continued employment or service through the date on which the options are scheduled to become vested and the achievement of any applicable performance based vesting conditions), the payment will vest and become payable in accordance with the vesting schedule applicable to the original award, except that any performance-based vesting conditions applicable to such award will no longer apply and the award will be treated as subject to service-based vesting only, with vesting occurring at the time the original performance vesting condition could have been satisfied. Accordingly, payment will be made promptly following the effective time of the merger with respect to approximately 71% of the shares subject to outstanding stock options and restricted stock awards, and payment will be deferred consistently with the existing vesting provisions with respect to approximately 29% of the shares subject to outstanding stock options and restricted stock awards. With respect to the options and restricted stock awards for which payment will be deferred, pro rata option payments may be made in connection with certain qualifying terminations of employment.

Index
(6)	Common Stock Warrants

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

(7)	Cash dividends

Common stock dividends – The Board of Directors suspended common stock dividends in 2009.

Preferred Stock dividends - At July 1, 2017 there were 422,433 shares of Series A Convertible Preferred Stock issued and outstanding. The preferred stock, which has a stated value of $24 per share, pays a 4% cumulative annual dividend semi-annually on October 15 and April 15 each year. A semi-annual dividend of $207,018 was paid on April 17, 2017.  The next semi-annual dividend will be paid on October 16, 2017, or immediately before the closing under the Merger Agreement, if earlier.

(8)	Calculation of earnings per share and weighted average shares outstanding

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

For the calculation of basic and diluted net loss per common share for the three-month period ended July 1, 2017, approximately 1,267,000 shares of common stock issuable on conversion of our Series A Convertible Preferred Stock, approximately 315,000 shares of un-vested restricted stock and approximately 41,000 outstanding stock options were not included in the computation of diluted earnings per share because that would have been anti-dilutive for the period presented.

For the calculation of basic and diluted net loss per common share for the nine-month period ended July 1, 2017, approximately 1,302,000 shares of common stock issuable on conversion of our Series A Convertible Preferred Stock, approximately 209,000 shares of un-vested restricted stock and approximately 46,000 outstanding stock options were not included in the computation of diluted earnings per share because that would have been anti-dilutive for the period presented.

Index
Basic and diluted net loss per common share for the three and nine-month periods ended July 1, 2017 and July 2, 2016, is calculated as follows:

	(in thousands of dollars except per share data)
	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net loss attributable to common stockholders	$(2,993)	$(1,538)	$(7,802)	$(3,221)

Denominator:
Weighted average shares used in calculating net loss per ordinary share - basic	5,366	4,070	5,291	3,828
Weighted average shares used in calculating net loss per ordinary share - diluted	5,366	4,070	5,291	3,828
Net loss per ordinary share - basic	$(0.56)	$(0.38)	$(1.47)	$(0.84)
Net loss per ordinary share - diluted	$(0.56)	$(0.38)	$(1.47)	$(0.84)

(9)	Segment information

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

The significant accounting policies of the segments are the same as those described in Note 3 and in 2016 10-K Note 1. Inter-segment revenues are accounted for at current market prices. The Company evaluates the performance of each segment principally based on operating income. The Company does not allocate corporate expense, acquisition expenses, interest expense, foreign currency translation gain/losses, interest income or income taxes to segments.

Information concerning operations of the reportable segments is as follows:

		(in thousands of dollars)
		Three months ended July 1, 2017
	Controls	Capacitors	Chargers	Corporate	Total
Sales	9,822	500	8,234	-	18,556
Operating income (loss)	(2,497)	64	520	(1,375)	(3,288)
Identifiable assets, excluding goodwill	34,561	962	23,449	1,672	60,644
Goodwill	1,435	-	6,707	-	8,142

		Three months ended July 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales	8,462	405	5,046	-	13,913
Operating income (loss)	(511)	(5)	(257)	(158)	(931)
Identifiable assets, excluding goodwill	38,149	901	8,715	3,853	51,618
Goodwill	1,435	-	7,169	-	8,604

Index
		(in thousands of dollars)
		Nine months ended July 1, 2017
	Controls	Capacitors	Chargers	Corporate	Total
Sales	25,043	1,193	20,535	-	46,771
Operating income (loss)	(6,641)	86	708	(2,181)	(8,028)
Identifiable assets, excluding goodwill	34,561	962	23,449	1,672	60,644
Goodwill	1,435	-	6,707	-	8,142

		Nine months ended July 2, 2016
	Controls	Capacitors	Chargers	Corporate	Total
Sales	25,968	1,215	9,026	-	36,209
Operating income (loss)	(449)	(61)	9	(1,921)	(2,422)
Identifiable assets, excluding goodwill	38,149	901	8,715	3,853	51,618
Goodwill	1,435	-	7,169	-	8,604

Revenues by region below are based on the location of the business selling the products rather than the destination of the products.

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
U.S. sales	$5,283	$3,924	$13,481	$11,621
Foreign sales:
U.K.	2,342	2,518	6,171	9,225
Italy	7,975	5,046	20,162	9,026
France	2,272	2,307	5,672	5,840
China	684	118	1,285	497
Total foreign sales	13,273	9,989	33,290	24,588
Total sales	$18,556	$13,913	$46,771	$36,209

Long-term assets by region below are as follows:

	(in thousands of dollars)
	July 1, 2017	September 30, 2016
U.S. long-term assets:	$2,490	$2,224
Foreign long-term assets:
U.K.	7,919	5,891
Italy	16,934	16,580
France	374	302
Korea, Japan, China	461	388
Canada	39	-
Total foreign long-term assets	25,727	23,161
Total long-term assets	$28,217	$25,385

Index
(10)	Research and development

The cost of research and development programs is charged against income as incurred and amounted to $2,465,000 and $5,733,000 for the three and nine-month periods ended July 1, 2017, respectively, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives as well as research and development expense associated with engineering services revenue recorded in cost of sales. The cost of research and development programs amounted to $1,212,000 and $3,419,000 for the three and nine-month periods ended July 2, 2016, respectively, net of U.K. government grants received, “above the line” tax credits arising from U.K. government research and development incentives as well as research and development expense associated with engineering services revenue recorded in cost of sales.

In 2015 the Company was awarded a grant of approximately $625,000 by the U.K. Regional Growth Fund, a U.K. government body.  The grant is to develop an innovative range of low voltage motor controls which are designed to serve the emerging needs for on-road, automotive electrification.  The grant includes a commitment to create or safeguard a total of twenty jobs at the Company’s U.K. facility over the period of the project.  The Company recorded grant income from this project of $0 and incurred research and development expense on this project of $0 for the three months ended July 1, 2017. The Company recorded grant income from this project of $281,000, which was offset against the Company’s research and development expense on this project of $1,206,000, for the nine months ended July 1, 2017. The Company recorded grant income from this project of $21,000, which was offset against the Company’s research and development expense on this project of $90,000, for the three months ended July 2, 2016. The Company recorded grant income from this project of $115,000, which was offset against the Company’s research and development expense on this project of $392,000, for the nine months ended July 2, 2016.

During 2015 through 2017, the Company participated in a U.K. government research and development arrangement which allows U.K. companies to receive an additional available tax credit subject to meeting certain qualifying conditions. The credit is a percentage, which currently ranges from 11% to 14.5% depending on circumstances, of qualifying research and development expenditure in the period. The credit discharges income tax the Company would have to pay or allows companies without an income tax liability to receive a refund payment from the U.K. government. For the three and nine months ended July 1, 2017 the Company recorded $264,000 (three months ended July 2, 2016 - $0) and $615,000 (nine months ended July 2, 2016 - $0), respectively, as a reduction in research and development expense in the unaudited consolidated statements of operations. The Company had an income tax receivable balance of $1,211,000 at July 1, 2017 from this initiative (September 30, 2016 - $985,000), which is included within prepaid expenses and other current assets on the unaudited consolidated balance sheets.

(11)	Income Taxes

The Company’s effective tax rate of 12.8% is significantly lower than the U.S. statutory rate of 34%, primarily due to the fact that certain current year operating losses in the U.K. have been foregone in exchange for a cash refund, and in addition the local statutory rate in certain countries in which the Company operates, notably the U.K. (19%) and Italy, (24%), is lower than the U.S. statutory rate.

During the nine-month period ended July 1, 2017, the Company’s deferred tax assets increased by $1,427,000. The Company continues to assess the need for a valuation allowance against these assets. In assessing the continuing need for a valuation allowance the Company has assessed the available means of recovering its deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income, including a revised estimate of future sources of pre-tax income. The Company has historically had profitable operations. The Company’s current projections reflect future profitable operations. Since the majority of the Company’s deferred tax assets relate to operations in countries where net operating losses have unlimited carry forwards, the Company has concluded that no valuation allowance is required on these deferred tax assets.

During the second quarter of 2017, the U.S. Internal Revenue Service initiated an audit of the Company’s U.S. federal income tax return for the period ended September 30, 2015.  This audit was completed during the third quarter of 2017, resulting in a small assessment of tax payable by the Company.

Index
(12)	Employee benefit plans

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

The Company’s French subsidiary, Sevcon S.A.S., has a liability to pay its employees a service and salary-based award when they leave the Company’s employment at retirement age. This unfunded liability, recorded in accrued expenses, was $227,000 and $198,000 at July 1, 2017 and September 30, 2016, respectively. The obligation to pay this award is a French legal requirement.

The Company’s Italian subsidiary, Bassi S.r.l., has a liability to pay its employees a severance indemnity, ‘Trattamento di fine Rapporto’ (“TFR”) when they leave the Company’s employment.  TFR, which is mandatory for Italian companies, is deferred compensation and is based on the employees’ years of service and the compensation earned by the employee during the service period.  This unfunded liability, recorded in other long-term liabilities, was $1,075,000 and $987,000 at July 1, 2017 and September 30, 2016, respectively.

The following table sets forth the components of the net pension cost for the three and nine-month periods ended July 1, 2017 and July 2, 2016, respectively:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest cost	$201	$304	$621	$885
Service cost	-	49	-	82
Expected return on plan assets	(272)	(281)	(770)	(846)
Amortization of net loss	93	128	271	278
Net periodic benefit cost	22	200	122	399
Cost of defined contribution plans	$122	$105	$360	$388
Net cost of all employee benefit plans	$144	$305	$482	$787

The following table sets forth the movement in the liability for pension benefits, all of which is non-current, in the nine-month period ended July 1, 2017:

(in thousands of dollars)
Nine Months ended
July 1, 2017
Liability for pension benefits at beginning of period	$11,511
Interest cost	621
Expected return on plan assets	(770)
Plan contributions	(621)
Effect of exchange rate changes	(39)
Liability for pension benefits at end of period	10,702

Sevcon, Inc. contributed $150,000 to its frozen U.S. defined benefit plan in the nine months ended July 1, 2017; it presently anticipates contributing an additional $50,000 to fund its U.S. plan during the remainder of fiscal 2017. In addition, employer contributions to the frozen U.K. defined benefit plan were $471,000 in the first nine months and are estimated to total $666,000 in 2017.

The tables below present information about the Company’s pension plan assets measured and recorded at fair value as of July 1, 2017 and September 30, 2016, and indicate the fair value hierarchy of the inputs utilized by the Company to determine the fair values.

Index
	(in thousands of dollars)
July 1, 2017	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)

Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	$-	$12,808	$-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	4,519	-
U.S. Mutual Funds and Fixed Income Funds	3,077	-	-
U.S. Equity Funds	447	-	-
Other Types of Investments	-	-	-
Cash	214	-	-
Total Pension Plan Assets – Fair Value	$3,738	$17,327	$-

	(in thousands of dollars)
September 30, 2016	Level 1* (Quoted prices in active markets)	Level 2** (Significant observable inputs)	Level 3*** (Unobservable inputs)
Adept Strategy 9 Fund (a sub-fund of Adept Investment Management plc)	$-	$13,268	$-
Schroder Matching Plus Nominal and Index Linked Liability Driven Investment Swap Funds (funds managed by Schroder Investment Management Limited)	-	5,335	-
U.S. Mutual Funds and Fixed Income Funds	2,837	-	-
U.S. Equity Funds	400	-	-
Other Types of Investments	-	-	-
Cash	439	-	-
Total Pension Plan Assets – Fair Value	$3,676	$18,603	$-

*	Level 1 investments represent mutual funds for which a quoted market price is available on an active market. These investments primarily hold stocks or bonds, or a combination of stocks and bonds.

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

Index
The estimated benefit payments, which reflect future service, as appropriate, for the years ended September 30 are as follows:

(in thousands of dollars)
2017	$470
2018	488
2019	494
2020	502
2021	499
2022 – 2026	$2,722

(13)	Inventories

Inventory, net of reserve, is comprised of:

	(in thousands of dollars)
	July 1, 2017	September 30, 2016
Raw materials	$7,361	$6,532
Work-in-process	327	266
Finished goods	9,384	6,868
Total inventory, net of reserve	$17,072	$13,666

(14)	Property, Plant and Equipment, net

Property, plant and equipment, net of accumulated depreciation, is comprised of:

	(in thousands of dollars)
	July 1, 2017	September 30, 2016
Property, plant and equipment, gross:
Land and improvements	$18	$18
Buildings and improvements	1,440	1,069
Equipment	13,645	12,166
Total property, plant and equipment, gross	15,103	13,253
Less: accumulated depreciation	(10,107)	(9,410)
Net property, plant and equipment	$4,996	$3,843

(15)	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments, trade receivables, accounts payable and debt. The carrying amount of these financial instruments, other than the debt, approximates their fair value as of July 1, 2017 due to their short-term nature. The fair value of the Company’s long-term bank debt at July 1, 2017 approximated $15,994,000 (the gross carrying value as of July 1, 2017 before the offset of debt issuance costs) based on recent financial market pricing. The bank debt represents a Level 2 liability in accordance with the fair value hierarchy described in Note 12.

Index
(16)	Accrued expenses

Accrued expenses, in excess of 5% of total current liabilities, are as follows:

	(in thousands of dollars)
	July 1, 2017	September 30, 2016
Accrued compensation and related costs	$2,267	$1,945
Deferred revenue	1,230	548
Other accrued expenses	2,746	2,438
Total accrued expenses	$6,243	$4,931

(17)	Warranty reserves

The following table summarizes the warranty reserve activity:

	(in thousands of dollars)
	Three Months ended		Nine Months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Warranty reserves at beginning of period	$360	$249	$332	$278
Warranty expense	34	-	135	5
Acquisition assumed liability	-	-	-	34
Warranty usage	(17)	(6)	(81)	(72)
Currency translation	12	-	3	(2)
Warranty reserves at end of period	$389	$243	$389	$243

(18)	Debt

The Company’s U.K. controls and capacitors subsidiaries each have multi-currency overdraft facilities which together total $1,100,000 and are secured by real estate owned by those companies. In July 2017, the Company’s U.K. bank renewed these facilities for a twelve-month period, although they can be withdrawn on demand by the bank. The facilities were unused at July 1, 2017 and at September 30, 2016.

The Company entered into a €14,000,000 ($15,994,000 at July 1, 2017) credit facility with Banca Monte dei Paschi di Siena S.p.A. (“MPS Bank”) on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the nine-month anniversary of the funding date, without penalty or premium. A change of control (including the closing under the BorgWarner Merger Agreement) would constitute an event of default, triggering acceleration of the repayment obligation. Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  The loan interest rate at July 1, 2017 was 3%. Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio defined as the ratio of consolidation indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company from the issuance and sale of equity securities during such twelve-month  period, of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  Upon entering into the credit facility, the Company drew down €14,000,000 ($15,994,000), which was the total amount outstanding at July 1, 2017.  This amount is shown in the accompanying consolidated balance sheets under long-term debt.

Index
Annual principal payments on bank debt, net of debt issuance costs, and converted to U.S. dollars at the July 1, 2017 exchange rate of $1.1424 Euros per U.S. dollar, are as follows (in thousands of dollars):

2018 – short-term	$800
2018 – long-term	400
2019	1,599
2020	1,599
2021	11,596
15,994
Less: debt issuance costs	(181)
Total	$15,813

On May 22, 2017, the Company entered into a loan agreement with FrontFour Capital Group, LLC (“FrontFour“), pursuant to which FrontFour made a commitment to the Company to provide an unsecured term loan in the principal amount of $10,000,000 (the “Term Loan”). The period of FrontFour’s commitment under the loan agreement began on the date the Company entered into the loan agreement, and terminates on (i) August 22, 2017, or (ii) if the Company chooses to request an extension, November 22, 2017. The Company paid a commitment fee to FrontFour of $450,000. The commitment fee plus $34,000 of associated legal fees have been accounted for as deferred financing costs and are being amortized over the life of the loan agreement. If the Company elects to extend the commitment period, it will be required to pay FrontFour an additional $150,000 extension fee. The interest rate on amounts borrowed under the loan agreement is 10% per annum.

Subsequent to the end of the period, on July 3, 2017, the Company drew down $7,500,000 under the FrontFour loan agreement. The Term Loan, which is pari-passu with the Company’s existing senior credit facility with MPS Bank, will mature and be repayable in full on July 3, 2018; provided that maturity would accelerate upon an event of default, a change of control (including the closing under the BorgWarner Merger Agreement), or the Company’s repayment of all amounts due under the MPS Bank credit facility. The loan agreement provides for mandatory prepayment in the event that the Company receives net cash proceeds from an equity issuance, in an amount equal to such net cash proceeds. The loan agreement also provides for voluntary prepayment at any time without penalty.

The loan agreement imposes customary limitations on the Company’s ability to, among other things, dispose of certain assets other than the sale of inventory in the ordinary course, incur liens, incur additional indebtedness, and engage in transactions with affiliates. The loan agreement also provides for events of default customary for credit facilities of this type, including, but not limited to, bankruptcy, non-payment, breach of covenants, and insolvency. Upon an event of default, the interest rate would be increased and FrontFour may elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable.

(19)	Commitments and Contingencies

Sevcon, Inc. and subsidiaries are involved in various legal proceedings in the ordinary course of business but the Company believes that it is remote that the outcome will be material to operations.

The Company maintains a directors' retirement plan which provides for certain retirement benefits to non-employee directors. Effective January 1997 the plan was frozen and no further benefits are being accrued. While the cost of the plan has been expensed, the plan is not separately funded. The estimated liability which has been recorded based on the cost of buying deferred annuities at July 1, 2017 and September 30, 2016 was $136,000 and $144,000, respectively.

On March 24, 2017 the company entered into a 15-year operating lease for land and buildings at a total commitment of £4,185,000 (approximately $5,435,000). The company is entitled to a rent-free period of 6 months and a further 24 months at half-rent.

Minimum rental commitments under all non-cancelable leases for the years ended September 30 are as follows: 2017 - $271,000; 2018 - $1,041,000; 2019 - $998,000; 2020 - $896,000; 2021 - $865,000 and $6,002,000 thereafter.

The U.K. subsidiaries of the Company have given to RBS NatWest Bank a security interest in certain leasehold and freehold property assets as security for overdraft facilities of $1,100,000 as mentioned in Note 18.

Index
(20)	Changes in Other Comprehensive Loss

The following table illustrates changes in the balances of each component of accumulated other comprehensive loss in fiscal 2017 and 2016:

(in thousands of dollars)
	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance September 30, 2015	(1,274)	(9,730)	(11,004)
Other comprehensive loss	(996)	(1,420)	(2,416)
Balance September 30, 2016	(2,270)	(11,150)	(13,420)
Other comprehensive loss	1,095	204	1,299
Balance July 1, 2017	(1,175)	(10,946)	(12,121)

(21)	Related Parties

Bassi Holding (see Note 4) is considered a related party as a stockholder of the Company.

As of July 1, 2017 and September 30, 2016 there was a net payable balance of $1,626,000 and $1,858,000, respectively, due to Bassi Holding. This debt mainly relates to the dividends payable to Bassi Holding as a result of the acquisition on January 29, 2016 and it excludes rent payable, which is shown below.

During the three and nine months ended July 1, 2017 the Company paid rent to Bassi Holding in the amount of $81,000 and $262,000 respectively. During the three and nine months ended July 2, 2016 the Company paid rent to Bassi Holding in the amount of $83,000 and $138,000 respectively. As of July 1, 2017 and September 30, 2016 the Company owed $56,000 and $84,000, respectively, to Bassi Holding for rent.

During the quarter ended April 1, 2017, the Company’s U.K. subsidiary made short-term loans in amounts ranging from £2,820 to £39,274 to nine employees of that subsidiary to cover the employees’ income tax withholding obligations arising from the vesting of restricted stock. The amounts due to the Company are included in prepaid expenses and other current assets at July 1, 2017. The loans were not approved by the Company’s Board of Directors. They included loans of £39,274 and £28,829 ($49,632 and $36,019 at the contemporary exchange rate), respectively, to the chief executive officer and chief financial officer. The loans to the chief executive officer and chief financial officer were repaid in full, with interest at the Inland Revenue-prescribed market rate of 3% per annum, promptly after they were disclosed to the Board of Directors in connection with the preparation of the Company’s consolidated financial statements for the quarter ended April 1, 2017.

(22)	Subsequent events

In preparing these interim consolidated financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period, the issuance date of these financial statements.

As outlined in Note 1 above, effective July 13, 2017, the Company acquired Fuhua Glass’s entire 50% equity interest in Sevcon New Energy Technology (Hubei) Co., Ltd and terminated its equity joint venture with Fuhua Glass

As outlined in Note 2 above, on July 14, 2017, the Company entered into a Definitive Agreement with BorgWarner Inc. and its wholly-owned subsidiary, Slade Merger Sub Inc., providing for the merger of Slade Merger Sub Inc. with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Borg Warner Inc. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including the approval of the Merger by the holders of a majority of the outstanding Common Shares.

No other material subsequent events were identified that require recognition or disclosure in these financial statements.

Index
(23)	Recent Accounting Pronouncements

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

Index
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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), which provides additional guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for reporting periods beginning after December 15, 2017. The Company is evaluating the potential impact the adoption of this standard on our consolidated financial statements. This guidance will be effective for the Company in fiscal year 2019.

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

CRITICAL ACCOUNTING ESTIMATES

As of July 1, 2017, there have been no material changes to the critical accounting estimates described in the Company’s 2016 10-K. However, if the business and economic realities vary from those assumed in these judgments and estimates, actual operating results may differ materially from the amounts derived from these judgments and estimates. In addition, if the continuing worldwide economic troubles continue to have a negative effect on our business, estimates used in future periods may vary materially from those included in the Company’s previous disclosures.

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

Material Development

On July 14, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BorgWarner Inc. ("BorgWarner") pursuant to which BorgWarner has agreed to acquire Sevcon for $22.00 per share in an all-cash transaction expected to have an enterprise value at closing of approximately $200 million. The transaction is expected to close in the fourth quarter of calendar 2017, subject to certain conditions, including regulatory, shareholder and other related approvals. Further details are provided in Note 2 to the financial statements included with this Quarterly Report on Form 10-Q, as well as in our filings with the Securities and Exchange Commission. We may incur transaction-related costs of approximately $6,500,000 during 2017 as a result of the Merger Agreement.

Index
OVERVIEW OF THIRD QUARTER

Results of Operations

Three months ended July 1, 2017 and July 2, 2016

The following table compares the results by segment for the three months ended July 1, 2017 with the same period in the prior year.

	(in thousands of dollars)
	Three months ended
	July 1, 2017	July 2, 2016	Favorable (unfavorable) Change
Sales:
Controls	$9,822	$8,462	$1,360
Capacitors	500	405	95
Chargers	8,234	5,046	3,188
Total Sales	18,556	13,913	4,643
Gross Profit:
Controls	3,145	3,204	(59)
Capacitors	221	172	49
Chargers	1,266	1,376	(110)
Total Gross Profit	4,632	4,752	(120)
Operating, Research & Development (R&D) and acquisition expenses:
Controls	(5,642)	(3,715)	(1,927)
Capacitors	(157)	(177)	20
Chargers	(746)	(1,633)	887
Unallocated corporate expense and acquisition expenses	(1,375)	(158)	(1,217)
Total operating, R&D and acquisition expenses	(7,920)	(5,683)	(2,237)
Operating loss:
Controls	(2,497)	(511)	(1,986)
Capacitors	64	(5)	69
Chargers	520	(257)	777
Unallocated corporate expense and acquisition expenses	(1,375)	(158)	(1,217)
Total operating loss	(3,288)	(931)	(2,357)
Interest expense	(216)	(140)	(76)
Interest and other income	13	4	9
Foreign currency gain (loss)	317	(522)	839
Loss before income tax	(3,174)	(1,589)	(1,585)
Income tax benefit	269	60	209
Net loss	(2,905)	(1,529)	(1,376)
Net loss attributable to non-controlling interests	14	84	(70)
Net loss attributable to Sevcon, Inc. and subsidiaries	(2,891)	(1,445)	(1,446)
Preferred share dividends	(102)	(93)	(9)
Net loss attributable to common stockholders	$(2,993)	$(1,538)	$(1,455)

Index
Reported revenues in the third quarter of 2017 were $18,556,000 compared to $13,913,000 in the same quarter last year, a 33.4% increase year-on-year. Revenue from the chargers business was $8,234,000 for the third quarter of 2017 compared to $5,046,000 in the same fiscal quarter last year, an increase of 63.2% in the segment revenues year-on-year. Revenues in the controls and capacitors businesses combined were $10,322,000 compared to $8,867,000 in the same fiscal quarter last year, an increase of 16.4%.

In the controls segment, our industrial off-road markets revenue grew 3% compared with the third quarter of 2016, driven largely by a 15% increase in sales to manufacturers of what we term “other electric vehicles”, which includes a wide range of applications. This growth was partly offset by lower sales to the traditional industrial sectors of fork lift truck, aerial work platforms and airport ground support equipment which collectively reduced by 5% from the same period last year.  In the on-road controls segment, sales in the third quarter of 2017 were up 60% in the two-wheel and four-wheel sectors combined, compared to the same period last year, due mainly to improved product shipments in North America and Asia. In Asia, and in our former joint-venture in China in particular, we are starting to see significant growth in sales to manufacturers of on-road electric and hybrid passenger vehicles as OEM’s we have been developing products with in recent years move to volume manufacture. We expect this business to continue to fluctuate from quarter to quarter due to the timing of orders as manufacturers ramp up production.

Our capacitors business saw double digit revenue improvement in the third quarter of 2017 compared with the same period in the prior year, driven largely by improved customer demand from railway signaling customers.

Our Bassi acquisition continues to perform above our expectations with 63.2% revenue growth in the third quarter compared to the same fiscal quarter in the prior year, driven mainly by sales in North America and we anticipate that success to continue into the fourth quarter of 2017.

In terms of geography, revenues were 30% higher in Asia, due mainly to the startup of automotive production in China offset by slower industrial sales in the Far East. In North America, sales were 45% higher than in the same period in 2016, of which increase approximately one third came from the controls segment and two thirds from increased sales to North American chargers customers. Sales in Europe were 15% higher in the third quarter of 2017 compared to the same period last year, reflecting growing sales in the chargers segment partially offset by a single digit decline in sales to industrial customers in the controls segment.

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

We are currently conducting engineering services work on several projects, all of which are expected to go into production in 2017-2018, and beyond. A multi-year project is generally very intense in terms of hours worked for the first twelve months as we develop the product and software. Subsequent time is spent on the refinement of the initial development, product testing, the validation of the product to safety standards and product certification. The customer is not obligated to purchase the product that is developed, but we believe our progress in milestones on an engineering services contract is a good way to assess the likelihood that a production program will commence at some point in the future. In the quarter we added two other contracts to the pipeline of product development and started shipments to one customer of a new Gen5 controller.

Gross profit of $4,632,000 was 25% of sales in the third quarter, compared to $4,752,000 or 34.2% of sales in the same quarter last year. The reduction in the gross profit percentage reflects a higher proportion of sales attributable to the lower margin chargers business in 2017 and also an increasing proportion of engineering services revenue, which is generally at a lower gross profit percentage than product sales. Gross profit in the chargers business was $1,266,000 (15.4% of sales) for the third quarter of 2017, compared to $1,376,000 (27.3% of sales) in the same fiscal quarter last year. Gross profit for the controls and capacitors segments combined, was $3,366,000 (32.6% of sales) in the third quarter, compared to $3,376,000 (38.1% of sales) in the same quarter last year.

Index
Operating, research and development and acquisition expenses were $7,920,000, compared to $5,683,000 in the same quarter last year. Included in the chargers segment operating expense was $279,000 of non-cash expense from the amortization of intangible assets and fair value adjustments arising from the business combination with Bassi, compared with $687,000 of such cost in the same period last year. Operating expenses in the controls and capacitors businesses combined, excluding unallocated corporate expense, were $5,799,000, compared to $3,892,000 in the prior year period. The increase of $1,907,000 largely reflects the increased investment in engineering and research and development expense, including new hires, associated with the delivery of the engineering phase of the Company’s new project pipeline. Unallocated corporate expense in the quarter of $1,375,000 included approximately $1,100,000 relating to professional fees and other associated costs connected with the potential merger with BorgWarner Inc. outlined in Note 2 to the financial statements included with this Form 10-Q.

There was an operating loss for the third quarter of $3,288,000 compared with an operating loss of $931,000 in the same period last year.

Included in other income and expense for the quarter was a foreign currency gain of $317,000, compared with a foreign currency loss of $522,000 in the third quarter of last year. The gain in the quarter largely reflects the impact of the strengthening of the British pound and the Euro against the U.S. Dollar compared to the prior period. During the third quarter, we recorded a charge of $216,000 for interest which was largely interest payable on the MPS Bank credit facility partly used to finance the Bassi acquisition in January last year.

The Company recorded a loss before income taxes of $3,174,000 in the third quarter of 2017, compared to a loss before income taxes of $1,589,000 in the same period last year. There was an income tax benefit of $269,000 in the period compared with a benefit of $60,000 in the same period last year. The income tax benefit of 8.5% in the third quarter of 2017 was lower than the statutory Federal income tax rate of 34% for several reasons. The main items which reduced the effective tax rate were foreign tax rate differentials and the surrender of U.K. trading losses for cash research incentives.

After adjusting for a $14,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture and recording a preferred share dividend of $102,000, there was a net loss attributable to the stockholders of $2,993,000 or ($0.56) per diluted share, compared to a net loss of $1,538,000 or ($0.38) per diluted share in the same quarter last year after recording a preferred share dividend of $93,000.

Index
Nine months ended July 1, 2017 and July 2, 2016

The following table compares the results by segment for the nine months ended July 1, 2017 with the same period in the prior year.

	(in thousands of dollars)
	Nine months ended
	July 1, 2017	July 2, 2016	Favorable (unfavorable) Change
Sales:
Controls	$25,043	$25,968	$(925)
Capacitors	1,193	1,215	(22)
Chargers	20,535	9,026	11,509
Total Sales	46,771	36,209	10,562
Gross Profit:
Controls	7,734	10,242	(2,508)
Capacitors	537	482	55
Chargers	2,882	2,266	616
Total Gross Profit	11,153	12,990	(1,837)
Operating, Research & Development (R&D) and acquisition expenses:
Controls	(14,375)	(10,691)	(3,684)
Capacitors	(451)	(543)	92
Chargers	(2,174)	(2,257)	83
Unallocated corporate expense and acquisition expenses	(2,181)	(1,921)	(260)
Total operating, R&D and acquisition expenses	(19,181)	(15,412)	(3,769)
Operating income (loss):
Controls	(6,641)	(449)	(6,192)
Capacitors	86	(61)	147
Chargers	708	9	699
Unallocated corporate expense and acquisition expenses	(2,181)	(1,921)	(260)
Total operating loss	(8,028)	(2,422)	(5,606)
Interest expense	(496)	(271)	(225)
Interest and other income	49	16	33
Foreign currency gain (loss)	(301)	(487)	186
Loss before income tax	(8,776)	(3,164)	(5,612)
Income tax benefit	1,126	139	987
Net loss	(7,650)	(3,025)	(4,625)
Net loss attributable to non-controlling interests	147	131	16
Net loss attributable to Sevcon, Inc. and subsidiaries	(7,503)	(2,894)	(4,609)
Preferred share dividends	(299)	(327)	28
Net loss attributable to common stockholders	$(7,802)	$(3,221)	$(4,581)

Index
Reported revenues in the nine months ended July 1, 2017 were $46,771,000, an increase of $10,562,000 or 29.2%, compared to the same period last year, which reflected the acquisition of Bassi in January 2016. Revenue in the chargers business for the nine months ended July 1, 2017 were $20,535,000 compared to $9,026,000 in the five month period post-acquisition last year, an increase of $11,509,000. Revenues in the controls and capacitors businesses combined for the nine months ended July 1, 2017 were $26,326,000 compared to $27,183,000 in the same period last year, a decrease of 3.4%. Foreign currency fluctuations decreased reported revenues in the first nine months of the year by $1,570,000 or 4.3%, mainly due to a stronger U.S. Dollar compared to both the British pound and the euro, than in the prior year period.

In the controls segment, sales in the nine month period to July 1, 2017 were 53% higher in North America and 20% higher in Europe but 33% lower in Asia compared to the same period last year. The reduction in Asia year-on-year is largely due to lower demand from the Company’s traditional industrial markets, principally aerial work platform, airport ground support, fork lift truck, aftermarket and mining applications. This reduction in reported sales in the Company’s traditional markets was largely driven by global macro-economic factors.  Revenues in the on-road sector were 26% higher in the first nine months of 2017 compared to the same period last year. This increase largely reflected increased sales to electric and hybrid vehicle manufacturers in North America and the startup of volume manufacture and shipments to four-wheel customers in Asia as well as revenues from engineering services associated with electrification projects. Sales to customers in the two and four-wheel sector were 34% and 22% higher in the nine month period to July 1, 2017, compared to the same period in 2016, respectively.

Volumes shipped in the capacitors business were largely flat compared to the same period last year which reflected general macro-economic factors reducing sales to industrial customers offset by increased orders from railway signaling customers. In the chargers segment, the growth in revenues year-on-year is largely due to a significant increase in shipments to a North American battery manufacturer.

Gross profit of $11,153,000 was 23.8% of sales in the nine month period ended July 1, 2017 compared to $12,990,000, or 35.9%, of sales, in the comparable period in 2016. The reduction in the gross profit percentage reflects the inclusion of the lower margin chargers business in 2017 and also an increasing proportion of engineering services revenue, which is generally at a lower gross profit percentage than product sales. Gross profit in the chargers business in the nine month period ended July 1, 2017 was $2,882,000 or 14% of sales compared to $2,266,000 or 25.1% of sales in the same period last year, reflecting adverse customer mix. Gross profit in the controls and capacitors businesses combined in the nine month period ended July 1, 2017, was $8,271,000 (31.5% of sales) compared to $10,724,000 (39.5% of sales) in the same period last year, reflecting the higher proportion of lower margin engineering services revenue and also adverse customer mix.

Operating, research and development and acquisition expenses were $19,181,000 in the first nine months of the year, an increase of $3,765,000 compared with the same period last year, which included expenses of $1,425,000 associated with the acquisition of the Bassi chargers business. Operating expense in the chargers business was $2,174,000 during the period compared to $2,257,000 in the prior period which also included the acquisition expenses of $1,425,000. The increase in the charger segment operating expense year-on-year reflects increased investment in engineering resource in 2017 and also that 2016 represented only five months of expenses post-acquisition.

Operating expense in the controls and capacitors businesses combined, excluding unallocated corporate expense, was $14,826,000 compared to $11,234,000 in the same period last year, reflecting the continuing investment in engineering and research and development expense, including new hires, associated with the delivery of the engineering phase of the Company’s new project pipeline. The increase in expense of $3,592,000 includes approximately $1,100,000 of professional fees and other costs associated with the proposed merger with BorgWarner Inc and also $230,000 in relation to a contested director election which occurred in the second quarter of 2017.

Research and development expense increased by $2,314,000 compared to the first nine months of last year.  This increase year-on-year reflects our ongoing commitment to product development and improvement and the additional resources invested in converting our pipeline of opportunities into projects.

The Company recorded an operating loss for the first nine months of 2017 of $8,028,000 compared with a loss of $2,422,000 in the same period last year.  The operating income for the chargers business for the nine-month period was $708,000 after recording a non-cash expense of $759,000 from the amortization of intangible assets and fair value adjustments arising from the business combination.  There was an operating loss in the controls business of $6,641,000 while the capacitors business recorded operating income of $86,000.

Index
Included in other income and expense for first half year was a foreign currency loss of $301,000 compared with a loss of $487,000 for the same period last year. There was a net interest expense of $447,000, compared with a net interest expense of  $255,000 for the same period last year, which mainly related to the credit facility partly used to finance the Bassi acquisition in January last year.

In the first nine months of 2017 the Company recorded an income tax benefit of $1,126,000, or 12.8% of the loss before income tax, compared to an income tax benefit of $139,000, or 4.6 % of income before income tax in the same period in 2016. The income tax benefit recorded of 12.8% in 2017 and 4.6% in 2016 are lower than the statutory Federal income tax rate of 34% for several reasons; the main items being foreign tax rate differentials and the surrender of U.K. trading losses for cash research incentives. In addition, in the prior period, there were acquisition expenses of $1,417,000 which are not a deductible expense for income tax purposes, and, in the current period, approximately $1,100,000 of costs to date associated with the proposed merger with BorgWarner Inc., which have also been treated as non-deductible for income tax purposes.

After adjusting for a $147,000 net loss relating to the Company’s non-controlling interest in the Chinese joint venture, there was a net loss attributable to the stockholders of $7,802,000 or a loss of ($1.47) per diluted share, compared to a net loss of $3,221,000, or ($0.84) per diluted share, in the same period last year.  The Company recorded a preferred share dividend of $299,000 for the first nine months of 2017 compared with $327,000 for the same period last year.

As discussed in Note 23 to the financial statements included with this Quarterly Report on Form 10-Q, we are evaluating a number of recent accounting pronouncements, any of which could have a material impact on our results of operations.

Financial Condition

During the nine-month period ended July 1, 2017 the Company experienced an operating loss of $8,028,000 and a decrease in cash of $11,809,000 from $14,127,000 at September 30, 2016 to $2,318,000 at July 1, 2017. This negative performance largely reflected difficult conditions in the Company’s traditional controls markets and continuing investment in research and development expense associated with the delivery of the engineering phase of the Company’s new project pipeline, as well as professional fees and other costs associated with the proposed merger of the Company with BorgWarner Inc and a contested director election which occurred in the second quarter. At July 1, 2017 the Company had net current assets of $18,028,000 including cash of $2,318,000.

Excluding the impact of currency fluctuations, trade and other receivables increased by $4,044,000 in the period, which decreased cash, and inventories and prepaid expenses and other current assets increased by a combined $4,623,000, which also reduced cash during the period. Accounts payable, accrued expenses and accrued taxes increased by a combined $6,250,000, which increased cash during the period. The number of days sales in receivables decreased by one day from 72 days sales at September 30, 2016 to 71 days sales at July 1, 2017, reflecting the lower proportion of receivables in the U.K., which generally has longer receivables days than in the rest of Europe and North America. Capital expenditures in the first nine months were $1,792,000, including leasehold improvement expenditure on a new U.K. research and development and office facility. Exchange rate changes increased reported cash by $596,000 in the first nine months of 2017.

The Company’s U.K. controls and capacitors subsidiaries each have multi-currency overdraft facilities, which together total $1,100,000 and which are secured by real estate owned by those companies. In July 2017, the Company’s U.K. Bank renewed these facilities for a twelve-month period although, in line with normal practice in Europe, they can be withdrawn on demand by the bank. The facilities were unused at July 1, 2017 and at September 30, 2016. Management believes that, if these facilities were withdrawn, adequate alternative credit resources would be available. However, this would depend on the Company’s situation and the economic environment at the time. Accordingly, management does not rely on their availability in projecting the adequacy of the Company’s capital resources.

Index
The Company entered into a €14,000,000 (approximately $15,994,000 at July 1, 2017) credit facility with MPS Bank on January 27, 2016. The loan and security agreement will expire on January 27, 2021 when all outstanding principal and unpaid interest will be due and payable in full.  The facility may be paid before maturity in whole or in part at the option of the Company, on or after the nine-month anniversary of the funding date, without penalty or premium.  Interest on the loan is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%.  Under the facility, the Company must maintain, on an annual basis, a net debt to EBITDA ratio defined as the ratio of consolidation indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company from the issuance and sale of equity securities during such twelve-month  period, of no more than 3.5:1 for fiscal years 2016 and 2017 and a net debt to EBITDA ratio of no more than 3.0:1 thereafter.  The Company would consider raising additional equity capital if necessary to ensure compliance with this covenant at year-end. Upon entering into the credit facility, the Company drew down €14,000,000 (approximately $15,994,000), which was the total amount outstanding at July 1, 2017.  This amount is shown in the accompanying consolidated balance sheet under long-term debt. The carrying value of the debt approximated to fair value based on current interest rates.

On May 22, 2017, the Company entered into a loan agreement with FrontFour Capital Group, LLC (“FrontFour“), pursuant to which FrontFour made a commitment to the Company to provide an unsecured term loan in the principal amount of $10,000,000 (the “Term Loan”). The period of FrontFour’s commitment under the loan agreement began on the date the Company entered into the loan agreement, and terminates on (i) August 22, 2017, or (ii) if the Company chooses to request an extension, November 22, 2017. The Company paid a commitment fee to FrontFour of $450,000. The commitment fee plus $34,000 of associated legal fees have been accounted for as deferred financing costs and are being amortized over the life of the loan agreement. If the Company elects to extend the commitment period, it will be required to pay FrontFour an additional $150,000 extension fee. The interest rate on amounts borrowed under the loan agreement is 10% per annum. Subsequent to the end of the period, on July 3, 2017, the Company drew down $7,500,000 under the FrontFour loan agreement and it is anticipated that the Company will draw down the remaining $2,500,000 under the facility in the fourth quarter of 2017.

The Company entered into a fifteen year lease for a U.K. facility in the second quarter of 2017 and is in the process of relocating staff to that refurbished leasehold facility. The facility will be the Company’s principal U.K. location for research and development activity and support services. The refurbishment and fit-out expense for that facility, both incurred to and including the third quarter of 2017, and committed to, amounts to approximately $1,500,000. Other than this U.K. facility cost, there were no significant capital expenditure commitments at July 1, 2017.

It is estimated that the Company will make contributions to its U.K. and U.S. defined benefit pension plans of approximately $866,000 in fiscal 2017; should the Company suffer a material reduction in revenues in 2017 this commitment could adversely impact the Company’s financial position.

The Merger Agreement with BorgWarner includes customary covenants requiring us to operate our business in all material respects in the ordinary course of business consistent with past practice until the completion of the merger. In addition, without BorgWarner’s prior approval, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above a specified threshold, incurring additional debt and issuing additional equity. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements before the completion of the merger.

The outlook continues to remain uncertain given the continuing worldwide economic situation and in particular the low economic growth environment in Europe and North America, the turmoil caused by the U.K.’s Brexit referendum, and the continuing austerity measures in certain parts of Europe. Against this background, management has conducted a review of the Company’s cash requirements for the next twelve months taking into account existing cash resources, forecasted cash from future operations and existing borrowing facilities. In addition, the Company has explored its options to secure further financing. Based on this assessment of the Company’s cash requirements and the financing it believes is available, in the opinion of management, the Company’s requirements for working capital to meet projected operational and capital spending at forecast levels in both the short and long-term can be met by a combination of existing cash resources, cash from operations, existing borrowing facilities in Europe and the availability of further financing. Any material reduction in revenues will have a materially adverse impact on the Company’s financial position, which would be exacerbated if any of the Company’s lenders withdraws or reduces available credit. If the Company is unable to generate sufficient cash from operations and if the bank overdraft facilities are withdrawn, the Company would need to raise additional debt or equity capital from other sources to avoid significantly curtailing its business and materially adversely affecting its results.

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

Foreign currency risk

The Company sells to customers throughout the industrialized world. The majority of the Company’s products are manufactured in, or sourced from, the U.K. In the first nine months of 2017, approximately 60% of the Company’s sales were made in Euros, 33% in U.S. Dollars and 7% in British Pounds. Approximately 87% of the Company’s cost of sales was incurred in British Pounds and Euros. This resulted in the Company’s sales and margins being exposed to fluctuations due to the change in the exchange rates of the U.S. Dollar, the British Pound and the Euro. The Company has trade accounts receivable and accounts payable denominated in both British Pounds and Euros that are exposed to exchange fluctuations.

In addition, the translation of the sales and income of foreign subsidiaries into U.S. Dollars is also subject to fluctuations in foreign currency exchange rates.

The following table provides information about the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts outstanding as of July 1, 2017. The information is provided in U.S. Dollar amounts, as presented in the Company’s consolidated financial statements. The table presents the amounts at which the Company’s foreign currency accounts receivable, accounts payable and firmly committed sales contracts as of July 1, 2017 are expected to mature based on the exchange rate of the relevant foreign currency to U.S. Dollars at July 1, 2017:

	(in thousands of dollars)
	Expected maturity or transaction date
	Fiscal 2017	Fair Value
On balance sheet financial instruments:
In $ U.S. Functional Currency
Accounts receivable in British Pounds	1,214	1,214
Accounts receivable in Euros	9,131	9,131
Accounts payable in British Pounds	872	872
Accounts payable in Euros	9,331	9,331
Anticipated Transactions
In $ U.S. Functional Currency
Firmly committed sales contracts
In British Pounds	696	696
In Euros	6,511	6,511

Interest Rate Risk

Under the Company’s credit facility with MPS Bank interest is payable quarterly at a margin of 3% over EuroLIBOR, with a minimum EuroLIBOR rate of 0.0%. The interest rate as of July 1, 2017 was 3.0%. The Company’s credit facility with FrontFour bears interest at a fixed rate of 10.0% per annum and interest is payable monthly in arrears.

The Company invests surplus funds in instruments with maturities of less than 12 months at both fixed and floating interest rates. The Company incurs short-term borrowings from time-to-time on its overdraft facilities in Europe at variable interest rates. Due to the short-term nature of the Company’s investments at July 1, 2017 the risk arising from changes in interest rates was not material.

Index
Item 4	Controls and Procedures.

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)), have concluded that, as of July 1, 2017, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, we provided the employee training to complete the remediation of the material weakness in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that we disclosed in our Form 10-Q for the second quarter of 2017. Our principal executive officer and principal financial officer have identified no other change in internal control over financial reporting that occurred during that period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

None.

ITEM 1A	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

The Company believes that the following represent the most significant risk factors related to its business, the occurrence of any of which could have a material adverse effect on our financial condition, results of operations and share price:

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the Merger is completed, the fact that it is pending may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur significant costs, charges or expenses relating to the Merger, regardless of whether or not it is completed.
Furthermore, we cannot predict how our suppliers, customers and others with whom we do business will view or react to the pending Merger in the future. If we are unable to maintain our normal relationships as a result of the pending Merger, our financial results may be adversely affected.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger, could result in our inability to respond effectively to competitive pressures and industry developments and may otherwise have a material adverse effect on our future results of operations or financial condition.

It is also possible that one or more lawsuits could be brought challenging the Merger. If dismissals are not obtained or settlements are not reached, such lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us.

Failure to complete the Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the approval of the Merger Agreement by the holders of our outstanding shares of common stock, and certain other customary conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. If the Merger is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

Index
We have incurred operating losses and reduced cash flow, and we anticipate that we will need to raise additional funds to finance operations.

We have experienced operating losses during the last two fiscal quarters as well as our last fiscal year, as well as declines in cash flows from operating activities. This negative performance was largely due to difficult conditions in our traditional controls markets and continuing investment in research and development expense associated with the delivery of the engineering phase of our project pipeline, both of which conditions are expected to continue. We anticipate that we may need to raise additional capital to fund our operations, including to support our existing and anticipated new research and development activities. The level of our cash needs will depend on numerous factors, principally our ability to grow revenues. If additional funds were raised through the issuance of equity securities or convertible debt securities, it would be dilutive to our stockholders and could result in a decrease in our stock price. If we are unable to secure such additional financing, it will have a material adverse effect on our business and we may have to limit operations.

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

Ten customers accounted for 49% of the Company’s revenues for the nine months ended July 1, 2017 and the largest customer accounted for 18% of revenues. Although we have had business relationships with some of these customers for many years, our relationships with on-road EV customers are newer and, in any event, there are no long-term contractual supply agreements in place with any customer. Accordingly our performance could be adversely affected by the loss of one or more of these key customers.

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

The loss of government support may adversely affect the Company’s Chinese Operations

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

Index
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

It is estimated that the Company will make contributions to its frozen U.K. and U.S. defined benefit pension plans of approximately $866,000 in 2017 and at a similar level in subsequent years. Should the Company suffer a material reduction in revenues this commitment could adversely impact the Company’s financial position.

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

The Company has a five year credit facility with MPS Bank under which it has drawn €14,000,000 ($15,994,000 as of July 1, 2017). While the credit facility is outstanding, the Company together with its subsidiaries must maintain a leverage ratio, defined as the ratio of consolidated indebtedness of the Company and its subsidiaries, minus cash and marketable securities, to EBITDA of the Company and its subsidiaries, measured on a fiscal year-end basis, plus (under a December 2016 amendment) the net cash proceeds received by the Company  from the issuance and sale of equity securities during such twelve-month  period, of not greater than 3.5:1 through September 30, 2017, and thereafter not greater than 3.0:1. Breach of this covenant would constitute an event of default, after which the interest rate would be increased and the Bank could elect a number of remedies including, but not limited to declaring all obligations (including principal, interest and expenses) immediately due and payable, that would have a material adverse impact on the Company’s ability to continue operations.

Index
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

Index
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

SEVCON, INC.

Date: August 14, 2017	By: /s/ Paul N. Farquhar
Paul N. Farquhar
Chief Financial Officer (Principal Financial Officer)

Index
INDEX OF EXHIBITS

Exhibit	Description

*(2.1)
Agreement and Plan of Merger by and among the registrant, BorgWarner Inc., and Slade Merger Sub Inc. dated as of July 14, 2017 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 17, 2017).§

(2.2)	Equity Transfer Agreement dated June 3, 2017, between the registrant and Xuchang Fuhua Glass Co. Ltd. (filed herewith). §

*(3)(a)	Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2015).

*(3)(b)	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 3, 2015).

*(4)	Forms of warrant to purchase common stock issued July 8, 2016 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 11, 2016).

(10.1)	Loan Agreement dated May 22, 2017, between the registrant and FrontFour Capital Group, LLC. (filed herewith).

(31.1)	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

§Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC.